Form 10-Q
period 2008-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2008-05-15
CIK 1389772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 333-147950
First Priority Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	6022	20-8420347

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
2 West Liberty Boulevard, Suite 104
Malvern, Pennsylvania 19355
(Address, including zip code, of registrant’s principal executive offices)
(610) 280-7100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,083,637 shares of Common Stock, $1.00 par value, outstanding on May 14, 2008.

FIRST PRIORITY FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

First Priority Financial Corp.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$2,948	$943

Total cash and cash equivalents	2,948	943

Securities available for sale (amortized cost: $27,649 and $45,015, respectively)	27,693	45,026

Loans receivable	122,885	105,207
Less: allowance for loan losses	1,401	1,055

Net Loans	121,484	104,152

Restricted investment in bank stock	60	50
Premises and equipment, net	1,353	574
Accrued interest receivable	590	545
Goodwill	1,166	—
Other assets	384	321

Total Assets	$155,678	$151,611

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$7,590	$6,846
Interest-bearing	117,150	109,459

Total Deposits	124,740	116,305

Short-term borrowings	5,396	18,097
Long-term debt	390	390
Accrued interest payable	877	858
Other liabilities	2,441	641

Total Liabilities	133,844	136,291

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000 shares; no shares issued or outstanding	—	—
Common stock, $1 par value; authorized 10,000 shares; 3,084 and 2,108 shares issued and outstanding, respectively	3,084	2,108
Surplus	25,434	18,982
Accumulated deficit	(6,728)	(5,781)
Accumulated other comprehensive income	44	11

Total Shareholders’ Equity	21,834	15,320

Total Liabilities and Shareholders’ Equity	$155,678	$151,611

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Income
Unaudited (In thousands, except per share data)

	For the three months ended
	March 31,
	2008	2007
Interest Income

Loans receivable, including fees	$1,716	$1,025
Securities – taxable	121	208
Interest bearing deposits and other	1	1
Federal funds sold and securities purchased under agreements to resell	149	191

Total Interest Income	1,987	1,425

Interest Expense

Deposits	1,179	827
Short-term borrowings	7	6
Other	5	—

Total Interest Expense	1,191	833

Net Interest Income	796	592

Provision for Loan Losses	212	103

Net Interest Income after Provision for Loan Losses	584	489

Non-Interest Income

Wealth management fee income	56	54
Other	28	11

Total Non-Interest Income	84	65

Non-Interest Expenses

Salaries and employee benefits	1,048	822
Occupancy and equipment	110	102
Data processing equipment and operations	77	48
Professional fees	118	132
Marketing, advertising, and business development	23	26
FDIC insurance assessments	21	15
Capital stock tax expense	21	12
Merger integration costs	125	—
Other	72	70

Total Non-Interest Expenses	1,615	1,227

Net Loss	$(947)	$(673)

Loss per share
Basic and diluted	$(0.39)	$(0.32)

Weighted average shares outstanding
Basic and diluted	2,440	2,108

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
Unaudited (Dollars in thousands)

				Accumulated
				Other
	Common		Accumulated	Comprehensive
	Stock	Surplus	Deficit	Income	Total
Balance — December 31, 2006	$2,108	$18,934	$(3,405)	$1	$17,638

Comprehensive loss:
Net loss	—	—	(673)	—	(673)
Net unrealized holding gain on available for sale securities	—	—	—	2	2

Total Comprehensive Loss					(671)

Stock options expense	—	13	—	—	13

Balance — March 31, 2007	$2,108	$18,947	$(4,078)	$3	$16,980

Balance — December 31, 2007	$2,108	$18,982	$(5,781)	$11	$15,320

Issuance of common stock for acquisition of Prestige Community Bank (976,137 shares)	976	6,435	—	—	7,411

Comprehensive loss:
Net loss	—	—	(947)	—	(947)
Net unrealized holding gain on available for sale securities	—	—	—	33	33

Total Comprehensive Loss					(914)

Stock options expense	—	17	—	—	17

Balance — March 31, 2008	$3,084	$25,434	$(6,728)	$44	$21,834

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	For the three months ended
	March 31,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(947)	$(673)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	212	103
Depreciation and amortization	42	22
Net accretion and amortization of securities discounts and premiums	(1)	(124)
Stock based compensation expense	17	13
Increase in accrued interest receivable	(45)	(86)
Increase in other assets	(12)	(21)
Increase (decrease) in accrued interest payable	(15)	98
Increase (decrease) in other liabilities	981	(111)

Net Cash (Used in) Provided by Operating Activities	232	(779)

Cash Flows from Investing Activities

Net increase in loans	(11,848)	(10,537)
Purchases of securities available for sale	(21,959)	(70,879)
Purchase of restricted stock	(10)	—
Proceeds from maturities of securities available for sale	39,324	88,000
Purchases of premises and equipment	(13)	(144)
Net cash received from acquisition	21,877	—

Net Cash Provided by Investing Activities	27,371	6,440

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(12,414)	10,567
Net decrease in short-term borrowings	(13,184)	(17,501)

Net Cash Used in Financing Activities	(25,598)	(6,934)

Net Increase (Decrease) in Cash and Cash Equivalents	2,005	(1,273)

Cash and Cash Equivalents – Beginning	943	1,984

Cash and Cash Equivalents – Ending	$2,948	$711

Supplementary Cash Flows Information
Interest paid	$1,194	$735

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Organization and Nature of Operations
First Priority Financial Corp.
First Priority Financial Corp. (referred to herein as the “Company” or “First Priority”) was formed on May 11, 2007. On February 20, 2007, First Priority Bank’s Board of Directors approved an agreement of reorganization and merger, dated as of February 20, 2007 which was subsequently approved by regulators and the shareholders of the First Priority Bank (the “Bank”) at the Bank’s annual meeting on April 17, 2007. The reorganization agreement provided that the Bank become a wholly-owned subsidiary of the Company, a Pennsylvania corporation formed by the Bank for the purpose of becoming a holding company for the Bank, and as such, the Company is subject to the rules and regulations of the Federal Reserve Board. Accordingly, the financial information relating to the periods prior to May 11, 2007 are reported under the name of First Priority Financial Corp.
Under the reorganization agreement, each outstanding share of the Bank’s common stock and warrant to acquire the Bank’s common stock was converted into one share of the Company’s common stock and one warrant to acquire the Company’s common stock. The former holders of the Bank’s common stock and warrants became the holders of all of the outstanding shares and warrants of the holding company common stock. Following the reorganization, the Bank continued its operations at the same location, with the same management, and was subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the reorganization. The Company’s assets consist principally of its investment in the Bank and the primary activities are conducted through the Bank.
The Company’s revenue is dependent primarily on net interest income, which is the difference between the interest income earned on loans, investments, and other earning assets and the interest paid on deposits and other interest bearing liabilities. Total revenue is also affected by non-interest income which is primarily derived from asset management related fees, service charges and other fees.
The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the level of interest rates, and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

Note 1 — Summary of Significant Accounting Policies (continued)
First Priority Bank
The Bank was incorporated on May 25, 2005 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania chartered, FDIC insured bank. The Bank commenced operations on November 14, 2005 and is a full service commercial bank providing personal and business lending, deposit products and wealth management services. As a state chartered bank, the Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Bank is located in, and serves customers in, southeastern Pennsylvania.
In March 2007, the Bank opened its second market-service office which is located in Wyomissing, Pennsylvania and serves customers in the Berks County market.
Effective February 29, 2008, the Bank completed its acquisition of Prestige Community Bank (“Prestige”), a de novo bank headquartered in Newtown, Bucks County, Pennsylvania, with offices in Newtown and Pipersville, Pennsylvania. See Note 2 for more information on the acquisition.
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2007, as set forth in First Priority’s 2007 Annual Report to Shareholders, a paper copy of which is available from the SEC. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.
These consolidated statements consist of the Bank’s financial statements prior to the formation of the Company on May 11, 2007. The consolidated balance sheets and related income statements of the Company are substantially the same as the balance sheets and income statements of the Bank with the primary exception of the issuance by the Company in June and July 2007, of $380 thousand 5.30% convertible debentures.
The consolidated results of operations and financial condition presented for those periods after the merger date, May 11, 2007, include consolidated financial results for the Company which includes the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 1 — Summary of Significant Accounting Policies (continued)
Effective February 29, 2008, the Company completed its merger with Prestige. The acquisition has been accounted for using the purchase method of accounting which requires that the financial statements include activity of Prestige beginning March 1, 2008. See Note 2 for more information on the acquisition.
These statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.
The balance of goodwill at March 31, 2008 is $1.17 million, all of which resulted from the acquisition of Prestige effective February 29, 2008, as described in Note 2 below.
Recent Accounting Pronouncements
FASB Statement No. 141(R)
FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to be disclosed that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

Note 1 — Summary of Significant Accounting Policies (continued)
FASB Statement No. 160
FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

Note 1 — Summary of Significant Accounting Policies (continued)
FSP FAS 140-3
In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption is not allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
SAB 109
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff of the Securities and Exchange Commission (“SEC”) regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.
SAB 110
Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff of the SEC regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company has used the “simplified” method to determine the expected life of options issued as part of determining the fair value of option grants.

Note 1 — Summary of Significant Accounting Policies (continued)
EITF 06-11
In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.
Note 2 – Acquisition of Prestige Community Bank
Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige, a de novo bank headquartered in Newtown, Bucks County, Pennsylvania. Prestige, with $28.9 million in total assets, $5.8 million in loans and $20.8 million in deposits as of February 29, 2008, merged into the Bank. The acquisition expands the Bank’s branch network into Bucks County, Pennsylvania, with offices in Newtown and Pipersville, and increases the number of offices of the Bank to four, serving customers in Chester, Berks, and Bucks Counties in Southeastern Pennsylvania.
In connection with the merger, four directors of Prestige were appointed to the First Priority Board of Directors. The former Prestige directors will be compensated on the same or similar terms under which current non-management directors are compensated for their services. The former Prestige directors have loans and other extensions of credit with the Bank which are on substantially the same terms (including interest rate and collateral), as the terms prevailing at the time for comparable banking transactions with other persons who are not affiliates and who are not subject to Regulation O.
The acquisition was consummated pursuant to the Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority, First Priority Bank, and Prestige. Under the Purchase Agreement, the Company acquired 100% of the outstanding shares of Prestige which was merged with and into the Bank, the wholly owned subsidiary of the Company. Prestige shareholders received one share of common stock and one warrant to acquire a share of First Priority for each share of common stock and each warrant to acquire a share of Prestige outstandng immediately prior to the closing of the transaction. First Priority issued 976,137 shares of common stock, and 195,227 warrants to purchase one share of common stock at a price of $12.50 which expire in October of 2012, in the merger transaction.

Note 2 – Acquisition of Prestige Community Bank (continued)
The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” which requires that the Company’s financial statements include Prestige’s results of operation beginning March 1, 2008. The following table summarizes the fair values of Prestige’s assets acquired and liabilities assumed at the date of acquisition.

Balance Sheet Acquired
February 29, 2008
(Dollars in thousands)
Assets
Cash and cash equivalents	$22,184

Loans receivable	5,830
Less: allowance for loan losses	150

Net Loans	5,680

Other assets	1,071

Total Assets	28,935

Liabilities
Non-interest bearing deposits	1,379
Interest-bearing deposits	19,470
Short-term borrowings	483
Other liabilities	192

Total Liabilities	21,524

Net Assets Acquired	$7,411

The following pro forma combined results of operations for the three months ended March 31, 2008, give effect to the acquisition as if the merger had been completed on January 1, 2008. The pro forma results show the combination of Prestige’s results into First Priority’s consolidated statement of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the period. Since Prestige did not open for business until October, 2007, there are no pro forma results presented for the three months ended March 31, 2007.

Pro Forma
Three months ended
March 31, 2008
(Dollars in thousands)
Total revenue	$872
Net loss	(1,542)
Basic and diluted loss per share	(0.50)

Note 2 – Acquisition of Prestige Community Bank (continued)
In accordance with SFAS No. 141, “Business Combinations,” the consideration paid in an acquisition should be determined by either determining: (1) the value of the actual consideration paid, i.e., the value of the Company’s common stock, or (2) the value of what was received, i.e., the fair value of the net assets of Prestige. The determination of which methodology to use is based upon which is more clearly evident, and thus, provides a value that is considered more reliable.
Management has determined that the most appropriate methodology to determine the consideration paid in this transaction is to determine the fair value of the net assets acquired for the following reasons: (1) the common stock of the Company is closely held and not currently traded on any open market and, therefore, a value for the stock would not be readily determinable or considered reliable, and (2) as a de novo and relatively new organization, the net assets of Prestige are recently acquired and it is relatively simple to determine a fair value at the instrument level.
Goodwill of $1.17 million was recorded in connection with the acquisition of Prestige. The Company currently has one reporting segment, banking, which will be used to evaluate potential impairment of goodwill in the future. Management is in the process of evaluating and finalizing purchase accounting adjustments. Thus the allocation of purchase price is subject to refinement.
Goodwill related to the merger with Prestige is not deductible for tax purposes. Due to the net operating losses previously incurred by the Company, deferred tax assets are reduced by a valuation allowance until such time as, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Therefore, no deferred tax component has been recorded related to this transaction.
Prestige has a net operating loss (“NOL”) for tax purposes which will carry forward for the benefit of First Priority in future years. As of December 31, 2007, the NOL for Prestige was approximately $536 thousand. As it becomes evident that the Company will be able to utilize the NOL for Prestige, it would be recognized going forward. IRS Section 382 applies a limitation as to how much of the carryforward NOL can be used in any one year and must be utilized within a specified period (20 years). As the Company is able to utilize the NOL of Prestige in future periods, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.

Note 2 – Acquisition of Prestige Community Bank (continued)
The following table provides the calculation of the goodwill.

(Dollars in thousands)
Purchase Price:
Net assets acquired	$7,411
Transaction costs	307

Total purchase price	7,718

Net Assets Acquired:
Seller shareholders’ equity	7,544
Estimated adjustments to reflect assets acquired at fair value:
Loans (2.5 years weighted average life)	28
Estimated amount allocated to liabilities assumed at fair value:
Time deposits (0.4 year weighted average life)	(161)

Fair value of net assets acquired	7,411

Estimated adjustment for contract termination costs and other purchase accounting adjustments	859

Goodwill Resulting from Acquisition	$1,166

The fair value of certain assets (fixed rate loans) and certain liabilities (fixed rate time deposits) was determined using a discounted cash flow analysis and applying a discount rate which uses assumptions that marketplace participants would use in estimating fair values. In other instances, the Company assumed that the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. Since Prestige is a de novo banking operation which, at time of merger, was open for only 4.5 months, it is assumed that there is no core deposit intangible related to the acquisition due to the limited time of existence and the limited “stability” of the deposit base of Prestige. The Company determined that there were no other categories of identifiable intangible assets arising from the Prestige acquisition. The Company also determined that there were no material purchase accounting adjustments needed with respect to SOP 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”
Note 3 — Stock Option Plan
In 2005, the Company adopted the 2005 Stock Option Plan. The Plan allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Plan authorizes the Board of Directors to grant options up to an aggregate of 20% of the common stock outstanding to a maximum of 658,000 shares to officers, other employees and directors of the Company. Only employees of the Company are eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

Note 3 — Stock Option Plan (continued)
All options granted under the Plan vest in four years and terminate ten years from the date of the grant. The exercise price of the options granted is the fair market value of a share of common stock at the time of the grant, but not less than $10 per share. Restrictive Stock grants will be subject to five year vesting requirements.
Effective February 29, 2008, in connection with the completion of the merger with Prestige, the Company issued 47,022 options to those officers, employees, and directors of Prestige who held options to purchase Prestige common stock prior to the merger. The Prestige options became fully vested on October 18, 2007 upon execution of the merger agreement due to change in control provisions. Upon completion of the merger, comparable fully vested options were issued by the Company effective October 18, 2007, the original issue date of the options, at an exercise price of $10 per share and an expiration date of October 18, 2017. These options became part of the Company’s 2005 Stock Option Plan.
In addition, 100,000 options issued by Prestige to its organizers were exchanged for the same number of options of the Company at the merger date. These options also are fully vested, are exercisable at a price of $10 per share, and expire on October 18, 2017.
A summary of the option activity under the Company’s stock option plan as of March 31, 2008 and for the three months ended March 31, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	421,000	$10.00

Granted during 2008	52,950	10.25
Options exchanged – Prestige acquisition	147,022	10.00
Forfeited/cancelled during period	(21,022)	10.00

Outstanding at March 31, 2008	599,950	$10.02

Exercisable at March 31, 2008	127,500	$10.00

The weighted average remaining contractual life of the outstanding stock options at March 31, 2008 is 8.40 years. The aggregate intrinsic value of options outstanding was $-0- as of March 31, 2008.

Note 3 — Stock Option Plan (continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Granted in
2008
Dividend yield	0.0%
Expected life	7 years
Expected volatility	25%
Risk-free interest rate	2.93%
Weighted average fair value	$3.46
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts which are restricted under regulation. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.
For the three months ended March 31, 2008 and 2007, there were stock options granted and the related compensation expense of $17 thousand and $13 thousand, respectively, is included in salaries and employee benefits in the accompanying consolidated statements of income. There was no tax benefit recognized related to this stock-based compensation.
As of March 31, 2008, there was $341 thousand of unrecognized compensation cost related to nonvested stock options granted after January 1, 2006, which is expected to be recognized over a weighted average period of 3.4 years.
Note 4—Earnings Per Share
The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable.
Options to purchase 599,950 and 411,000 shares of common stock outstanding at March 31, 2008 and 2007, respectively, and warrants to purchase common stock were not included in dilutive earnings per share since their exercise price exceeded the fair value of the related common stock and due to the net loss incurred.

Note 4—Earnings Per Share (continued)

	For the three months ended
	March 31,
	2008	2007
	(In thousands, except
	per share information)
Basic and diluted loss per share
Net loss	$(947)	$(673)
Weighted average common shares outstanding	2,440	2,108
Basic and diluted loss per share	$(0.39)	$(0.32)
Note 5 — Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk incurred in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At March 31, 2008 and December 31, 2007, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $34.9 million and $26.1 million, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but may include personal or commercial real estate, accounts receivable, inventory and equipment.
Note 6 — Short-Term Borrowings
At March 31, 2008 and December 31, 2007, the Company had total short-term borrowings of $5.4 million and $18.1 million, respectively. The Company’s short-term borrowings generally consist of Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks. These borrowings generally represent overnight borrowings.

Note 6 — Short-Term Borrowings (continued)
As of March 31, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets at 125% of the amount borrowed. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
In addition, at March 31, 2008, the Bank had secured borrowing capacity at the Federal Home Loan Bank of Pittsburgh. As a de novo bank, the Bank is required to deliver collateral to support any borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s borrowing capacity approximated $50 million at March 31, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
Short-term borrowings outstanding as of March 31, 2008 consisted of $2.0 million of unsecured borrowings and $2.0 million of secured borrowings under lines of credit with correspondent banks, and $1.4 million outstanding under customer repurchase agreements. Collateral pledged to secure these borrowings totaled $3.9 million. At December 31, 2007, short-term borrowings consisted of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Note 7 – Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:
Level 1 inputs – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
Level 2 inputs — Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, through corroboration with observable market data. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 inputs — Unobservable inputs for the assets or liabilities that reflect an entity’s own assumptions about the factors that market participants would use in pricing the assets or liabilities developed based on the best information available.

Note 7 – Fair Value of Financial Instruments (continued)
The following is a description of valuation methodologies used for assets recorded at fair value. Securities classified as available for sale are reported at fair value generally utilizing Level 1 or Level 2 inputs. Level 1 securities are readily marketable and have prices quoted in active markets which the Bank has the ability to access. The fair value measurement for Level 2 securities is provided by independent pricing sources. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Available for sale securities is the only balance sheet category that the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At March 31, 2008, Using
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for Sale Securities	$27,693	$17,000	$10,693	$—

Total Assets Measured at Fair Value	$27,693	$17,000	$10,693	$—

Item 1A. Risk Factors
      As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Following is management’s discussion and analysis of the significant changes in the results of operations presented in its accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist almost entirely of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.
Forward-Looking Statements
      This document and the documents incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority’s actual results to differ materially from those anticipated events.
      Although the company believes its plans, intentions, and expectations as reflected in or suggested by these forward-looking statements are reasonable, it can give no assurance that its plans, intentions, or expectations will be achieved. Accordingly, you should not place undue reliance on them. Listed below, and discussed elsewhere, are some important risks, uncertainties, and contingencies that could cause actual results, performances, or achievements to be materially different from the forward-looking statements made in this document. These factors, risks, uncertainties, and contingencies include, but are not limited to, the following:
•	the strength of the United States economy in general and the strength of the regional and local economies in which First Priority conducts operations;

•	the effects of changing economic conditions in First Priority’s market areas and nationally;

•	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	changes in federal and state banking, insurance, and investment laws and regulations which could impact First Priority’s operations;

•	inflation, interest rate, market, and monetary fluctuations;

•	First Priority’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the impact of changes in financial services policies, laws, and regulations, including laws, regulations, policies, and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities, and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretations of generally accepted accounting principles;

•	the occurrence of adverse changes in the securities markets;

•	the effects of changes in technology or in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality; and

•	First Priority’s success in managing the risks involved in the foregoing.
      The effects of these factors are difficult to predict. New factors emerge from time to time and we can not assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date of this document.
Overview
      First Priority was formed May 11, 2007, as the holding company for the Bank pursuant to a reorganization and merger agreement. As part of the reorganization and merger, each outstanding share of the Bank common stock and each outstanding warrant to acquire a share of the Bank common stock was converted into one share of First Priority common stock and one warrant to acquire one share of First Priority common stock and, as a result, the Bank became a wholly-owned subsidiary of First Priority.

      Accordingly, descriptions of balance sheet and income statement items prior to May 11, 2007 represent those of the Bank, and descriptions of balance sheet and income statement items after May 11, 2007 represent the consolidated results of First Priority. The consolidated balance sheets and related income statements of First Priority are substantially the same as the balance sheets and income statements of the Bank except for the issuance by First Priority in June and July 2007, of $380 thousand of 5.30% convertible debentures, related capitalized interest and accrued interest expense, as described in the “long-term debt” section below. The consolidated results of operations and financial condition presented for those periods after the merger date, May 11, 2007, include consolidated results for First Priority and the Bank.
      Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige, a de novo bank headquartered in Newtown, Bucks County, Pennsylvania. Prestige, with $28.9 million in total assets, $5.8 million in loans and $20.8 million in deposits as of February 29, 2008, merged into the Bank. The acquisition expands the Bank’s branch network into Bucks County, Pennsylvania, with offices in Newtown and Pipersville, and increases the number of offices of the Bank to four, serving customers in Chester, Berks, and Bucks Counties in Southeastern Pennsylvania.
      First Priority issued 976,137 shares of common stock and 195,227 warrants in the merger transaction which resulted in incremental capital to First Priority of $7.4 million. The acquisition has been accounted for using the purchase method of accounting which requires that the Company’s financial statements include Prestige’s results of operations beginning March 1, 2008.
      Like most financial institutions, First Priority derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. First Priority’s primary source of funds for making these loans and investments is its deposits, on which First Priority pays interest. Consequently, one of the key measures of First Priority’s success is its amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings, which is called the net interest income. Another key measure is the spread between the yield First Priority earns on these interest-earning assets and the rate paid on its interest-bearing liabilities, which is called its net interest spread.
      There are risks inherent in all loans, and First Priority maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. First Priority maintains this allowance by charging a provision for loan losses against its operating earnings. First Priority has included a detailed discussion of this process, as well as several tables describing its allowance for loan losses.
      In addition to earning interest on its loans and investments, First Priority earns income through other sources, such as fees and other charges to its customers and income from wealth management services. First Priority describes the various components of this non-interest income, as well as its non-interest expense, in the following discussion.

Critical Accounting Policies
      First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the notes to the consolidated financial statements as of December 31, 2007, as set forth in First Priority’s 2007 Annual Report to Shareholders, a paper copy of which is available from the SEC.
      Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting policies. The judgment and assumptions First Priority uses are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions First Priority makes, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations.
      The following is a summary of the policies First Priority recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Securities Available for Sale and Deferred Income Taxes.
      Allowance for Loan Losses: First Priority maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect First Priority’s results of operations in the future.
      Stock-Based Compensation: First Priority recognizes compensation expense for stock options in accordance with SFAS No. 123 (revised 2004, “Share-Based Payment” (SFAS No. 123(R)) adopted at January 1, 2006 under the prospective application method of transition. As a result, options granted prior to January 1, 2006 will generally not be subject to expense. The expense related to options granted after January 1, 2006 is generally measured based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. First Priority utilizes the Black-Scholes option-pricing model (as used under SFAS No. 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.

First Priority’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.
      Unrealized Gains and Losses on Securities Available for Sale: First Priority receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are comprised of U.S. government agency securities, mortgage-backed securities, and other debt securities. First Priority uses various indicators in determining whether a security is other than temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. As of March 31, 2008, the unrealized losses associated with securities that management has the ability and intent to hold until maturity or market recovery were not considered to be other than temporary, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. As of December 31, 2007, there are no unrealized losses associated with securities.
      Deferred Income Taxes: First Priority provides for deferred income taxes on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Recently Issued Accounting Standards
      Refer to Note 1 of the Unaudited Consolidated Financial Statements for discussion of recently issued accounting standards.
Results of Operations
Income Statement Review
      The Company’s net loss is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, primarily income from wealth management services and also fees and other charges to banking customers; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses, including merger transaction costs; and (5) income taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

Summary
      The net loss recorded for the three months ended March 31, 2008 was $947 thousand, or $0.39 per basic and diluted share, compared to a net loss of $673 thousand, or $0.32 per basic and diluted share, for the three months ended March 31, 2007.
      Total revenue for the first quarter, 2008 was $880 thousand, compared to $657 thousand in the first quarter, 2007, as net interest income for the first three months of 2008 was $796 thousand and non-interest income, primarily wealth management fees, was $84 thousand. The provision for loan losses was $212 thousand for the three months ended March 31, 2008 compared to $103 thousand in the prior year while operating expenses totaled $1.62 million for the first three months of 2008 compared to $1.23 million for the same period in 2007. Net interest margin averaged 2.39% during the first quarter, 2008 compared to 2.80% a year ago.
      Included in the reported loss for the first quarter of 2008 were one-time merger integration costs of $125 thousand related to the acquisition of Prestige effective February 29, 2008. Operating results of Prestige have been included in the consolidated results of First Priority effective March 1, 2008. Additionally, the Company incurred non-recurring costs of $16 thousand in the first quarter 2008 related to the recruitment and expansion of the Bank’s lending staff. Expenses related to the reorganization of First Priority Bank into a holding company form of ownership totaling $76 thousand and expenses related to the opening of our first market service office in Wyomissing, Pennsylvania, of $26 thousand are included in the first quarter of 2007.
Net Interest Income
      First Priority’s primary source of revenue is net interest income. Net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. In addition to the growth in both interest-earning assets and interest-bearing liabilities, and the timing of repricing of these assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on First Priority’s assets and interest rates paid on its liabilities.
      First Priority’s net interest income increased $204 thousand to $796 thousand for the three months ended March 31, 2008 from $592 thousand for the same period in 2007. The increase in net interest income was primarily due to the growth in interest earning assets, as reflected by an increase in average earning assets of 56.1% from $85.7 million to $133.7 million. Average loans outstanding for the three months ended March 31, 2008 were $105.3 million, an increase of 91.0% or $50.2 million from the same period a year ago. Average interest bearing liabilities increased 67.3% from $66.2 million to $110.8 million for the three months ended March 31, 2008 versus 2007, respectively, primarily due to increases in time deposits of $34.6 million and money market deposit accounts of $9.2 million.
      The following table sets forth, for the three months ended March 31, 2008 and 2007 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs and include non-accrual loans.
Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$105,305	$1,716	6.53%	$55,124	$1,025	7.54%
Securities available for sale	11,085	121	4.38%	15,816	208	5.33%
Federal funds sold	17,320	149	3.45%	14,708	191	5.27%
Deposits with banks and other	11	1	—	24	1	—

Total interest earning assets	133,721	1,987	5.96%	85,672	1,425	6.75%

Non-interest-earning assets	1,513			1,020

TOTAL ASSETS	$135,234			$86,692

Interest-bearing liabilities:
Demand, interest-bearing	$869	4	1.95%	$903	4	1.75%
Money market and savings	42,534	360	3.40%	33,373	411	5.00%
Time deposits	66,186	815	4.94%	31,550	412	5.30%
Borrowed funds	1,194	12	3.91%	381	6	5.97%

Total interest-bearing liabilities	110,783	1,191	4.31%	66,207	833	5.10%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	5,397			2,469
Other liabilities	1,683			583

Shareholders’ equity	17,371			17,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$135,234			$86,692

Net interest income/rate spread		$796	1.65%		$592	1.65%

Net interest margin			2.39%			2.80%

Net interest margin declined 41 basis points from 2.80% for the first quarter, 2007 to 2.39% for the same period in 2008. This decline in net interest margin is primarily attributable to overall growth achieved in earning assets, primarily loans, which was generally funded by higher costing deposit products, thereby changing the relative mix of funding sources. Also, as the Company’s balance sheet continues to grow, the positive impact on net interest margin of free funds related to equity and other non-interest bearing funds becomes relatively smaller. In addition, the Bank, as well as the banking industry in general, continues to experience increased competition and market pressures in regards to relative deposit rates.

     The yield on earning assets decreased 79 basis points from 6.75% in the first quarter, 2007 to 5.96% in the first quarter, 2008 which is related to a decline in overall rates. The overnight targeted federal funds rate declined 300 basis points from 5.25% during the first quarter, 2007 to 2.25% as of the end of the first quarter of 2008. The cost related to interest-bearing liabilities decreased from 5.10% in the first quarter, 2007 to 4.31% for the first three months of 2008. Net interest spread was constant between the comparable quarters at 1.65%.
Analysis of Changes in Net Interest Income
     Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As noted in the Changes in Net Interest Income Table below, the increased volume of earning assets provided an additional $818 thousand in interest income, primarily related to loan growth, while increased deposits to fund that growth resulted in higher interest expense of $541 thousand when comparing the first three months of 2008 to the same period in 2007. Changes in rate structure had a negative impact on net interest income of approximately $73 thousand for these same periods.
     The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	Three months ended March 31,
	2008 vs. March 31, 2007
	Increase (Decrease)
	Due to Change In
			Net
	Volume	Rate	Change
	(in thousands)
Interest income:
Loans receivable	$844	$(153)	$691
Securities available for sale	(55)	(32)	(87)
Federal funds sold	31	(73)	(42)
Deposits with banks and other	(2)	2	—

Total interest earning assets	818	(256)	562

Interest expense:
Demand, interest-bearing	—	—	—
Money market and savings	99	(150)	(51)
Time deposits	433	(30)	403
Borrowed funds	9	(3)	6

Total interest bearing liabilities	541	(183)	358

Change in net interest income	$277	$(73)	$204

Provision for Loan Losses
     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
     The allowance for loan losses will be maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.
     At the end of each quarter or more often, if necessary, First Priority analyzes the collectibility of its loans and accordingly adjusts the loan loss allowance to an appropriate level. The allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. For a description of the process for determining the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” section below.
     The provision for loan losses was $212 thousand and $103 thousand for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, one loan relationship became delinquent over 90 days and was placed on a non-accrual status. The total outstanding balance of this relationship at March 31, 2008 was $861 thousand. The Bank’s provision recorded in the first quarter of 2008 included an additional provision of $75 thousand related to this relationship.
     During the second half of 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories based on specific criteria and employed a similar methodology in determining the provision. The adoption of this method resulted in a proportionate reduction in the calculated provision for loan losses related to the loan portfolio mix and the type of loans booked. Of the $17.7 million net increase in loans during the first quarter of 2008, 78% of this increase was secured primarily by real estate, including residential mortgages, home equity loans and commercial real estate, none of which would be considered sub-prime loans. Net loan growth during the first quarter, 2007 was $10.5 million. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.
Non-Interest Income
     Non-interest income totaled $84 thousand for the three months ended March 31, 2008 compared to $65 thousand in the first quarter, 2007. The following table sets forth information related to the various components of non-interest income for each respective period.

	For the three months ended
	March 31,
	2008	2007
	(in thousands)
Non-Interest Income
Wealth management fee income	$56	$54
Service charges on deposits	4	2
Other branch fees	6	3
Loan related fees	18	4
Other	—	2

Total Non-Interest Income	$84	$65

     Non-interest income is comprised primarily of wealth management fees which are typically non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees from its banking customers. Included in the first quarter, 2008 are one time loan referral fees totaling $11 thousand.
Non-Interest Expenses
     Non-interest expenses were $1.62 million for the three months ended March 31, 2008 compared to $1.23 million for the same period in 2007. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended
	March 31,
	2008	2007
	(in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,048	$822
Occupancy and equipment	110	102
Data processing equipment and operations	77	48
Professional fees	118	132
Marketing, advertising and business development	23	26
FDIC deposit insurance assessments	21	15
Capital stock tax expense	21	12
Merger integration costs	125	—
Other	72	70

Total Non-Interest Expenses	$1,615	$1,227

     Non-interest expenses increased $388 thousand, or 31.6% when comparing the first three months of 2008 to the same period in 2007. Included in the first quarter of 2008 are one month of operating expenses related to the acquisition of Prestige beginning March 1, 2008 totaling $117 thousand and one-time merger integration costs of $125 thousand. In addition, the increase includes additional personnel costs related to incremental business development and operational staff to support the continued growth of the organization.
     Salaries and employee benefits totaled $1.05 million for the first three months of 2008 compared to $822 thousand for the same period in 2007, an increase of $226 thousand, or 27.5%. This increase reflects the cost of staff additions and related benefits to support asset growth, developing geographic and customer reach, and market expansion through the opening of the Wyomissing office in March 2007 and the addition of Prestige in March 2008.
     Occupancy and equipment expenses were $110 thousand in the first quarter, 2008 compared to $102 thousand for the same period in the prior year, an increase of $8 thousand, or 7.8% due to the additional offices opened.
     Data processing expenses increased by $29 thousand, or 60.4%, for the three months ended March 31, 2008 to $77 thousand compared to $48 thousand for the same period in 2007 primarily related to the increased cost of outsourced processing resulting from the increased customer activity of the Bank.
     Professional fees decreased $14 thousand, or 10.6%, to $118 thousand for the first three months of 2008 from $132 thousand in the first quarter, 2007. The first three months of 2007 include legal fees related to the formation of the bank holding company of $65 thousand while the first quarter of 2008 includes incremental legal, audit, and accounting fees of $38 thousand between the two periods primarily related to additional filing and reporting requirements of a public company.
     Marketing, advertising and business development costs decreased $3 thousand, from $26 thousand to $23 thousand, when comparing the three months ended March 31, 2008 and 2007, respectively.
     Merger integration costs of $125 thousand were recorded in the first quarter of 2008 primarily related to system conversion costs to integrate Prestige onto First Priority’s core banking system.
     All other expenses increased $17 thousand to $114 thousand for the three months ended March 31, 2008 from $97 thousand for the same period in 2007. Contributing to this increase are additional expenses related to FDIC insurance assessments of $6 thousand and Pennsylvania bank shares tax expense of $9 thousand.
     Management recognizes the importance of expense awareness and the importance of controlling operating expenses to improve profitability; however, management continues to be committed to expanding and retaining key asset generation and operational staff, exploring and implementing a professional marketing program, and maintaining excellent customer service. Proper implementation and management of these items will assist in achieving our goal of continued asset growth and efficient operations.

Provision for Income Taxes
     There is no provision for income taxes for the three months ended March 31, 2008 or 2007 due to the net operating losses incurred. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Because First Priority has not yet achieved profitability, management has recorded a valuation allowance in the full amount of its deferred tax asset. To satisfy the “more likely than not” criteria required to reduce the valuation allowance, First Priority would need to become profitable and demonstrate that a consistent positive trend of profitability is sustainable.
Financial Condition
Balance Sheet Review
Overview
     Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige, a de novo bank headquartered in Newtown, Bucks County, Pennsylvania. Prestige, with $28 million in total assets, $5.8 million in loans, and $20.8 million in deposits as of February 29, 2008, merged into the Bank. Goodwill of $1.17 million was recorded in connection with the acquisition of Prestige. See Note 2 “Acquisition of Prestige Community Bank”.
     As of March 31, 2008, First Priority had total assets of $155.7 million, an increase of 2.7% over total assets of $151.6 million on December 31, 2007. Total assets at March 31, 2008, consisted primarily of loans outstanding of $122.9 million and investment securities available for sale of $27.7 million. At December 31, 2007, total assets consisted principally of loans outstanding of $105.2 million and investment securities available for sale of $45.0 million. Premises and equipment increased $779 thousand during the first three months of 2008, principally resulting from the addition of the two Prestige branches, Newtown and Pipersville, Pennsylvania.
     Total deposits at March 31, 2008, were $124.7 million compared to $116.3 million at December 31, 2007. Deposits consisted principally of money market accounts and certificates of deposits, which at March 31, 2008 were $38.6 million and $77.1 million, respectively, compared to $45.4 million and $62.6 million at December 31, 2007, respectively.
Investments
     On March 31, 2008 and December 31, 2007, First Priority’s investment securities portfolio of $27.7 million, and $45.0 million, respectively, represented approximately 17.8% and 29.7%, respectively, of total interest-earning assets. As of March 31, 2008, First Priority was invested in U.S. Government agency securities, federal agency mortgage-backed securities and corporate bonds, all of which were rated AAA, are highly marketable, and classified as available for sale with an amortized cost of $27.6 million for an unrealized gain of $44 thousand. As of

December 31, 2007, all investments were in U.S. Government agency securities and federal agency mortgage-backed securities, all of which were rated AAA, highly marketable, and classified as available for sale with an amortized cost of $45.0 million for an unrealized gain of $11 thousand. At the end of each period, First Priority increased its investment portfolio, supported by short-term borrowings at March 31, 2008 and December 31, 2007 of $4.0 million and $18.1 million, respectively, as part of a tax planning program instituted to lower the impact of the Pennsylvania bank shares tax.
     The following tables set forth information about the maturities and weighted yields on First Priority’s investment securities as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
U.S. Government agency securities	$17,000	1.41%	$3,006	4.52%	$—	—	$—	—	$20,006	1.88%
Mortgage-backed securities	—	—	—	—	—	—	6,701	4.98%	6,701	4.98%

Other securities	—	—	986	4.00%	—	—	—	—	986	4.00%

Total investments available for sale	$17,000	1.41%	$3,992	4.39%	$—	—	$6,701	4.98%	$27,693	2.70%

	As of December 31, 2007
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
U.S. Government agency securities	$38,995	3.54%	$2,003	5.13%	$—	—	$—	—	$40,998	3.62%
Mortgage-backed securities	—	—	—	—	—	—	4,028	5.26%	4,028	5.26%

Total investments available for sale	$38,995	3.54%	$2,003	5.13%	$—	—	$4,028	5.26%	$45,026	3.76%

     The amortized cost and fair value of First Priority’s investments (all available for sale) as of March 31, 2008 and December 31, 2007 are shown in the following table:

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(Dollars in thousands)
U.S. Government agency securities	$20,000	$20,006	$40,995	$40,998
Mortgage-backed securities	6,649	6,701	4,020	4,028

Other securities	1,000	986	—	—

Total Investments	$27,649	$27,693	$45,015	$45,026

Restricted investment in bank stock
     As of March 31, 2008 and December 31, 2007, the Bank had an investment of $50 thousand in restricted bank stock of Atlantic Central Bankers’ Bank, Camp Hill, Pennsylvania, representing a required investment in the common stock of the correspondent bank which is carried at cost.
     In addition, at March 31, 2008 the Bank was also required to maintain a minimum investment in the Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $10 thousand. This required investment in FHLB stock will fluctuate in proportion to the Bank’s outstanding debt to the FHLB. When debt is repaid, any purchase price of the stock in excess of the minimum will be refunded.
Loans
     First Priority’s loan portfolio is the primary component of its assets. At March 31, 2008, total loans were $122.9 million, an increase of $17.7 million from $105.2 million at December 31, 2007. Included in the loan balances at December 31, 2007 was a short-term commercial loan made to Prestige which was used for a year-end tax planning program, which was paid off in early January, 2008. The overall growth in the loan portfolio for the first three months of 2008 is partially due to the acquisition of Prestige, which had $5.8 million in loans at February 29, 2008, the effective date of the acquisition.

     The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
		Percent		Percent
	Amount	of total	Amount	of total
		(Dollars in thousands)
Commercial	$37,004	30%	$33,506	32%
Commercial Real Estate	30,005	25%	24,590	23%
Residential Real Estate	30,886	25%	23,708	23%
Consumer	24,924	20%	23,310	22%

Total Loans	122,819	100%	105,114	100%
Net deferred loan costs	66	—	93	—

Total	$122,885	100%	$105,207	100%

     Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property.
     Due to the length of time First Priority’s portfolio has existed, the current mix of the loan portfolio may not be indicative of the ongoing portfolio mix. First Priority does not generally originate traditional long-term residential mortgages. Generally, First Priority limits the loan-to-value ratio on loans it makes to 80% and attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.
     Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, First Priority generally limits itself to a real estate market or to borrowers with which First Priority has experience. First Priority generally concentrates on originating commercial real estate loans secured by properties located within its market area. In addition, many of First Priority’s commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.
     The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

     The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2008 and December 31, 2007.

	At March 31, 2008
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$24,326	$12,157	$521	$37,004
Commercial Real Estate	2,798	18,673	8,534	30,005
Residential Real Estate	1,006	11,291	18,589	30,886
Consumer	8,771	3,727	12,426	24,924

Total Loans	$36,901	$45,848	$40,070	$122,819

Percentage composition of maturity	30%	37%	33%	100%

Loans with fixed predetermined interest rates	$5,284	$38,719	$8,303	$52,306
Loans with variable or floating interest rates	31,617	7,129	31,767	70,513

Total Loans	$36,901	$45,848	$40,070	$122,819

	At December 31, 2007
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$21,387	$12,069	$50	$33,506
Commercial Real Estate	3,371	14,306	6,913	24,590
Residential Real Estate	832	10,751	12,125	23,708
Consumer	8,478	3,614	11,218	23,310

Total Loans	$34,068	$40,740	$30,306	$105,114

Percentage composition of maturity	32%	39%	29%	100%

Loans with fixed predetermined interest rates	$2,330	$35,678	$5,602	$43,610
Loans with variable or floating interest rates	31,738	5,062	24,704	61,504

Total Loans	$34,068	$40,740	$30,306	$105,114

Credit Quality
     First Priority Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with independent credit department approval for the majority of new loan balances. The Credit Policy Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.
     The accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
     The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	861	—

Total non-performing loans (1)	861	—
Other real estate owned	—	—

Total non-performing assets (2)	$861	$—

Non-performing loans as a percentage of total loans	0.70%	—
Non-performing assets as a percentage of total assets	0.55%	—

(1)	Non-performing loans are comprised of (i) loans that are on a non-accrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2)	Non-performing assets are composed of non-performing loans and other real estate owned (assets acquired in foreclosure).
     Asset quality remains acceptable compared to the industry’s averages. Non-accrual loans totaled $861 thousand at March 31, 2008 which represents 0.70% of total loans outstanding. The balance of non-accrual loans is the result of a single loan relationship which was categorized as impaired during the first quarter of 2008. The Bank’s management continues to monitor and explore potential options and remedial actions to recover the investment. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the Allowance for Loan Losses section below for further information
Allowance for Loan Losses
     The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated probable credit losses on existing loans that may become impaired. The allowance is established through charges to earnings in the form of a provision for loan losses. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance.
     Risks within the loan portfolio are analyzed on a continuous basis by the Bank, by an external independent loan review function, and by the Audit Committee of the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly by the Bank’s Credit Policy Committee and by the Audit Committee, and, as adjustments become necessary, they are realized in the periods in which they become known.
     As First Priority is a relatively new banking organization with little operating history and primarily new credits, a higher portion of the allowance is unallocated to specific loans or loan categories. During 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Bank is a relatively new banking organization with little operating history and relatively new credits, accordingly, at this time, a relatively larger portion of the allowance is unallocated to specific loans or loan categories.
     Additions to the allowance are generally made by provisions charged to expense and the allowance is reduced by net charge-offs, which are loans judged to be impaired, less any recoveries on loans previously charged off. During the first quarter of 2008, the allowance was also increased due to the acquired allowance for loan losses related to the business combination with Prestige totaling $150 thousand. In regard to the acquisition, the Company determined that there were no material purchase accounting adjustments needed with respect to SOP 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”
     Management considers the allowance for loan losses to be adequate as of March 31, 2008 based on current information available; however, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.
     The following table sets forth the changes in the allowance for loan losses for the periods indicated:

	For the three	For the year	For the three
	months	ended	months
	ended March	December 31,	ended March
	31, 2008	2007	31, 2007
	(Dollars in thousands)
Balance at the beginning of period	$1,055	$634	$634

Charge-offs:
Commercial	1	—	—
Commercial real estate	15	—	—

Net loans charged off	16	—	—

Acquired reserve in business combination	150
Provision charged to operations	212	421	103

Balance at end of period	$1,401	$1,055	$737

Average loans (1)	$105,305	$74,149	$55,124

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.06%	—	—
Allowance for loan losses as a percentage of total loans	1.14%	1.00%	1.21%
Ratio of allowance to non-performing loans at end of period	163%	—	—
Ratio of allowance to non-performing assets at end of period	163%	—	—

(1)	Includes non-accrual loans
     Total charge-offs recorded during the three months ended March 31, 2008 were $16 thousand related to unpaid interest accrued in prior years for loans placed into a non-accrual status during the quarter.

     The following table sets forth the allocation of the allowance for loan losses by loan category.

	March 31, 2008		December 31, 2007		March 31, 2007
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans
	(Dollars in thousands)
Commercial	$204	30%	$94	32%	$144	32%
Commercial Real Estate	400	25%	81	23%	148	24%
Residential Real Estate	77	25%	43	23%	19	15%
Consumer	42	20%	39	22%	110	29%

Total Allocated	723	100.0%	257	100.0%	421	100.0%

Unallocated	678	—	798	—	316	—

Total	$1,401	100.0%	$1,055	100.0%	$737	100.0%

     The specific allocations of the allowance for loan losses in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.
Loan Concentrations
     First Priority’s loans consist of credits to borrowers spread over a broad range of industrial classifications. First Priority’s largest concentration of loans is to lessors of residential buildings and dwellings. These loans totaled $14.8 million at March 31, 2008, or 12% of the total loans outstanding at March 31, 2008. These credits were subject to First Priority’s normal underwriting standards and did not present more than the normal amount of risk assumed by First Priority’s other lending activities. These lending opportunities typically have arisen due to First Priority’s relationships with high net worth individuals. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. First Priority has no other concentration of loans which exceeds 10% of total loans.
Deposits
     First Priority’s primary source of funds for loans and investments is its deposits. First Priority attracts deposits by offering competitive interest rates on all deposit products. First Priority supplements deposits raised in the local market with brokered certificates of deposit. At March 31, 2008 and December 31, 2007, First Priority had $9.5 million and $9.1 million, respectively, in brokered certificates of deposits. The guidelines governing First Priority’s participation in brokered CD programs are included in its Asset Liability Management Policy, which is reviewed, revised and approved annually by the Asset Liability Management Committee and the Board of Directors.

     The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,
	2008		2007
	Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$5,397		$2,469

Demand, interest bearing	869	1.95%	903	1.75%
Money market and savings deposits	42,534	3.40%	33,373	5.00%
Time deposits	66,186	4.94%	31,550	5.30%

Total interest-bearing deposits	109,589	4.32%	65,826	5.10%

Total deposits	$114,986		$68,295

     Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for First Priority’s loan portfolio and other interest-earning assets. First Priority’s core deposits were $98.3 million and $94.7 million as of March 31, 2008, and December 31, 2007, respectively. The maturity distribution of its time deposits of $100,000 or more as of March 31, 2008, is as follows:

March 31,
2008
(In thousands)
Three Months or Less	$4,490
Over Three Through Six Months	8,438
Over Six Through Twelve Months	8,383
Over Twelve Months	5,118

Total	$26,429

Other Interest-Bearing Liabilities
Short-Term Borrowed Funds
     First Priority Bank has used short-term borrowed funds at the end of each period as part of a tax-planning strategy to reduce the Pennsylvania Bank Shares tax. Proceeds from these borrowings are invested in short-term U.S. Government securities.
     As of March 31, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets at 125% of the amount borrowed. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
     In addition, at March 31, 2008, the Bank had secured borrowing capacity at the FHLB. As a de novo bank, the Bank is required to deliver collateral to support any borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s borrowing capacity approximated $50 million at March 31, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
     Short-term borrowings outstanding as of March 31, 2008 totaled $5.4 million, consisting of $2.0 million of unsecured borrowings and $2.0 million of secured borrowings under lines of credit with correspondent banks, and $1.4 million outstanding under customer repurchase agreements. Collateral pledged to secure these borrowings totaled $3.9 million. At December 31, 2007, short-term borrowings totaled $18.1 million, consisting of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Long-Term Debt
     At March 31, 2008 and December 31, 2007, the Company had long-term debt outstanding of $390 thousand issued to provide operating capital at the holding company. In June and July 2007, First Priority issued $380 thousand of 5.30% Convertible Subordinated Debentures due June 21, 2012 (“Debentures”) to certain directors and executive officers of First Priority and First Priority Bank. In December 2007, unpaid accrued interest of $10 thousand was capitalized to the outstanding balance of the debentures.
     The Debentures provide for an automatic conversion into shares of First Priority’s common stock immediately prior to the consummation of a qualified public or private offering of common stock for cash resulting in aggregate net proceeds of at least $4 million. The number of shares of common stock issued upon conversion will be determined based on the offer price at time of offering. In addition, both payee and maker of the debenture have the right to convert the debenture into common stock after one year from issuance at an initial conversion price of $10.25 per share. If not sooner paid, the unpaid principal balance of the debentures is due and payable in full on June 21, 2012.
Capital Resources
     During 2005, First Priority Bank sold 2,107,500 shares of common stock at $10.00 per share in an initial stock offering which resulted in net proceeds of $21.0 million. In addition, 421,500 warrants were issued in the offering to purchase one share of common stock at a price of $12.50 which expire five years from the date of issuance. In connection with the formation of First Priority in 2007, First Priority Bank’s shares and warrants were exchanged for shares and warrants of First Priority.
     Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige, whereby, First Priority issued 976,137 shares of common stock and 195,227 warrants to purchase one share of common stock at a price of $12.50 which expire in

October of 2012. The acquisition resulted in incremental capital to First Priority of $7.4 million and was accounted for using the purchase method of accounting.
     The Pennsylvania Department of Banking, in issuing its charter to First Priority Bank, required an allocation of its initial capital to an expense fund in the amount of $750 thousand to defray anticipated initial losses. Accordingly, $750 thousand of First Priority Bank’s surplus is reserved for this purpose until First Priority Bank becomes profitable.
     Total shareholders’ equity amounted to $21.8 million and $15.3 million on March 31, 2008 and December 31, 2007, respectively. The increase of $6.5 million resulted from incremental equity related to the Prestige acquisition of $7.4 million reduced by the net loss recorded of $947 thousand during the first quarter of 2008. The net unrealized gain on securities available for sale, recorded to reflect the aggregate net change in the fair value of available for sale securities was $44 thousand at March 31, 2008 and $11 thousand at December 31, 2007.
     First Priority uses securities available for sale to pledge as collateral to secure certain deposits and for other purposes required or permitted by law, including collateral for certain short-term borrowings. See the “Liquidity” section for a more detailed discussion on available liquidity sources. First Priority currently expects that it will have sufficient cash flow to fund ongoing operations.
     First Priority Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Priority Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Priority Bank must meet specific capital guidelines that involve quantitative measures of First Priority Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Priority Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
     First Priority Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses subject to certain limitations and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.
     Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets which is known as the Tier 1 leverage ratio. In addition, The Federal Deposit Insurance Corporation requires that

First Priority Bank maintain a ratio of Tier 1 leverage capital to total assets of at least 8% during the first three years of operation. Under the capital guidelines, First Priority Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, First Priority Bank must maintain a minimum Tier 1 leverage ratio of at least 8%. To be considered “well-capitalized,” First Priority Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 8%.
     First Priority was formed May 11, 2007 under an agreement of reorganization and merger which provided that First Priority Bank become a wholly-owned subsidiary of First Priority. The following table sets forth the Bank’s capital ratios for March 31, 2008 and December 31, 2007. For all periods, First Priority Bank was considered “well-capitalized” and First Priority Bank met or exceeded its applicable regulatory requirements.

			To Be
	As of	As of	Considered
	March 31,	December 31,	“Well-
	2008	2007	Capitalized”
First Priority Bank:
Total risk-based capital ratio	19.17%	16.01%	10.00%
Tier 1 risk-based capital ratio	17.95%	14.98%	6.00%
Tier 1 leverage ratio	15.49%	12.30%	8.00%
     First Priority is exempt from the risk-based capital guidelines as it qualifies for an exemption under the provisions of the “Small Bank Holding Company Policy Statement” of the Board of Governors of the Federal Reserve System which exempts holding companies with total assets of less than $500 million that meet certain eligibility criteria from the risk-based capital requirements.
     The increase in First Priority Bank’s capital ratios from December 31, 2007, to March 31, 2008, is due to the incremental capital provided through the acquisition of Prestige, net of goodwill, totaling $6.2 million reduced by the net loss recorded of $947 thousand during the first quarter of 2008. Offsetting the positive impact of the increase in capital is the growth achieved in the balance sheet causing an increase in risk-weighted assets and average total assets at March 31, 2008. The incremental capital due to the acquisition will be used for general corporate purposes of First Priority Bank, including, among other things, to provide additional capital to support asset growth and the expansion of market presence.
     Since their inception, neither First Priority Bank nor First Priority has paid cash dividends on its common stock. First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and the FDIC and are payable only from the undivided profits of First Priority Bank. Because the Bank has not yet achieved profitability, at March 31, 2008, the Bank had no undivided profits.

Effect of Inflation and Changing Prices
     The effect of relative purchasing power over time due to inflation has not been taken into effect in First Priority’s consolidated financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with accounting principles generally accepted in the United States of America.
     Unlike most industrial companies, the assets and liabilities of financial institutions, such as First Priority and First Priority Bank, are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on its performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. First Priority seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.
Off-Balance Sheet Arrangements
     Through the operations of First Priority Bank, First Priority has made contractual commitments to extend credit in the ordinary course of its business activities to meet the financing needs of customers. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses. The same credit and collateral policies are used in making these commitments as for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis and collateral is obtained, if necessary, based on the credit evaluation of the borrower.
     As of March 31, 2008 and December 31, 2007, First Priority had issued commitments to extend credit of $34.9 million, $26.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.
     First Priority is not involved in any other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.
Liquidity
     The objective of liquidity management is to assure that sufficient sources of funds are available as needed and at a reasonable cost to meet the ongoing and unexpected operational cash needs and commitments of First Priority and to take advantage of income producing opportunities as they arise. Sufficient liquidity must be available to meet the cash requirements of depositors wanting to withdraw funds and of borrowers wanting their credit needs met. Additionally, liquidity is needed to insure that First Priority has the ability to act at those times when profitable new lending and/or investment opportunities arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of First Priority to maintain strong liquidity in all economic environments through active balance sheet management.

     Liquidity management is the ongoing process of monitoring and managing First Priority’s sources and uses of funds. The primary sources of funds are deposits, scheduled amortization of loan principal, maturities of investment securities and funds provided by operations. While scheduled loan payments and investment maturities are relatively predictable sources of funds, deposit flows and loan prepayments are far less predictable and are influenced by general interest rates, economic conditions and competition. First Priority measures and monitors its liquidity position on a frequent basis in order to better understand, predict and respond to balance sheet trends. The liquidity analysis encompasses a review of anticipated changes in loan balances, investments securities, core deposits and borrowed funds over a three month, six month and one year period.
     As of March 31, 2008 and December 31, 2007, First Priority’s liquid assets, consisting of cash and due from banks, interest bearing deposits of other banks, Federal funds sold and unencumbered short-term Federal agency discount notes, totaled $17.4 million and $19.7 million, respectively, representing 11.2% and 13.1% of total assets.
     First Priority maintains short term borrowing facilities that can be accessed for incremental funding. As of March 31, 2008 First Priority had available for borrowing: a $2 million unsecured Federal funds borrowing facility and an $8 million secured Federal funds borrowing facility, each facility provided by correspondent banks. In addition, at March 31, 2008, the Bank had secured borrowing capacity at the Federal Home Loan Bank of Pittsburgh. As a de novo bank, the Bank is required to deliver collateral to support any borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s borrowing capacity approximated $50 million at March 31, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
Contractual Obligations
     The Bank utilizes a variety of deposit products and short-term borrowings to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Brokered certificates of deposit, correspondent bank lines of credit, and repurchase agreements serve as the primary sources of such funds.
     Obligations under non-cancelable operating lease agreements are payable over multiple years and expire intermittently in the years 2016 through 2027. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact the company’s financial condition or results of operations in an adverse way.
The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of March 31, 2008.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through 2	through 3	through 5	Over 5
	Year	Years	Years	Years	Years	Total
	(In thousands)
Time deposits	$55,832	$13,190	$4,506	$3,594	$—	$77,122
Operating lease obligations	344	459	459	868	2,893	5,023
Long-term debt	—	—	—	—	390	390
Short-term borrowings	5,396	—	—	—	—	5,396
Accrued interest payable	877	—	—	—	—	877

Total	$62,449	$13,649	$4,965	$4,462	$3,283	$88,808

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As a smaller reporting company, the Company is not required to provide the information otherwise required by this item.
Item 4. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have the responsibility for establishing and maintaining adequate internal controls over the financial reporting for First Priority, and have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, and based on that evaluation they have concluded that these controls and procedures are effective as of that date.

     There have been no changes in First Priority’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, First Priority’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     First Priority has not, since its organization, been a party to any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of holders of First Priority common stock during the first quarter of 2008.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Title
3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference herein from the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference herein from the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)
By:	/s/ David E. Sparks
David E. Sparks,
Chairman, President and Chief Executive Officer

By:	/s/ Lawrence E. Donato
Lawrence E. Donato,
Chief Financial Officer