Form 10-Q
period 2008-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2008-08-14
CIK 1389772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-147950
First Priority Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	6022	20-8420347

(State or other jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of incorporation or	Classification Code Number)	Identification No.)
organization)
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,122,929 shares of Common Stock, $1.00 par value, outstanding on August 8, 2008.

FIRST PRIORITY FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
First Priority Financial Corp.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$1,677	$943
Federal funds sold and securities purchased under agreements to resell	1,002	—
Interest bearing deposits in banks	191	—

Total cash and cash equivalents	2,870	943

Securities available for sale (amortized cost: $39,133 and $45,015, respectively)	38,987	45,026

Loans receivable	149,928	105,207
Less: allowance for loan losses	1,582	1,055

Net Loans	148,346	104,152

Restricted investments in bank stocks	810	50
Premises and equipment, net	1,409	574
Accrued interest receivable	684	545
Goodwill	1,194	—
Other assets	338	321

Total Assets	$194,638	$151,611

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$6,878	$6,846
Interest-bearing	144,745	109,459

Total Deposits	151,623	116,305

Short-term borrowings	13,131	18,097
Long-term debt	7,400	390
Accrued interest payable	1,083	858
Other liabilities	732	641

Total Liabilities	173,969	136,291

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000 shares; no shares issued or outstanding	—	—
Common stock, $1 par value; authorized 10,000 shares; 3,084 and 2,108 shares issued and outstanding, respectively	3,084	2,108
Surplus	25,441	18,982
Accumulated deficit	(7,710)	(5,781)
Accumulated other comprehensive income (loss)	(146)	11

Total Shareholders’ Equity	20,669	15,320

Total Liabilities and Shareholders’ Equity	$194,638	$151,611

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Income
Unaudited (In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Interest Income
Loans receivable, including fees	$2,035	$1,267	$3,751	$2,292
Securities – taxable	133	109	254	317
Interest bearing deposits and other	1	1	2	2
Federal funds sold and securities purchased under agreements to resell	77	273	226	464

Total Interest Income	2,246	1,650	4,233	3,075

Interest Expense
Deposits	1,241	965	2,420	1,792
Short-term borrowings	7	3	14	9
Other	39	—	44	—

Total Interest Expense	1,287	968	2,478	1,801

Net Interest Income	959	682	1,755	1,274

Provision for Loan Losses	181	134	393	237

Net Interest Income after Provision for Loan Losses	778	548	1,362	1,037

Non-Interest Income
Wealth management fee income	33	52	89	106
Other	33	16	61	27

Total Non-Interest Income	66	68	150	133

Non-Interest Expenses
Salaries and employee benefits	1,278	764	2,326	1,586
Occupancy and equipment	195	113	305	215
Data processing equipment and operations	87	64	164	113
Professional fees	71	99	189	231
Marketing, advertising, and business development	72	49	95	75
FDIC insurance assessments	32	17	53	31
Capital stock tax expense	23	12	44	23
Merger integration costs	(53)	—	72	—
Other	121	93	193	164

Total Non-Interest Expenses	1,826	1,211	3,441	2,438

Net Loss	$(982)	$(595)	$(1,929)	$(1,268)

Loss per share
Basic and diluted	$(0.31)	$(0.28)	$(0.70)	$(0.60)

Weighted average shares outstanding
Basic and diluted	3,084	2,108	2,762	2,108

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
Unaudited (Dollars in thousands)

				Accumulated
				Other
	Common		Accumulated	Comprehensive
	Stock	Surplus	Deficit	Income (Loss)	Total
Balance — December 31, 2006	$2,108	$18,934	$(3,405)	$1	$17,638

Comprehensive loss:
Net loss	—	—	(1,268)	—	(1,268)
Net unrealized holding loss on available for sale securities	—	—	—	(11)	(11)

Total Comprehensive Loss					(1,279)

Stock options expense	—	22	—	—	22

Balance – June 30, 2007	$2,108	$18,956	$(4,673)	$(10)	$16,381

Balance — December 31, 2007	$2,108	$18,982	$(5,781)	$11	$15,320

Issuance of common stock for acquisition of Prestige Community Bank (976,137 shares)	976	6,415	—	—	7,391

Comprehensive loss:
Net loss	—	—	(1,929)	—	(1,929)
Net unrealized holding loss on available for sale securities	—	—	—	(157)	(157)

Total Comprehensive Loss					(2,086)

Stock options expense	—	44	—	—	44

Balance – June 30, 2008	$3,084	$25,441	$(7,710)	$(146)	$20,669

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	For the six months ended
	June 30,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(1,929)	$(1,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	393	237
Depreciation and amortization	101	57
Net accretion and amortization of securities discounts and premiums	(3)	(136)
Stock based compensation expense	44	23
Increase in accrued interest receivable	(140)	(131)
(Increase) decrease in other assets	34	(19)
Increase in accrued interest payable	192	342
Decrease in other liabilities	(745)	(18)

Net Cash Used in Operating Activities	(2,053)	(913)

Cash Flows from Investing Activities

Net increase in loans	(38,891)	(24,673)
Purchases of securities available for sale	(60,883)	(103,867)
Purchase of restricted stock	(760)	—
Proceeds from maturities of securities available for sale	66,769	119,000
Purchases of premises and equipment	(130)	(264)
Net cash received from acquisition	21,844	—

Net Cash Used in Investing Activities	(12,051)	(9,804)

Cash Flows from Financing Activities

Net increase in deposits	14,470	25,911
Net decrease in short-term borrowings	(5,449)	(16,432)
Net increase in long-term debt	7,010	370

Net Cash Provided by Financing Activities	16,031	9,849

Net Increase (Decrease) in Cash and Cash Equivalents	1,927	(868)

Cash and Cash Equivalents – Beginning	943	1,984

Cash and Cash Equivalents – Ending	$2,870	$1,116

Supplementary Cash Flows Information

Interest paid	$2,332	$1,801

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
Under the reorganization agreement, each outstanding share of the Bank’s common stock and warrant to acquire the Bank’s common stock was converted into one share of the Company’s common stock and one warrant to acquire the Company’s common stock. The former holders of the Bank’s common stock and warrants became the holders of all of the outstanding shares and warrants of the Company. Following the reorganization, the Bank continued its operations at the same location, with the same management, and was subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the reorganization. The Company’s assets consist principally of its investment in the Bank and the primary activities are conducted through the Bank.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2007, as set forth in First Priority’s 2007 Annual Report to Shareholders, a paper copy of which is available from the Securities and Exchange Commission (“SEC”). The results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.
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
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.
The balance of goodwill at June 30, 2008 is $1.19 million, all of which resulted from the acquisition of Prestige effective February 29, 2008, as described in Note 2 below.
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
FASB Statement No. 159
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

Note 1 — Summary of Significant Accounting Policies (continued)
consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.
FASB Statement No. 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
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
FSP APB 14-1
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 1 — Summary of Significant Accounting Policies (continued)
SAB 109
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff of the Securities and Exchange Commission (“SEC”) regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have any impact on the Company’s consolidated financial statements.
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
Note 2 — Acquisition of Prestige Community Bank
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

Note 2 — Acquisition of Prestige Community Bank (continued)
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
The acquisition was consummated pursuant to the Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority, First Priority Bank, and Prestige. Under the Purchase Agreement, the Company acquired 100% of the outstanding shares of Prestige which was merged with and into the Bank, the wholly owned subsidiary of the Company. Prestige shareholders received one share of common stock and one warrant to acquire a share of First Priority for each share of common stock and each warrant to acquire a share of Prestige outstanding immediately prior to the closing of the transaction. In the merger transaction, First Priority issued 976,137 shares of common stock, and warrants to purchase 195,227 shares of common stock at a price of $12.50 per share, which expire in October of 2012.
The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” which requires that the Company’s financial statements include Prestige’s results of operation beginning March 1, 2008. The following table summarizes the fair values of Prestige’s assets acquired and liabilities assumed at the date of acquisition.

Balance Sheet Acquired
February 29, 2008
(Dollars in thousands)
Assets
Cash and cash equivalents	$22,184

Loans receivable	5,830
Less: allowance for loan losses	150

Net Loans	5,680

Other assets	1,071

Total Assets	28,935

Liabilities
Non-interest bearing deposits	1,379
Interest-bearing deposits	19,470
Short-term borrowings	483
Other liabilities	212

Total Liabilities	21,544

Net Assets Acquired	$7,391

Note 2 — Acquisition of Prestige Community Bank (continued)
The following pro forma combined results of operations for the six months ended June 30, 2008, give effect to the acquisition as if the merger had been completed on January 1, 2008. The pro forma results show the combination of Prestige’s results into First Priority’s consolidated statement of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual result the combined company would have achieved had the combination occurred at the beginning of the period. Since Prestige did not open for business until October, 2007, there are no pro forma results presented for the three and six months ended June 30, 2007.

Pro Forma
Six months ended
June 30, 2008
(Dollars in thousands)
Total revenue	$1,896
Net loss	(2,525)
Basic and diluted loss per share	(0.82)
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
Goodwill of $1.19 million was recorded in connection with the acquisition of Prestige. The Company currently has one reporting segment, banking, which will be used to evaluate potential impairment of goodwill in the future. Management is in the process of evaluating and finalizing purchase accounting adjustments. Thus the allocation of purchase price is subject to refinement.
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

Note 2 — Acquisition of Prestige Community Bank (continued)
Prestige has a net operating loss (“NOL”) for tax purposes which will carry forward for the benefit of First Priority in future years. As of February 29, 2008, the NOL for Prestige was estimated to be approximately $2.0 million. As it becomes evident that the Company will be able to utilize the NOL for Prestige, it would be recognized going forward. IRS Section 382 applies a limitation as to how much of the carryforward NOL can be used in any one year and must be utilized within a specified period (20 years). As the Company is able to utilize the NOL of Prestige in future periods, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.
The following table provides the calculation of the goodwill.

(Dollars in thousands)
Purchase Price:
Net assets acquired	$7,391
Transaction costs	320

Total purchase price	7,711

Net Assets Acquired:
Seller shareholders’ equity	7,524
Estimated adjustments to reflect assets acquired at fair value:
Loans (2.5 years weighted average life)	28
Estimated amount allocated to liabilities assumed at fair value:
Time deposits (0.4 year weighted average life)	(161)

Fair value of net assets acquired	7,391

Estimated adjustment for contract termination costs and other purchase accounting adjustments	874

Goodwill Resulting from Acquisition	$1,194

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
All options granted under the Plan vest in four years and terminate ten years from the date of the grant. The exercise price of the options granted is the fair market value of a share of common stock at the time of the grant, but not less than $10 per share. Restricted Stock grants will be subject to five year vesting requirements.
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
A summary of the option activity under the Company’s stock option plan as of June 30, 2008 and for the six months ended June 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	421,000	$10.00

Granted during 2008	52,950	10.25
Options exchanged – Prestige acquisition	147,022	10.00
Forfeited/cancelled during period	(31,222)	10.00

Outstanding at June 30, 2008	589,750	$10.02

Exercisable at June 30, 2008	117,500	$10.00

Note 3 — Stock Option Plan (continued)
The weighted average remaining contractual life of the outstanding stock options at June 30, 2008 is 8.13 years. The aggregate intrinsic value of options outstanding was $0 as of June 30, 2008. Intrinsic value is measured using the fair value of the Company’s stock less the applicable exercise price.
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
Compensation expense related to stock options granted is included in salaries and employee benefits in the accompanying consolidated statements of income. For the quarters ended June 30, 2008 and 2007, compensation expense related to options was $27 thousand and $10 thousand, respectively, and for the six months ended June 30, 2008 and 2007 compensation expense was $44 thousand and $22 thousand, respectively. There was no tax benefit recognized related to this stock-based compensation.
As of June 30, 2008, there was $314 thousand of unrecognized compensation cost related to nonvested stock options granted after January 1, 2006, which is expected to be recognized over a weighted average period of 3.1 years.
Note 4—Earnings Per Share
The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable.

Note 4—Earnings Per Share (continued)
Options to purchase 589,750 and 406,000 shares of common stock outstanding at June 30, 2008 and 2007, respectively, and warrants to purchase common stock were not included in dilutive earnings per share since their exercise price exceeded the fair value of the related common stock and due to the net loss incurred.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share information)
Basic and diluted loss per share
Net loss	$(982)	$(595)	$(1,929)	$(1,268)
Weighted average common shares outstanding	3,084	2,108	2,762	2,108
Basic and diluted loss per share	$(0.31)	$(0.28)	$(0.70)	$(0.60)
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
At June 30, 2008 and December 31, 2007, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $38.5 million and $26.1 million, respectively.
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

Note 6 — Short-Term Borrowings
At June 30, 2008 and December 31, 2007, the Company had total short-term borrowings of $13.1 million and $18.1 million, respectively. The Company’s short-term borrowings generally consist of Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks. These borrowings generally represent overnight borrowings.
As of June 30, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
In addition, at June 30, 2008, the Bank had excess secured borrowing capacity at the Federal Home Loan Bank of Pittsburgh. As a de novo bank, the Bank is required to deliver collateral to support borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s excess borrowing capacity exceeded $50 million at June 30, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
Short-term borrowings outstanding as of June 30, 2008 consisted of $9.0 million of secured overnight borrowings with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and $4.1 million outstanding under customer repurchase agreements. Investment securities pledged as collateral to secure these borrowings totaled $13.8 million. At December 31, 2007, short-term borrowings consisted of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Note 7 — Long-Term Debt
Long-term debt consists of FHLB advances and convertible subordinated debentures (“Debentures”) issued in June and July 2007.
First Priority Bank became a member of FHLB in March 2008. FHLB advances at June 30, 2008 totaled $7 million, all of which were long-term with a weighted average interest rate of 4.07%. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

Note 7 — Long-Term Debt (continued)
Debentures outstanding were $400 thousand and $390 thousand, respectively at June 30, 2008 and December 31, 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the bank holding company. In June 2008, unpaid accrued interest of $10 thousand was added to the outstanding balance of the debentures. The Company’s directors and management were the purchasers of the Notes. The Notes provide that this Debenture will be automatically converted into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering consisting of either a public offering or a private offering pursuant to Regulation D, promulgated under the Securities Act of 1933, of Common Stock resulting in aggregate net proceeds of at least $4 million. The numbers of shares of Common Stock shall be determined based on the offer price at time of offering.
In addition, both payee and maker of the Debenture have the right to convert the Debenture into Common Stock after one year from issuance at an initial conversion price of $10.25 per share, adjusted for any subdivision or combination of the common stock of First Priority. Any remaining unpaid principal balance, if not sooner paid, of this Debenture shall be due and payable in full on June 21, 2012.
Note 8 — Fair Value of Financial Instruments
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
Level 1 inputs — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
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

Note 8 — Fair Value of Financial Instruments (continued)
The following is a description of valuation methodologies used for assets recorded at fair value. Securities classified as available for sale are reported at fair value generally utilizing Level 1 or Level 2 inputs. Level 1 securities are readily marketable and have prices quoted in active markets which the Bank has the ability to access. The fair value measurement for Level 2 securities is provided by independent pricing sources. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Available for sale securities is the only balance sheet category that the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements
		At June 30, 2008, Using
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for Sale Securities	$38,987	$15,000	$23,987	$—

Total Assets Measured at Fair Value	$38,987	$15,000	$23,987	$—

Note 9 — Subsequent Event
Effective August 1, 2008, the Company elected to convert the total balance of its outstanding Debentures, including interest to date, totaling $403 thousand into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share.

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
Overview
     First Priority was formed May 11, 2007, as the holding company for the Bank pursuant to a reorganization and merger agreement. As part of the reorganization and merger, each outstanding share of the Bank’s common stock and each outstanding warrant to acquire a share of the Bank’s common stock was converted into one share of First Priority common stock and one warrant to acquire one share of First Priority common stock and, as a result, the Bank became a wholly-owned subsidiary of First Priority.
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
     The following is a summary of the policies First Priority recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Securities Available for Sale, Goodwill and Deferred Income Taxes.
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
     Unrealized Gains and Losses on Securities Available for Sale: First Priority receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are comprised of U.S. government agency securities, federal agency mortgage-backed securities, and other debt securities. First Priority uses various indicators in determining whether a security is other than temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. As of June 30, 2008, the unrealized losses associated with securities that management has the ability and intent to hold until maturity or market recovery were not considered to be other than temporary, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. As of December 31, 2007, there are no unrealized losses associated with securities.
     Goodwill: First Priority recognizes goodwill in accordance with the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined.
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
Summary
     The net loss recorded for the three months ended June 30, 2008 was $982 thousand, or $0.31 per basic and diluted share, compared to a net loss of $595 thousand, or $0.28 per basic and diluted share, for the three months ended June 30, 2007. For the six months ended June 30, 2008, First Priority reported a net loss of $1.93 million, or $0.70 per diluted share, compared to $1.27 million, or $0.60 per diluted share for the same period in 2007.
     Total revenue for the second quarter of 2008 was $1.03 million, compared to $750 thousand in the second quarter, 2007, as net interest income in the current quarter was $959 thousand while non-interest income was $66 thousand. Net interest margin averaged 2.34% during the second quarter, 2008 compared to 2.85% a year ago. Total revenue for the first six months of 2008 was $1.91 million which increased $498,000, or 35.4%, from $1.41 million for the same period in 2007 primarily due to increased net interest income resulting from growth in earning assets. Net interest margin for the six months ended June 30, 2008 averaged 2.37% compared to 2.83% for the same period a year ago.
     The provision for loan losses was $181,000 in the current quarter compared to $134,000 in the second quarter of 2007. The provision for loan losses for the six months ended June 30, 2008 was $393,000 compared to $237,000 for the same period in 2007, an increase of $156,000 which resulted from additional loan volume as well as an additional provision for non-accrual loans provided for in the first quarter of 2008.
     Non-interest expenses were $1.83 million in the second quarter of 2008 compared to $1.21 million in the same quarter last year. Included in the current quarter are incremental operating expenses totaling $414,000 related to the addition of Prestige, the financial results of which are included in First Priority’s results of operations effective March 1, 2008. For the six months ended June 30, 2008, non-interest expenses were $3.44 million compared to $2.44 million for the same period in 2007. The increase is related to incremental operating expenses from the Prestige acquisition of $527,000 as well as increases in business development staff and supporting infrastructure necessary to support loan and deposit growth since the prior year.

Net Interest Income
     First Priority’s primary source of revenue is net interest income. Net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded by the company is affected by the rate and amount of growth of interest-earning assets and interest-bearing liabilities, the timing of repricing on these assets and liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.
     First Priority’s net interest income increased $277 thousand to $959 thousand for the three months ended June 30, 2008 from $682 thousand for the same period in 2007. The increase in net interest income was primarily due to the growth in interest earning assets, as reflected by an increase in average earning assets of 71.5% from $96.1 million to $164.7 million. Average loans outstanding for the three months ended June 30, 2008 were $136.1 million, an increase of 102.6% or $68.9 million from the same period a year ago. Average interest bearing liabilities increased 82.7% from $75.8 million to $138.6 million for the three months ended June 30, 2008 and 2007, respectively, primarily due to increases in time deposits of $54.7 million and borrowed funds of $5.4 million.
     The following table sets forth, for the three months ended June 30, 2008 and 2007 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs and include non-accrual loans.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$136,073	$2,035	6.02%	$67,166	$1,267	7.56%
Securities available for sale	13,845	133	3.88%	8,013	109	5.46%
Federal funds sold	14,743	77	2.09%	20,801	273	5.25%
Deposits with banks and other	69	1	—	76	1	—

Total interest earning assets	164,730	2,246	5.49%	96,056	1,650	6.89%

Non-interest-earning assets	4,094			1,490

TOTAL ASSETS	$168,824			$97,546

Interest-bearing liabilities:
Demand, interest-bearing	$1,372	5	1.43%	$747	4	2.26%
Money market and savings	38,181	238	2.51%	36,208	452	4.99%
Time deposits	93,322	998	4.30%	38,620	509	5.29%
Borrowed funds	5,707	46	3.30%	269	3	5.43%

Total interest-bearing liabilities	138,582	1,287	3.74%	75,844	968	5.12%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	6,763			4,117
Other liabilities	2,122			842

Shareholders’ equity	21,357			16,743

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$168,824			$97,546

Net interest income/rate spread		$959	1.75%		$682	1.77%

Net interest margin			2.34%			2.85%

     Net interest margin declined 51 basis points from 2.85% for the second quarter, 2007 to 2.34% for the same period in 2008. This decline in net interest margin is attributable to overall growth achieved in earning assets, primarily loans, which was generally funded by higher costing deposit products, thereby changing the relative mix of funding sources. Also, as the Company’s balance sheet continues to grow, the positive impact on net interest margin of free funds related to equity and other non-interest bearing funds becomes relatively smaller. In addition, the Bank, as well as the banking industry in general, continues to experience increased competition and market pressures in regards to rates paid on deposits.
     The yield on earning assets decreased 140 basis points from 6.89% in the second quarter, 2007 to 5.49% in the second quarter, 2008 which is related to a decline in the prime lending rate. The average overnight targeted federal funds rate declined 316 basis points from 5.25% during the second quarter, 2007 to an average of 2.09% during the second quarter of 2008. The cost related to interest-bearing liabilities decreased from 5.12% in the second quarter, 2007 to 3.74% for the three months ended June 30, 2008. Net interest spread declined slightly from 1.77% in the second quarter 2007 to 1.75% in the second quarter of 2008.

     For the six months ended June 30, 2008, the Company’s net interest income increased $481 thousand to $1.76 million from $1.27 million for the same period in 2007. Average interest earning assets grew $58.3 million to $149.2 million compared to $90.9 million for the first six months of 2007, primarily related to loans outstanding. Average interest bearing liabilities increased $53.6 million from $71.1 million to $124.7 million when comparing these same periods, primarily due to increases in time deposits of $44.7 million, money market deposit accounts of $5.6 million and borrowed funds of $3.1 million.
     The following table sets forth, for the six months ended June 30, 2008 and 2007 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs and include non-accrual loans.
Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$120,689	$3,751	6.25%	$61,178	$2,292	7.55%
Securities available for sale	12,465	254	4.11%	11,893	317	5.37%
Federal funds sold	16,031	226	2.83%	17,772	464	5.26%
Deposits with banks and other	40	2	—	50	2	—

Total interest earning assets	149,225	4,233	5.71%	90,893	3,075	6.82%

Non-interest-earning assets	2,804			1,256

TOTAL ASSETS	$152,029			$92,149

Interest-bearing liabilities:
Demand, interest-bearing	$1,120	9	1.63%	$825	8	1.98%
Money market and savings	40,358	598	2.98%	34,798	862	4.99%
Time deposits	79,754	1,813	4.57%	35,104	922	5.29%
Borrowed funds	3,451	58	3.41%	325	9	5.75%

Total interest-bearing liabilities	124,683	2,478	4.00%	71,052	1,801	5.11%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	6,080			3,298
Other liabilities	1,902			713

Shareholders’ equity	19,364			17,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,029			$92,149

Net interest income/rate spread		$1,755	1.71%		$1,274	1.71%

Net interest margin			2.37%			2.83%

     Net interest margin declined 46 basis points from 2.83% for the first six months of 2007 to 2.37% for the same period in 2008. This decline in net interest margin is primarily due to a shift in the mix of funding sources as the increase in loans outstanding was funded by higher costing deposit products. In addition, the relative impact of free funds on net interest margin becomes smaller as the overall balance sheet grows. The yield on earning assets decreased 111 basis points from 6.82% for the first six months of 2007 to 5.71% for the same period in 2008. During this same time, the cost of interest-bearing liabilities decreased from 5.11% for the first six months of 2007 to 4.00% for the same period of 2008 while net interest spread remained constant at 1.71%.
Analysis of Changes in Net Interest Income
     Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As noted in the Changes in Net Interest Income Table below, the increased volume of earning assets provided an additional $1.07 million in interest income, primarily related to loan growth, while increased deposits to fund that growth resulted in higher interest expense of $670 thousand when comparing the first three months of 2008 to the same period in 2007. Changes in rate structure had a negative impact on net interest income of approximately $122 thousand for these same periods.
     For the six months ended June 30, 2008, the impact of higher average levels of earning assets and the required funding to support the asset growth resulted in an overall increase of $672 thousand in net interest income while the impact of lower average rates had a negative impact on net interest income of $191 thousand when comparing these same periods.
     The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	Three months ended June 30,			Six months ended June 30,
	2008 vs. June 30, 2007			2008 vs. June 30, 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(in thousands)			(in thousands)
Interest income:
Loans receivable	$1,071	$(303)	$768	$1,913	$(454)	$1,459
Securities available for sale	62	(38)	24	14	(77)	(63)
Federal funds sold	(64)	(132)	(196)	(42)	(196)	(238)
Deposits with banks and other	—	—	—	—	—	—

Total interest earning assets	1,069	(473)	596	1,885	(727)	1,158

Interest expense:
Demand, interest-bearing	3	(2)	1	3	(2)	1
Money market and savings	23	(237)	(214)	123	(387)	(264)
Time deposits	599	(110)	489	1,033	(142)	891
Borrowed funds	45	(2)	43	54	(5)	49

Total interest bearing liabilities	670	(351)	319	1,213	(536)	677

Change in net interest income	$399	$(122)	$277	$672	$(191)	$481

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

     The provision for loan losses was $181 thousand and $134 thousand for the three months ended June 30, 2008 and 2007, respectively. One loan relationship remains on non-accrual at June 30, 2008 with an outstanding balance of $727 thousand, a decline of $134 thousand during the current quarter. For the six months ended June 30, 2008, the provision for loan losses was $393 thousand compared to $237 thousand for the same period in 2007, an increase of $156 thousand due to additional loan volume between the periods and an additional provision in 2008 related to the aforementioned loan relationship on non-accrual.
     During the second half of 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories based on specific criteria and employed a similar methodology in determining the provision. The adoption of this method resulted in a proportionate reduction in the calculated provision for loan losses related to the loan portfolio mix and the type of loans booked. Of the $44.7 million net increase in loans during the first six months of 2008, 75% of this increase was secured primarily by real estate, including residential mortgages, home equity loans and commercial real estate, none of which would be considered sub-prime loans. Net loan growth during the first six months of 2007 was $24.7 million. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.
Non-Interest Income
     Non-interest income totaled $66 thousand for the three months ended June 30, 2008 compared to $68 thousand in the second quarter, 2007, and was $150 thousand for the six months ended June 30, 2008 compared to $133 thousand for the first six months of 2007. The following table sets forth information related to the various components of non-interest income for each respective period.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Non-Interest Income
Wealth management fee income	$33	$52	$89	$106
Service charges on deposits	8	3	12	6
Other branch fees	8	3	14	6
Loan related fees	12	5	30	8
Other	5	5	5	7

Total Non-Interest Income	$66	$68	$150	$133

     Non-interest income is comprised of wealth management fees which are typically non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees from its banking customers. A loan referral fee totaling $11 thousand was recorded in the first quarter of 2008.

Non-Interest Expenses
     Non-interest expenses were $1.83 million in the second quarter of 2008 compared to $1.21 million in the same quarter last year, an increase of $615 thousand, or 50.8%. For the six months ended June 30, 2008, non-interest expenses were $3.44 million compared to $2.44 million for the same period in 2007, an increase of $1.00 million, or 41.1%.
     The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,278	$764	$2,326	$1,586
Occupancy and equipment	195	113	305	215
Data processing equipment and operations	87	64	164	113
Professional fees	71	99	189	231
Marketing, advertising and business development	72	49	95	75
FDIC deposit insurance assessments	32	17	53	31
Capital stock tax expense	23	12	44	23
Merger integration costs	(53)	—	72	—
Other	121	93	193	164

Total Non-Interest Expenses	$1,826	$1,211	$3,441	$2,438

     First Priority’s financial results include the impact of Prestige beginning March 1, 2008. Included in the second quarter of 2008 are incremental operating expenses related to Prestige totaling $414,000 and for the first six months of 2008, there were $527 thousand of incremental operating expenses due to the acquisition. Conversely, $53 thousand of one-time merger integration costs were reversed in the current quarter against the $125 thousand of expected costs recorded as expense in the first quarter of 2008, for a net $72 thousand of one time merger integration costs in the current year. The reduction in the current quarter was primarily related to lower than anticipated system conversion costs of our core banking systems. Both the current quarter and the six month period ended June 30, 2008, when compared with the prior year, include additional personnel costs related to incremental business development staff and increased supporting infrastructure costs necessary to support the continued growth of the organization, which occurred throughout the last six months of 2007 and the first half of 2008.

     Salaries and employee benefits totaled $1.28 million for the second quarter of 2008 compared to $764 thousand for the same period in 2007, an increase of $514 thousand, or 67.3%, and increased $740 thousand, or 46.7%, for the first six months of 2008 from $1.59 million to $2.33 million when compared to same period in 2007. The incremental salaries and benefits related to the addition of Prestige was $300 thousand for the second quarter and $399 thousand for the first six months of 2008. In addition, both the current quarter and the first six months of 2008 include additional costs of staff additions and related benefits required to support asset growth, developing geographic and customer reach, and market expansion through the opening of the Wyomissing office in March 2007 and the addition of Prestige in March 2008.
     Occupancy and equipment expenses were $195 thousand in the second quarter, 2008 compared to $113 thousand for the same period in the prior year, an increase of $82 thousand, or 72.6%. For the first six months of 2008, occupancy and equipment expenses increased $90 thousand or 41.9% from $215 thousand to $305 thousand from the prior year. The incremental expense related to Prestige was $79 thousand for the second quarter and $88 thousand for the first six months of 2008.
     Data processing expenses increased by $23 thousand, or 35.9%, for the three months ended June 30, 2008 to $87 thousand compared to $64 thousand for the same period in 2007, and increased $51 thousand, or 45.1%, from $113 thousand to $164 thousand when comparing the first six months of 2008 to the same period in the prior year. These increases are primarily related to the increased cost of outsourced processing resulting from increased customer activity of the Bank.
     Professional fees decreased $28 thousand, or 28.3%, to $71 thousand for the second quarter of 2008 from $99 thousand in the second quarter, 2007. This decrease primarily relates to costs for human resource consulting and search fees of $27 thousand to expand the business development staff incurred during the second quarter of 2007. For the first six months of 2008, professional fees were $189 thousand compared to $231 thousand for the same period in 2007, a decrease of $42 thousand or 18.2%. In addition to the human resource consulting and search fees of $27 thousand, the first six months of 2007 also includes legal fees related to the formation of the bank holding company of $65 thousand while the first half of 2008 includes incremental legal, audit, and accounting fees of $33 thousand related to additional filing and reporting requirements of becoming a public company.
     Marketing, advertising and business development costs increased $23 thousand, from $49 thousand to $72 thousand, when comparing the three months ended June 30, 2008 and 2007, respectively, and increased $20 thousand, or 26.7%, for the first six months of 2008 compared to the prior year, from $75 thousand to $95 thousand. These increases reflect additional advertising costs related to promoting deposit products as well as business promotion expense to develop the First Priority name within the Bucks County market.

     FDIC insurance assessment expense increased $15 thousand, or 88.2%, from $17 thousand to $32 thousand when comparing the second quarter of 2008 to the same period in the prior year and increased $22 thousand or 71.0% from $22 thousand to $53 thousand for the first six months of 2008 and 2007, respectively. This assessment is calculated based on the amount and type of deposits an institution maintains. The increase in cost is attributed to First Priority’s growth in its deposit base.
     Capital stock tax expense was $23 thousand for the second quarter of 2008 compared to $12 thousand in the same quarter last year and was $44 thousand for the first six months of 2008 compared to $23 thousand for the same period in 2007.
     Merger integration costs of $125 thousand were recorded in the first quarter of 2008 primarily related to system conversion costs to integrate Prestige onto First Priority’s core banking system. Conversely, $53 thousand of these costs were reversed in the current quarter for net one time costs of $72 thousand recorded in the current year.
     All other expenses increased $28 thousand to $121 thousand for the three months ended June 30, 2008 from $93 thousand for the same period in 2007 and were $193 thousand for the first six months of 2008, an increase of $29 thousand, or 17.7% from $164 thousand for same period in 2007. Contributing to this increase are additional expenses related to filing requirements of the Securities and Exchange Commission related to a public company.
     Management continues to recognize the importance of expense awareness and controlling operating expenses to improve profitability; however, management continues to be committed to expanding and retaining key asset generation and operational staff, exploring and implementing a professional marketing program, and maintaining excellent customer service. Proper implementation and management of these items will assist in achieving the goal of continued asset growth, maintaining credit quality, and efficient operations.
Provision for Income Taxes
     There is no provision for income taxes for the three and six months ended June 30, 2008 or 2007 due to the net operating losses incurred. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Because First Priority has not yet achieved profitability, management has recorded a valuation allowance in the full amount of its deferred tax asset. To satisfy the “more likely than not” criteria required to reduce the valuation allowance, First Priority would need to become profitable and demonstrate that a consistent positive trend of profitability is sustainable.

Financial Condition
Balance Sheet Review
Overview
     As of June 30, 2008, First Priority had total assets of $194.6 million, an increase of 28.4% over total assets of $151.6 million on December 31, 2007. Total assets at June 30, 2008, consisted primarily of loans outstanding of $149.9 million and investment securities available for sale of $39.0 million. At December 31, 2007, total assets consisted principally of loans outstanding of $105.2 million and investment securities available for sale of $45.0 million. Premises and equipment increased $835 thousand during the first six months of 2008, principally resulting from the addition of the two Prestige branches. Goodwill of $1.19 million was also recorded in connection with the acquisition. See Note 2 “Acquisition of Prestige Community Bank.”
     Total deposits at June 30, 2008, were $151.6 million compared to $116.3 million at December 31, 2007. Deposits consisted principally of money market accounts and certificates of deposit, which at June 30, 2008 were $36.9 million and $106.6 million, respectively, compared to $45.4 million and $62.6 million at December 31, 2007, respectively. Short-term borrowings were $13.1 million at June 30, 2008 compared to $18.1 million at December 31, 2007 while long-term debt was $7.4 million at the end of the current quarter compared to $390 thousand at December 31, 2007.
Investments
     On June 30, 2008 and December 31, 2007, First Priority’s investment securities portfolio of $39.0 million, and $45.0 million, respectively, represented approximately 20.5% and 30.0%, respectively, of total interest-earning assets. As of June 30, 2008, First Priority was invested in U.S. Government agency securities, federal agency mortgage-backed securities and corporate bonds, all of which were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $39.1 million for an unrealized loss of $146 thousand. As of December 31, 2007, all investments were in U.S. Government agency securities and federal agency mortgage-backed securities, were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $45.0 million for an unrealized gain of $11 thousand. At June 30, 2008 and December 31, 2007, First Priority increased its investment portfolio by $9.0 million and $18.1 million, respectively, as part of a tax planning program instituted to lower the impact of the Pennsylvania bank shares tax. These investments were funded by incremental short-term borrowings.

     The following tables set forth information about the maturities and weighted average yields on First Priority’s investment securities as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$21,993	2.19%	$5,993	3.53%	$—	—	$—	—	$27,986	2.48%
Mortgage-backed securities	—	—	—	—	975	4.75%	9,048	5.01%	10,023	4.98%

Other securities	—	—	978	4.00%	—	—	—	—	978	4.00%

Total investments available for sale	$21,993	2.19%	$6,971	3.60%	$975	4.75%	$9,048	5.01%	$38,987	3.16%

	As of December 31, 2007
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
U.S. Government agency securities	$38,995	3.54%	$2,003	5.13%	$—	—	$—	—	$40,998	3.62%
Mortgage-backed securities	—	—	—	—	—	—	4,028	5.26%	4,028	5.26%

Total investments available for sale	$38,995	3.54%	$2,003	5.13%	$—	—	$4,028	5.26%	$45,026	3.76%

     The amortized cost and fair value of First Priority’s investments (all available for sale) as of June 30, 2008 and December 31, 2007 are shown in the following table:

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$28,000	$27,986	$40,995	$40,998
Mortgage-backed securities	10,133	10,023	4,020	4,028
Other securities	1,000	978	—	—

Total Investments	$39,133	$38,987	$45,015	$45,026

Restricted investments in bank stocks
     As of June 30, 2008 and December 31, 2007, the Bank had an investment of $50 thousand in restricted bank stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania, representing a required investment in the common stock of the correspondent bank which is carried at cost.

     In addition, the Bank is also required to maintain an investment in the stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) according to a predetermined formula as set forth in the Capital Plan of the FHLB. This required investment in FHLB stock fluctuates in proportion to the Bank’s outstanding debt to the FHLB and is carried at cost. As debt is repaid, stock held in excess of the minimum requirement is periodically adjusted and refunded. At June 30, 2008, the investment in FHLB stock totaled $760 thousand.
Loans
     First Priority’s loan portfolio is the primary component of its assets. At June 30, 2008, total loans were $149.9 million, an increase of $44.7 million, or 42.5%, from $105.2 million at December 31, 2007. Included in the loan balances at December 31, 2007 was a short-term commercial loan made to Prestige which was used for a year-end tax planning program. This loan was paid off in early January, 2008. The overall growth in the loan portfolio for the first six months of 2008 is partially due to the acquisition of Prestige, which had $5.8 million in loans at February 29, 2008, the effective date of the acquisition.
     The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
		Percent		Percent
	Amount	of total	Amount	of total
		(Dollars in thousands)
Commercial	$41,640	28%	$33,506	32%
Commercial Real Estate	39,625	26%	24,590	23%
Residential Real Estate	39,832	27%	23,708	23%
Consumer	28,780	19%	23,310	22%

Total Loans	149,877	100%	105,114	100%
Net deferred loan costs	51	—	93	—

Total	$149,928	100%	$105,207	100%

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
     The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2008 and December 31, 2007.

	At June 30, 2008
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$29,237	$10,589	$1,814	$41,640
Commercial Real Estate	4,137	24,182	11,306	39,625
Residential Real Estate	1,367	11,015	27,450	39,832
Consumer	11,812	4,122	12,846	28,780

Total Loans	$46,553	$49,908	$53,416	$149,877

Percentage composition of maturity	31%	33%	36%	100%

Loans with fixed predetermined interest rates	$6,835	$38,122	$8,802	$53,759
Loans with variable or floating interest rates	39,718	11,786	44,614	96,118

Total Loans	$46,553	$49,908	$53,416	$149,877

	At December 31, 2007
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$21,387	$12,069	$50	$33,506
Commercial Real Estate	3,371	14,306	6,913	24,590
Residential Real Estate	832	10,751	12,125	23,708
Consumer	8,478	3,614	11,218	23,310

Total Loans	$34,068	$40,740	$30,306	$105,114

Percentage composition of maturity	32%	39%	29%	100%

Loans with fixed predetermined interest rates	$2,330	$35,678	$5,602	$43,610
Loans with variable or floating interest rates	31,738	5,062	24,704	61,504

Total Loans	$34,068	$40,740	$30,306	$105,114

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

     The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—	$—
Non-accrual loans	727	—	—

Total non-performing loans (1)	727	—	—
Other real estate owned	—	—	—

Total non-performing assets (2)	$727	$—	$—

Non-performing loans as a percentage of total loans	0.48%	—	—
Non-performing assets as a percentage of total assets	0.37%	—	—
Ratio of allowance to non-performing loans at end of period	218%	—	—
Ratio of allowance to non-performing assets at end of period	218%	—	—
Allowance for loan losses as a percentage of total loans	1.06%	1.00%	1.16%

(1)	Non-performing loans are comprised of (i) loans that are on a non-accrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2)	Non-performing assets are comprised of non-performing loans and other real estate owned (assets acquired in foreclosure).
     Asset quality remains acceptable compared to the industry’s averages. Non-accrual loans totaled $727 thousand at June 30, 2008 which represents 0.48% of total loans outstanding. The balance of non-accrual loans is the result of a single loan relationship which was categorized as impaired during the first quarter of 2008. The Bank’s management continues to monitor and explore potential options and remedial actions to recover the investment. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the Allowance for Loan Losses section below for further information
Allowance for Loan Losses
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

     Risks within the loan portfolio are analyzed on a continuous basis by the Bank, by an external independent loan review function, and by the Audit Committee of the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly by the Bank’s Credit Policy Committee and by the Audit Committee of the Board of Directors, and, as adjustments become necessary, they are realized in the periods in which they become known.
     As First Priority is a relatively new banking organization with little operating history and primarily new credits, a higher portion of the allowance is unallocated to specific loans or loan categories. During 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Bank is a relatively new banking organization with little operating history and relatively new credits, and accordingly, at this time, a relatively larger portion of the allowance is unallocated to specific loans or loan categories.
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
     Management considers the allowance for loan losses to be adequate as of June 30, 2008 based on current information available; however, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

     The following table sets forth the changes in the allowance for loan losses for the periods indicated:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$1,401	$737	$1,055	$634

Charge-offs:
Commercial	—	—	1	—
Commercial real estate	—	—	15	—

Net loans charged off	—	—	16	—

Acquired reserve in business combination	—	—	150	—
Provision charged to operations	181	134	393	237

Balance at end of period	$1,582	$871	$1,582	$871

Average loans (1)	$136,073	$67,166	$120,689	$61,178

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	—	—	0.03%	—
Allowance for loan losses as a percentage of total loans	1.06%	1.16%	1.06%	1.16%

(1)	Includes non-accrual loans
     Total charge-offs recorded during the six months ended June 30, 2008 were $16 thousand related to unpaid interest accrued in prior years for loans placed into a non-accrual status during the current year.

     The following table sets forth the allocation of the allowance for loan losses by loan category.

	June 30, 2008		December 31, 2007		June 30, 2007
		Percent of		Percent of		Percent of
		loans in		loans in		loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial	$436	28%	$94	32%	$66	31%
Commercial Real Estate	233	26%	81	23%	59	24%
Residential Real Estate	100	27%	43	23%	22	17%
Consumer	47	19%	39	22%	37	28%

Total Allocated	816	100%	257	100%	184	100%

Unallocated	766		798		687

Total	$1,582		$1,055		$871

     The specific allocations of the allowance for loan losses in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.
Loan Concentrations
     First Priority’s loans consist of credits to borrowers spread over a broad range of industrial classifications. First Priority’s largest concentration of loans is to lessors of residential buildings and dwellings. These loans totaled $18.8 million at June 30, 2008, or 12.6% of the total loans outstanding at June 30, 2008. These credits were subject to First Priority’s normal underwriting standards and did not present more than the normal amount of risk assumed by First Priority’s other lending activities. These lending opportunities typically have arisen due to First Priority’s relationships with high net worth individuals. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. First Priority has no other concentration of loans which exceeds 10% of total loans.
Deposits
     First Priority’s primary source of funds for loans and investments is its deposits. At June 30, 2008, total deposits were $151.6 million, an increase of $35.3 million, or 30.4%, from $116.3 million at December 31, 2007. First Priority attracts deposits by offering competitive interest rates on deposit products and supplements deposits raised in the local market with brokered certificates of deposit. At June 30, 2008 and December 31, 2007, First Priority had $17.6 million and $9.1 million, respectively, in brokered certificates of deposits. The guidelines governing First Priority’s participation in brokered CD programs are included in its Asset Liability Management Policy, which is reviewed, revised and approved annually by the Asset Liability Management Committee and the Board of Directors.

     The following table summarizes First Priority’s deposit classification at the dates indicated.

	June 30,	December 31,
	2008	2007
	(in thousands)
Demand, non-interest bearing	$6,878	$6,846

Demand, interest bearing	1,308	1,486
Money market and savings deposits	36,864	45,403
Time	106,573	62,570

Total interest bearing deposits	144,745	109,459

Total deposits	$151,623	$116,305

     Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for First Priority’s loan portfolio and other interest-earning assets. First Priority’s core deposits were $118.8 million and $94.7 million as of June 30, 2008, and December 31, 2007, respectively. The maturity distribution of its time deposits of $100,000 or more as of June 30, 2008, is as follows:

June 30, 2008
(In thousands)
Three Months or Less	$10,741
Over Three Through Six Months	7,125
Over Six Through Twelve Months	5,781
Over Twelve Months	9,201

TOTAL	$32,848

Other Interest-Bearing Liabilities
Short-Term Borrowed Funds
     First Priority Bank has used short-term borrowed funds at the end of each period as part of a tax-planning strategy to reduce the Pennsylvania Bank Shares tax. Proceeds from these borrowings are invested in short-term U.S. Government securities.

     As of June 30, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
     In addition, at June 30, 2008, the Bank had secured borrowing capacity at the FHLB. As a de novo bank, the Bank is required to deliver collateral to support borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s unused borrowing capacity exceeded $50 million at June 30, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
     Short-term borrowings outstanding as of June 30, 2008 totaled $13.1 million and consisted of $9.0 million of secured overnight borrowings with the FHLB and $4.1 million outstanding under customer repurchase agreements. Investment securities pledged as collateral to secure these borrowings totaled $13.8 million. At December 31, 2007, short-term borrowings totaled $18.1 million, consisting of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Long-Term Debt
     Long-term debt outstanding totaled $7.4 million and $390 thousand as of June 30, 2008 and December 31, 2007, respectively. Long-term debt consists of FHLB advances and convertible subordinated debentures (“Debentures”) issued in June and July 2007.
     First Priority Bank became a member of FHLB in March 2008. FHLB advances at June 30, 2008 totaled $7 million, all of which were long-term with a weighted average interest rate of 4.07%. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.
     Debentures outstanding were $400 thousand and $390 thousand, respectively at June 30, 2008 and December 31, 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the bank holding company. In June 2008, unpaid accrued interest of $10,000 was credited to the outstanding balance of the debentures. The Company’s directors and management were the purchasers of the Notes. The Notes provide that this Debenture will be automatically converted into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering consisting of either a public offering or a private offering pursuant to Regulation D, promulgated under the Securities Act of 1933, of Common Stock resulting in aggregate net proceeds of at least $4 million. The numbers of shares of Common Stock shall be determined based on the offer price at time of offering.

     In addition, both payee and maker of the Debenture have the right to convert the Debenture into Common Stock after one year from issuance at an initial conversion price of $10.25 per share, adjusted for any subdivision or combination of the common stock of First Priority. On August 1, 2008, the Company converted the total balance of these Debentures, including interest to date, totaling $403 thousand into 39,292 shares of the Company’s Common Stock as of August 1, 2008 based on the conversion price of $10.25 per share.
Capital Resources
     The Pennsylvania Department of Banking, in issuing its charter to First Priority Bank, required an allocation of its initial capital to an expense fund in the amount of $750 thousand to defray anticipated initial losses. Accordingly, $750 thousand of First Priority Bank’s surplus is reserved for this purpose until First Priority Bank becomes profitable.
     Total shareholders’ equity amounted to $20.7 million and $15.3 million on June 30, 2008 and December 31, 2007, respectively. The increase of $5.3 million resulted from incremental equity related to the Prestige acquisition of $7.4 million reduced by the net loss recorded of $1.9 million during the first six months of 2008. The net unrealized gain (loss) on securities available for sale, recorded to reflect the aggregate net change in the fair value of available for sale securities was an unrealized loss of $146 thousand at June 30, 2008 and an unrealized gain of $11 thousand at December 31, 2007.
     First Priority uses securities available for sale to pledge as collateral to secure certain deposits and for other purposes required or permitted by law, including collateral for certain short-term borrowings. See the “Liquidity” section for a more detailed discussion on available liquidity sources. First Priority currently believes that it will have sufficient cash flow to fund ongoing operations.
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
     First Priority was formed May 11, 2007 under an agreement of reorganization and merger which provided that First Priority Bank become a wholly-owned subsidiary of First Priority. The following table sets forth the Bank’s capital ratios for June 30, 2008 and December 31, 2007. For all periods, First Priority Bank was considered “well-capitalized” and First Priority Bank met or exceeded its applicable regulatory requirements.

			To Be
	As of		Considered
	June 30,	As of	“Well-
	2008	December 31, 2007	Capitalized”
First Priority Bank:
Total risk-based capital ratio	15.09%	16.01%	10.00%
Tier 1 risk-based capital ratio	13.96%	14.98%	6.00%
Tier 1 leverage ratio	11.77%	12.30%	8.00%
     First Priority is exempt from the risk-based capital guidelines as it qualifies for an exemption under the provisions of the “Small Bank Holding Company Policy Statement” of the Board of Governors of the Federal Reserve System which exempts holding companies with total assets of less than $500 million that meet certain eligibility criteria from the risk-based capital requirements.
     The change in First Priority Bank’s capital ratios from December 31, 2007, to June 30, 2008, is due to the incremental capital provided through the acquisition of Prestige, net of goodwill, totaling $6.2 million reduced by the net loss recorded of $1.9 million during the first six months of 2008. For purposes of calculating risk-based capital ratios, the positive impact of the increase in capital is more than offset by the growth achieved in the balance sheet which results in an increase in both risk-weighted assets and average total assets for the period ended June 30, 2008. The incremental capital provided from the acquisition will be used for general corporate purposes of First Priority Bank, including, among other things, to provide additional capital to support asset growth and the expansion of market presence.

     Since their inception, neither First Priority Bank nor First Priority has paid cash dividends on its common stock. First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and the FDIC and are payable only from the undivided profits of First Priority Bank. Because the Bank has not yet achieved profitability, at June 30, 2008, the Bank had no undivided profits.
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
     As of June 30, 2008 and December 31, 2007, First Priority had issued commitments to extend credit of $38.5 million and $26.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.
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
     As of June 30, 2008 and December 31, 2007, First Priority’s liquid assets, consisting of cash and due from banks, interest bearing deposits of other banks, Federal funds sold and unencumbered short-term Federal agency discount notes, totaled $8.4 million and $19.7 million, respectively, representing 4.3% and 13.1% of total assets.
     First Priority also maintains short term borrowing facilities that can be accessed for incremental funding. As of June 30, 2008 First Priority had available for borrowing: a $2 million unsecured Federal funds borrowing facility and an $8 million secured Federal funds borrowing facility, each facility provided by correspondent banks. In addition, at June 30, 2008, the Bank had secured borrowing capacity at the FHLB. As a de novo bank, the Bank is required to deliver collateral to support any borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s unused borrowing capacity exceeded $50 million at June 30, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
Contractual Obligations
     The Bank utilizes a variety of deposit products and short-term borrowings to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Brokered certificates of deposit, unused borrowing capacity at the FHLB, correspondent bank lines of credit, and repurchase agreements serve as the primary sources of such funds.

     Obligations under non-cancelable operating lease agreements are payable over multiple years and expire intermittently in the years 2016 through 2027. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way.
The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of June 30, 2008.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through 2	through 3	through 5	Over 5
	Year	Years	Years	Years	Years	Total
	(In thousands)
Time deposits	$69,749	$13,851	$17,788	$5,185	$—	$106,573
Operating lease obligations	459	459	459	835	2,697	4,909
Long-term debt	—	—	—	7,000	400	7,400
Short-term borrowings	13,131	—	—	—	—	13,131
Accrued interest payable	1,083	—	—	—	—	1,083

Total	$84,422	$14,310	$18,247	$13,020	$3,097	$133,096

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As a smaller reporting company, the Company is not required to provide the information otherwise required by this item.
Item 4T. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective.
     There were no changes in First Priority’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, First Priority’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     First Priority has not, since its organization, been a party to any legal proceedings.
Item 1A. Risk Factors
     As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of shareholders of the Registrant was held on Thursday, April 24, 2008. At the annual meeting there were a total number of 3,083,637 shares eligible to vote, of which 2,411,047 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

	For	Against	Withheld	Term Expires
Robert J. Fairbaugh	2,361,047	0	50,000	2011
Vincent P. Small, Jr.	2,361,047	0	50,000	2011
David E. Sparks	2,361,047	0	50,000	2011
William L. Wetty	2,361,047	0	50,000	2011
S. James Worthington, Jr.	2,338,547	22,500	50,000	2011
     Directors whose term continued after the meeting:

Term Expires
Howard R. Berlin	2009
John K. Desmond, Jr.	2009
Mary Ann Messmer	2009
Scott J. Tarte	2009
Richard M. Wesselt	2009
Lawrence E. Donato	2010
Alan P. Novak	2010
Mel A. Shaftel	2010
Christopher E. Spinieo	2010

Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Title
3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference herein from the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference herein from the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)
Date: August 14, 2008	By:	/s/ David E. Sparks
David E. Sparks,
Chairman, President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Lawrence E. Donato
Lawrence E. Donato,
Chief Financial Officer