Form 10-Q
period 2008-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2008-11-14
CIK 1389772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-147950
First Priority Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	20-8420347

(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,122,929 shares of Common Stock, $1.00 par value, outstanding on November 12, 2008.

FIRST PRIORITY FINANCIAL CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
First Priority Financial Corp.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$1,651	$943
Federal funds sold and securities purchased under agreements to resell	19	—
Interest bearing deposits in banks	348	—

Total cash and cash equivalents	2,018	943

Securities available for sale (amortized cost: $29,926 and $45,015, respectively)	29,748	45,026

Loans receivable	163,691	105,207
Less: allowance for loan losses	1,709	1,055

Net Loans	161,982	104,152

Restricted investments in bank stocks	1,145	50
Premises and equipment, net	1,366	574
Accrued interest receivable	901	545
Goodwill	1,194	—
Other assets	334	321

Total Assets	$198,688	$151,611

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$8,758	$6,846
Interest-bearing	150,700	109,459

Total Deposits	159,458	116,305

Short-term borrowings	2,201	18,097
Long-term debt	8,000	390
Accrued interest payable	1,094	858
Other liabilities	7,663	641

Total Liabilities	178,416	136,291

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000 shares; no shares issued or outstanding	—	—
Common stock, $1 par value; authorized 10,000 shares; 3,123 and 2,108 shares issued and outstanding, respectively	3,123	2,108
Surplus	25,831	18,982
Accumulated deficit	(8,504)	(5,781)
Accumulated other comprehensive income (loss)	(178)	11

Total Shareholders’ Equity	20,272	15,320

Total Liabilities and Shareholders’ Equity	$198,688	$151,611

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Income
Unaudited (In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Interest Income
Loans receivable, including fees	$2,293	$1,517	$6,044	$3,809
Securities — taxable	243	98	497	415
Interest bearing deposits and other	2	—	4	2
Federal funds sold and securities purchased under agreements to resell	6	347	232	811

Total Interest Income	2,544	1,962	6,777	5,037

Interest Expense
Deposits	1,381	1,220	3,801	3,012
Short-term borrowings	16	2	30	11
Other	78	5	122	5

Total Interest Expense	1,475	1,227	3,953	3,028

Net Interest Income	1,069	735	2,824	2,009

Provision for Loan Losses	127	87	520	324

Net Interest Income after Provision for Loan Losses	942	648	2,304	1,685

Non-Interest Income
Wealth management fee income	47	54	136	160
Other	39	11	100	38

Total Non-Interest Income	86	65	236	198

Non-Interest Expenses
Salaries and employee benefits	1,217	808	3,543	2,394
Occupancy and equipment	200	99	505	314
Data processing equipment and operations	90	59	254	171
Professional fees	86	90	275	321
Marketing, advertising, and business development	61	43	156	118
FDIC insurance assessments	30	14	83	45
Capital stock tax expense	23	12	67	35
Merger integration costs	—	—	72	—
Other	115	86	308	251

Total Non-Interest Expenses	1,822	1,211	5,263	3,649

Net Loss	$(794)	$(498)	$(2,723)	$(1,766)

Loss per share
Basic and diluted	$(0.25)	$(0.24)	$(0.95)	$(0.84)

Weighted average shares outstanding
Basic and diluted	3,110	2,108	2,879	2,108

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
Unaudited (Dollars in thousands)

				Accumulated
				Other
	Common		Accumulated	Comprehensive
	Stock	Surplus	Deficit	Income (Loss)	Total
Balance — December 31, 2006	$2,108	$18,934	$(3,405)	$1	$17,638

Comprehensive loss:
Net loss	—	—	(1,766)	—	(1,766)
Net unrealized holding gain on available for sale securities	—	—	—	4	4

Total Comprehensive Loss					(1,762)

Stock options expense	—	33	—	—	33

Balance — September 30, 2007	$2,108	$18,967	$(5,171)	$5	$15,909

Balance — December 31, 2007	$2,108	$18,982	$(5,781)	$11	$15,320

Issuance of common stock for acquisition of Prestige Community Bank (976,137 shares)	976	6,415	—	—	7,391
Issuance of common stock for conversion of subordinated debentures (39,292 shares)	39	364	—	—	403

Comprehensive loss:
Net loss	—	—	(2,723)	—	(2,723)
Net unrealized holding loss on available for sale securities	—	—	—	(189)	(189)

Total Comprehensive Loss					(2,912)

Stock options expense	—	70	—	—	70

Balance — September 30, 2008	$3,123	$25,831	$(8,504)	$(178)	$20,272

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Cash Flows
Unaudited (Dollars in thousands)

	For the nine months ended
	September 30,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(2,723)	$(1,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	520	324
Depreciation and amortization	163	89
Net accretion and amortization of securities discounts and premiums	(2)	(140)
Stock based compensation expense	70	33
Increase in accrued interest receivable	(356)	(232)
(Increase) decrease in other assets	38	(80)
Increase in accrued interest payable	215	533
Increase (decrease) in other liabilities	(813)	1,995

Net Cash Provided by (Used in) Operating Activities	(2,888)	756

Cash Flows from Investing Activities

Net increase in loans	(52,654)	(38,590)
Purchases of securities available for sale	(62,032)	(108,866)
Purchase of restricted stock	(1,095)	—
Proceeds from maturities of securities available for sale	84,122	154,000
Purchases of premises and equipment	(148)	(271)
Net cash received from acquisition	21,844	—

Net Cash Provided by (Used in) Investing Activities	(9,963)	6,273

Cash Flows from Financing Activities

Net increase in deposits	22,305	41,814
Net decrease in short-term borrowings	(16,379)	(22,811)
Proceeds from the issuance of long-term debt	8,000	380

Net Cash Provided by Financing Activities	13,926	19,383

Net Increase in Cash and Cash Equivalents	1,075	26,412

Cash and Cash Equivalents — Beginning	943	1,984

Cash and Cash Equivalents — Ending	$2,018	$28,396

Supplementary Disclosures of Cash Flows Information

Noncash activity:
Trade date accounting for investment securities purchases	$7,000	$—
Conversion of subordinated debentures to common stock	$403	$—

Cash paid during year for interest on deposits and borrowings	$4,052	$2,495
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
The Company’s revenue is dependent primarily on net interest income, which is the difference between the interest income earned on loans, investments, and other interest earning assets and the interest paid on deposits and other interest bearing liabilities. Total revenue is also affected by non-interest income which is primarily derived from asset management related fees, service charges and other fees.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2007, as set forth in First Priority’s 2007 Annual Report to Shareholders, a paper copy of which is available from the Securities and Exchange Commission (“SEC”). The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.
These consolidated statements consist of the Bank’s financial statements prior to the formation of the Company on May 11, 2007. The consolidated balance sheets and related income statements of the Company are substantially the same as the balance sheets and income statements of the Bank. The consolidated results of operations and financial condition presented for those periods after the merger date, May 11, 2007, include consolidated financial results for the Company which includes the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
The balance of goodwill at September 30, 2008 is $1.19 million, all of which resulted from the acquisition of Prestige effective February 29, 2008, as described in Note 2 below.
Recent Accounting Pronouncements
FASB Statement No. 141(R)
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (R) “Business Combinations.” This Statement establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines the information to be disclosed that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.
FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Note 1 — Summary of Significant Accounting Policies (continued)
This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.
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
FASB Staff Position (FSP) 157-3
In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements,” in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

Note 1 — Summary of Significant Accounting Policies (continued)
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
SAB 109
Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff of the Securities and Exchange Commission (“SEC”) regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have any impact on the Company’s consolidated financial statements.
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
The acquisition was consummated pursuant to the Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority, First Priority Bank, and Prestige. Under the Purchase Agreement, the Company acquired 100% of the outstanding shares of Prestige which was merged with and into the Bank, the wholly owned subsidiary of the Company. Prestige shareholders received one share of common stock and one warrant to acquire a share of First Priority for each share of common stock and each warrant to acquire a share of Prestige outstandng immediately prior to the closing of the transaction. In the merger transaction, First Priority issued 976,137 shares of common stock, and warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, which expire in October of 2012.
The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” which requires that the Company’s financial statements include Prestige’s results of operation beginning March 1, 2008. The following table summarizes the fair values of Prestige’s assets acquired and liabilities assumed at the date of acquisition.

Note 2 — Acquisition of Prestige Community Bank (continued)

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

     The following pro forma combined results of operations for the nine months ended September 30, 2008, give effect to the acquisition as if the merger had been completed on January 1, 2008. The pro forma results show the combination of Prestige’s results into First Priority’s consolidated statement of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual results that the combined company would have achieved had the combination occurred at the beginning of the period. Since Prestige did not open for business until October, 2007, there are no pro forma results presented for the three and nine months ended September 30, 2007.

Pro Forma Nine months ended
September 30, 2008
(Dollars in thousands)
Total revenue	$3,051
Net loss	(3,319)
Basic and diluted loss per share	(1.07)

Note 2 — Acquisition of Prestige Community Bank (continued)
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
Management has determined that the most appropriate methodology to determine the consideration paid in this transaction is to determine the fair value of the net assets acquired for the following reasons: (1) the common stock of the Company is closely held and at the time of the acquisition, was not traded on any open market and, therefore, a value for the stock was not readily determinable or considered reliable, and (2) as a de novo and relatively new organization, the net assets of Prestige were recently acquired and it was relatively simple to determine a fair value at the instrument level.
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
Prestige has a net operating loss (“NOL”) for tax purposes which will carry forward for the benefit of First Priority in future years. As of February 29, 2008, the NOL for Prestige was $2.0 million. As it becomes evident that the Company will be able to utilize the NOL for Prestige, it would be recognized going forward. Section 382 of the Internal Revenue Code applies a limitation as to how much of the carryforward NOL can be used in any one year and must be utilized within a specified period (20 years). As the Company is able to utilize the NOL of Prestige in future periods, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.

Note 2 — Acquisition of Prestige Community Bank (continued)
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

The fair value of certain assets (fixed rate loans) and certain liabilities (fixed rate time deposits) was determined using a discounted cash flow analysis and applying a discount rate which uses assumptions that marketplace participants would use in estimating fair values. In other instances, the Company assumed that the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. Since Prestige was a de novo banking operation which, at time of merger, was open for only 4.5 months, it was assumed that there was no core deposit intangible related to the acquisition due to the limited time of existence and the limited “stability” of the deposit base of Prestige. The Company determined that there were no other categories of identifiable intangible assets arising from the Prestige acquisition. The Company also determined that there were no material purchase accounting adjustments needed with respect to SOP 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”
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
A summary of the option activity under the Company’s stock option plan as of September 30, 2008 and for the nine months ended September 30, 2008 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	421,000	$10.00

Granted during 2008	52,950	10.25
Options exchanged — Prestige acquisition	147,022	10.00
Forfeited/cancelled during period	(81,222)	10.00

Outstanding at September 30, 2008	539,750	$10.02

Exercisable at September 30, 2008	117,000	$10.00

The weighted average remaining contractual life of the outstanding stock options at September 30, 2008 is 7.94 years. The aggregate intrinsic value of options outstanding was $0 as of September 30, 2008. Intrinsic value is measured using the fair value of the Company’s stock less the applicable exercise price.

Note 3 — Stock Option Plan (continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options granted in 2008 was determined using the following weighted average assumptions:

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
Compensation expense related to stock options granted is included in salaries and employee benefits in the accompanying consolidated statements of income. For the quarters ended September 30, 2008 and 2007, compensation expense related to options was $26 thousand and $10 thousand, respectively, and for the nine months ended September 30, 2008 and 2007 compensation expense was $70 thousand and $33 thousand, respectively. There was no tax benefit recognized related to this stock-based compensation.
As of September 30, 2008, there was $286 thousand of unrecognized compensation cost related to nonvested stock options granted after January 1, 2006, which is expected to be recognized over a weighted average period of 2.9 years.
Note 4—Earnings Per Share
The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable.
Options to purchase 539,750 and 421,000 shares of common stock outstanding at September 30, 2008 and 2007, respectively, and warrants to purchase common stock were not included in dilutive earnings per share since their exercise price exceeded the fair value of the related common stock and due to the net loss incurred.

Note 4—Earnings Per Share (continued)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share information)
Basic and diluted loss per share
Net loss	$(794)	$(498)	$(2,723)	$(1,766)
Weighted average common shares outstanding	3,110	2,108	2,879	2,108
Basic and diluted loss per share	$(0.25)	$(0.24)	$(0.95)	$(0.84)
Note 5 — Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk incurred in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such financial instruments are recorded in the financial statements when they become payable. Those commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At September 30, 2008 and December 31, 2007, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $38.3 million and $26.1 million, respectively.
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
Note 6 — Short-Term Borrowings
At September 30, 2008 and December 31, 2007, the Company had total short-term borrowings of $2.2 million and $18.1 million, respectively. The Company’s short-term borrowings generally consist of Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks. These borrowings generally represent overnight borrowings.

Note 6 — Short-Term Borrowings (continued)
As of September 30, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
In addition, at September 30, 2008, the Bank had excess secured borrowing capacity at the Federal Home Loan Bank of Pittsburgh (“FHLB”). As a de novo bank, the Bank is required to deliver collateral to support borrowings. Based on margin requirements and the current level of available qualifying collateral, primarily qualifying investments and loans secured by 1-4 family residential mortgages, the Bank’s excess borrowing capacity exceeded $50 million at September 30, 2008.
Short-term borrowings outstanding as of September 30, 2008 consisted of $2.2 million outstanding under customer repurchase agreements. Investment securities pledged as collateral to secure these borrowings totaled $2.5 million. At December 31, 2007, short-term borrowings consisted of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Note 7 — Long-Term Debt
Long-term debt, consisting of FHLB advances, totaled $8.0 million at September 30, 2008 with a weighted average interest rate of 4.08%. First Priority Bank became a member of FHLB in March 2008. The advances are collateralized by FHLB stock and certain residential mortgage loans and mortgage backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.
As of December 31, 2007, long-term debt of $390 thousand consisted of convertible subordinated debentures (“Debentures”) issued in June and July 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the bank holding company. The Company’s directors and management were the purchasers of the Debentures.
The Notes provided that the Debentures would automatically convert into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering, as defined by the Debenture. In addition, both payee and maker of the Debenture had the right to convert the Debentures into Common Stock after one year from issuance at an initial conversion price of $10.25 per share, which First Priority exercised effective August 1, 2008.
Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of Debentures, including accrued interest to date, into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share.

Note 8 — Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:
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
Available for sale securities is the only balance sheet category that the Company is required by GAAP to account for at fair value. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Note 8 — Fair Value of Financial Instruments (continued)

		Fair Value Measurements
		At September 30, 2008, Using
		Quoted Prices in
		Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	September	Assets	Inputs	Inputs
	30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available for Sale Securities	$29,748	$—	$29,748	$—

Total Assets Measured at Fair Value	$29,748	$—	$29,748	$—

Note 9 — Subsequent Event
On November 7, 2008, First Priority Bank signed an operating lease to rent 2,575 square feet at 10 Sentry Parkway, Suite 100, Blue Bell, Pennsylvania. The Bank intends to open its fifth market-service office at this location during the first quarter of 2009, serving customers in Montgomery County, Pennsylvania. The initial lease term is 127 months, with total operating lease payments of approximately $758 thousand during this initial term, and includes two successive five year renewal options.

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
Forward-Looking Statements
     This document and the documents incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority’s actual results to differ materially from those anticipated events.
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
     The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by First Priority on its website or otherwise. First Priority undertakes no obligation to update or revise these statements to reflect events of circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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

     The consolidated balance sheets and related income statements of First Priority are substantially the same as the balance sheets and income statements of the Bank except for the issuance of convertible debentures by First Priority totaling $380 thousand in June and July 2007. Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of debentures, including accrued interest to date, into 39,292 shares of the Company’s common stock, based on the conversion price of $10.25 per share, as described in the “long-term debt” section below.
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
     First Priority issued 976,137 shares of common stock and 195,227 warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, expiring in October 2012, in the merger transaction which resulted in incremental capital to First Priority of $7.4 million. The acquisition has been accounted for using the purchase method of accounting which requires that the Company’s financial statements include Prestige’s results of operations beginning March 1, 2008.
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
     Stock-Based Compensation: First Priority recognizes compensation expense for stock options in accordance with SFAS No. 123 (revised 2004, “Share-Based Payment” (SFAS No. 123(R)) adopted at January 1, 2006 under the prospective application method of transition. As a result, options granted prior to January 1, 2006 will generally not be subject to expense. The expense related to options granted after January 1, 2006 is generally measured based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. First Priority utilizes the Black-Scholes option-pricing model (as used under SFAS No. 123(R)) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. First Priority’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.
     Unrealized Gains and Losses on Securities Available for Sale: First Priority receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are comprised of U.S. government agency securities, federal agency mortgage-backed securities, and other debt securities. First Priority uses various indicators in determining whether a security is other than temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. As of September 30, 2008, the unrealized losses associated with securities that management has the ability and intent to hold until maturity or market recovery were not considered to be other than temporary, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. As of December 31, 2007, there were no unrealized losses associated with securities.
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
Summary
     The net loss recorded for the three months ended September 30, 2008 was $794 thousand, or $0.25 per basic and diluted share, compared to a net loss of $498 thousand, or $0.24 per basic and diluted share, for the three months ended September 30, 2007. For the nine months ended September 30, 2008, First Priority reported a net loss of $2.72 million, or $0.95 per basic and diluted share, compared to a net loss of $1.77 million, or $0.84 per basic and diluted share for the same period in 2007.
     Total revenue for the third quarter of 2008 was $1.16 million, compared to $800 thousand in the third quarter, 2007, as net interest income in the current quarter was $1.07 million while non-interest income was $86 thousand. Net interest margin averaged 2.35% during the third quarter, 2008 compared to 2.52% a year ago. Total revenue for the first nine months of 2008 was $3.06 million which increased $853 thousand, or 38.6%, from $2.21 million for the same period in 2007 primarily due to increased net interest income resulting from growth in earning assets. Net interest margin for the nine months ended September 30, 2008 averaged 2.36% compared to 2.71% for the same period a year ago.
     The provision for loan losses was $127 thousand in the current quarter compared to $87 thousand in the third quarter of 2007. The provision for loan losses for the nine months ended September 30, 2008 was $520 thousand compared to $324 thousand for the same period in 2007, an increase of $196 thousand which resulted from additional loan volume as well as an additional provision for non-accrual loans provided for in the first quarter of 2008.
     Non-interest expenses were $1.82 million in the third quarter of 2008 compared to $1.21 million in the same quarter last year. Included in the current quarter are incremental direct operating expenses totaling $349 thousand related to the addition of Prestige, the financial results of which are included in First Priority’s results of operations effective March 1, 2008. For the nine months ended September 30, 2008, non-interest expenses were $5.26 million compared to $3.65 million for the same period in 2007. The increase is related to incremental operating expenses from the Prestige acquisition of $807 thousand as well as increases in business development staff and supporting infrastructure necessary to support loan and deposit growth since the prior year.

Net Interest Income
     First Priority’s primary source of revenue is net interest income. Net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded by the Company is affected by the rate and amount of growth of interest-earning assets and interest-bearing liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.
     First Priority’s net interest income increased $334 thousand to $1.07 million for the three months ended September 30, 2008 from $735 thousand for the same period in 2007. The increase in net interest income was primarily due to the growth in interest earning assets, as reflected by an increase in average earning assets of 56.8% from $115.7 million to $181.4 million. Average loans outstanding for the three months ended September 30, 2008 were $155.6 million, an increase of 90.9% or $74.1 million from the same period a year ago. Average interest bearing liabilities increased 63.9% from $95.3 million to $156.2 million for the three months ended September 30, 2008 and 2007, respectively, primarily due to increases in time deposits of $61.3 million and borrowed funds of $10.4 million, partially offset by a decline in money market deposit accounts of $11.1 million.
     The following table sets forth, for the three months ended September 30, 2008 and 2007 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs and include non-accrual loans.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$155,566	$2,293	5.86%	$81,476	$1,517	7.39%
Securities available for sale	24,469	243	3.95%	7,251	98	5.35%
Federal funds sold	1,364	6	1.94%	26,996	347	5.11%
Deposits with banks and other	42	2	—	5	—	6.73%

Total interest earning assets	181,441	2,544	5.58%	115,728	1,962	6.73%

Non-interest-earning assets	4,544			1,390

TOTAL ASSETS	$185,985			$117,118

Interest-bearing liabilities:
Demand, interest-bearing	$1,150	4	1.43%	$871	6	2.58%
Money market and savings	34,411	252	2.92%	45,474	566	4.94%
Time deposits	109,749	1,125	4.08%	48,466	648	5.31%
Borrowed funds	10,888	94	3.40%	517	7	5.26%

Total interest-bearing liabilities	156,198	1,475	3.76%	95,328	1,227	5.11%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	7,377			4,412
Other liabilities	1,775			1,230

Shareholders’ equity	20,635			16,148

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$185,985			$117,118

Net interest income/rate spread		$1,069	1.82%		$735	1.62%

Net interest margin			2.35%			2.52%

     Net interest margin declined 17 basis points from 2.52% for the third quarter, 2007 to 2.35% for the same period in 2008. This decline in net interest margin is attributable to overall growth achieved in earning assets, primarily loans, which was generally funded by higher costing deposit products, thereby changing the relative mix of funding sources. Also, as the Company’s balance sheet continues to grow, the positive impact on net interest margin of free funds related to equity and other non-interest bearing funds becomes relatively smaller. In addition, the Bank, as well as the banking industry in general, continues to experience increased competition and market pressures in regards to rates paid on deposits.
     The yield on earning assets decreased 115 basis points from 6.73% in the third quarter, 2007 to 5.58% in the third quarter, 2008 which is related to a decline in the prime lending rate. The average overnight targeted federal funds rate declined 318 basis points from 5.18% during the third quarter, 2007 to an average of 2.00% during the third quarter of 2008. The cost related to interest-bearing liabilities decreased from 5.11% in the third quarter, 2007 to 3.76% for the three months ended September 30, 2008. Net interest spread increased from 1.62% in the third quarter 2007 to 1.82% in the third quarter of 2008 due to a favorable shift in the mix of earning assets.

     For the nine months ended September 30, 2008, the Company’s net interest income increased $815 thousand to $2.82 million from $2.01 million for the same period in 2007. Average interest earning assets grew $60.8 million to $160.0 million compared to $99.3 million for the first nine months of 2007, primarily related to loans outstanding. Average interest bearing liabilities increased $56.0 million from $79.2 million to $135.3 million when comparing these same periods, primarily due to increases in time deposits of $50.2 million and borrowed funds of $5.6 million.
     The following table sets forth, for the nine months ended September 30, 2008 and 2007 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs and include non-accrual loans.
Average Balances, Income and Expenses, and Rates

	For the Nine months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$132,399	$6,044	6.10%	$68,018	$3,809	7.49%
Securities available for sale	16,495	497	4.03%	10,329	415	5.37%
Federal funds sold	11,107	232	2.80%	20,880	811	5.20%
Deposits with banks and other	41	4	—	35	2	—

Total interest earning assets	160,042	6,777	5.66%	99,262	5,037	6.79%

Non-interest-earning assets	3,389			1,301

TOTAL ASSETS	$163,431			$100,563

Interest-bearing liabilities:
Demand, interest-bearing	$1,130	13	1.56%	$840	14	2.19%
Money market and savings	38,361	850	2.96%	38,395	1,428	4.97%
Time deposits	89,826	2,938	4.37%	39,607	1,570	5.30%
Borrowed funds	5,948	152	3.41%	390	16	5.53%

Total interest-bearing liabilities	135,265	3,953	3.90%	79,232	3,028	5.11%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	6,515			3,674
Other liabilities	1,860			887

Shareholders’ equity	19,791			16,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,431			$100,563

Net interest income/rate spread		$2,824	1.76%		$2,009	1.68%

Net interest margin			2.36%			2.71%

     Net interest margin declined 35 basis points from 2.71% for the first nine months of 2007 to 2.36% for the same period in 2008. This decline in net interest margin is primarily due to a shift in the mix of funding sources as the increase in loans outstanding was funded by higher costing deposit products. In addition, the relative impact of free funds on net interest margin becomes smaller as the overall balance sheet grows. The yield on earning assets decreased 113 basis points from 6.79% for the first nine months of 2007 to 5.66% for the same period in 2008. During this same time, the cost of interest-bearing liabilities decreased from 5.11% for the first nine months of 2007 to 3.90% for the same period of 2008 while net interest spread increased from 1.68% to 1.76% due to a higher level of non-interest bearing funds.
Analysis of Changes in Net Interest Income
     Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As noted in the Changes in Net Interest Income Table below, the increased volume of earning assets provided an additional $1.11 million in interest income, primarily related to loan growth, while the increase in interest bearing deposits, primarily deposits, to fund that growth resulted in higher interest expense of $630 thousand when comparing the three months ending September 30, 2008 to the same period in 2007. Changes in rate structure had a negative impact on net interest income of approximately $150 thousand for these same periods.
     For the nine months ended September 30, 2008, the impact of higher average levels of earning assets and the required funding to support the asset growth resulted in an overall increase of $1.13 million in net interest income while the impact of lower average rates had a negative impact on net interest income of $315 thousand when comparing these same periods.
     The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	Three months ended September			Nine months ended September 30,
	30, 2008 vs. September 30, 2007			2008 vs. September 30, 2007

	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)			(in thousands)
Interest income:
Loans receivable	$1,142	$(366)	$776	$3,052	$(817)	$2,235
Securities available for sale	177	(32)	145	204	(122)	82
Federal funds sold	(206)	(135)	(341)	(291)	(288)	(579)
Deposits with banks and other	1	1	2	—	2	2

Total interest earning assets	1,114	(532)	582	2,965	(1,225)	1,740

Interest expense:
Demand, interest-bearing	1	(3)	(2)	4	(5)	(1)
Money market and savings	(117)	(197)	(314)	(1)	(577)	(578)
Time deposits	656	(179)	477	1,687	(319)	1,368
Borrowed funds	90	(3)	87	145	(9)	136

Total interest bearing liabilities	630	(382)	248	1,835	(910)	925

Change in net interest income	$484	$(150)	$334	$1,130	$(315)	$815

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

     The provision for loan losses was $127 thousand and $87 thousand for the three months ended September 30, 2008 and 2007, respectively. One loan relationship remains on non-accrual at September 30, 2008 with an outstanding balance of $709 thousand, a slight decline during the current quarter. For the nine months ended September 30, 2008, the provision for loan losses was $520 thousand compared to $324 thousand for the same period in 2007, an increase of $196 thousand due to additional loan volume between the periods and an additional provision in 2008 related to the aforementioned loan relationship on non-accrual.
     During the second half of 2007, First Priority implemented a quantitative and qualitative method to allocating its allowance to the various loan categories based on specific criteria and employed a similar methodology in determining the provision. This methodology resulted in a risk-based calculation of the provision for loan losses in regards to the type of loans booked. Of the $58.5 million net increase in loans during the first nine months of 2008, 73% of this increase was secured primarily by real estate, including residential mortgages, home equity loans and commercial real estate, none of which would be considered sub-prime loans. Net loan growth during the first nine months of 2007 was $38.8 million. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.
Non-Interest Income
     Non-interest income totaled $86 thousand for the three months ended September 30, 2008 compared to $65 thousand in the third quarter, 2007, and was $236 thousand for the nine months ended September 30, 2008 compared to $198 thousand for the first nine months of 2007. The following table sets forth information related to the various components of non-interest income for each respective period.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Non-Interest Income
Wealth management fee income	$47	$54	$136	$160
Service charges on deposits	11	3	23	9
Other branch fees	7	3	21	9
Loan related fees	20	4	50	12
Other	1	1	6	8

Total Non-Interest Income	$86	$65	$236	$198

     Non-interest income is comprised of wealth management fees which are typically non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees from its banking customers. A loan referral fee totaling $11 thousand was recorded in the first quarter of 2008.

Non-Interest Expenses
     Non-interest expenses were $1.82 million in the third quarter of 2008 compared to $1.21 million in the same quarter last year, an increase of $611 thousand, or 50.5%. For the nine months ended September 30, 2008, non-interest expenses were $5.26 million compared to $3.65 million for the same period in 2007, an increase of $1.61 million, or 44.2%.
     The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,217	$808	$3,543	$2,394
Occupancy and equipment	200	99	505	314
Data processing equipment and operations	90	59	254	171
Professional fees	86	90	275	321
Marketing, advertising and business development	61	43	156	118
FDIC deposit insurance assessments	30	14	83	45
Capital stock tax expense	23	12	67	35
Merger integration costs	—	—	72	—
Other	115	86	308	251

Total Non-Interest Expenses	$1,822	$1,211	$5,263	$3,649

     First Priority’s financial results include the impact of Prestige beginning March 1, 2008. Included in the third quarter of 2008 are incremental direct operating expenses related to Prestige totaling $349 thousand and for the first nine months of 2008, there were $807 thousand of incremental operating expenses due to the acquisition. Conversely, $72 thousand of one-time merger integration costs were recorded as expense in the first half of 2008. Both the current quarter and the nine month period ended September 30, 2008, when compared with the prior year, include additional personnel costs related to incremental business development staff and increased supporting infrastructure costs necessary to support the continued growth of the organization, which occurred throughout the last six months of 2007 and the first half of 2008.

     Salaries and employee benefits totaled $1.22 million for the third quarter of 2008 compared to $808 thousand for the same period in 2007, an increase of $409 thousand, or 50.6%, and increased $1.15 million, or 48.0%, for the first nine months of 2008 from $2.39 million to $3.54 million when compared to the same period in 2007. The incremental salaries and benefits related to the addition of Prestige was $227 thousand for the third quarter and $549 thousand for the first nine months of 2008. In addition, both the current quarter and the first nine months of 2008 include additional costs of staff additions and related benefits required to support asset growth, developing geographic and customer reach, and market expansion through the opening of the Wyomissing office in March 2007 and the addition of Prestige in March 2008.
     Occupancy and equipment expenses were $200 thousand in the third quarter, 2008 compared to $99 thousand for the same period in the prior year, an increase of $101 thousand, or 102.0%. For the first nine months of 2008, occupancy and equipment expenses increased $191 thousand or 60.8% from $314 thousand to $505 thousand from the prior year. The incremental expense related to Prestige was $94 thousand for the third quarter and $196 thousand for the first nine months of 2008.
     Data processing expenses increased by $31 thousand, or 52.5%, for the three months ended September 30, 2008 to $90 thousand compared to $59 thousand for the same period in 2007, and increased $83 thousand, or 48.5%, from $171 thousand to $254 thousand when comparing the first nine months of 2008 to the same period in the prior year. These increases are primarily related to the increased cost of outsourced processing resulting from increased customer activity of the Bank.
     Professional fees decreased $4 thousand, or 4.4%, to $86 thousand for the third quarter of 2008 from $90 thousand in the third quarter, 2007. This decrease relates to costs for human resource consulting and search fees of $28 thousand to expand the business development staff incurred during the third quarter of 2007, partially offset by increased auditing and compliance fees totaling $26 thousand. For the first nine months of 2008, professional fees were $275 thousand compared to $321 thousand for the same period in 2007, a decrease of $46 thousand or 14.3%. The first nine months of 2007 included human resource consulting and search fees of $55 thousand, legal fees related to the formation of the bank holding company of $65 thousand, and a higher level of marketing consulting expenses of $19 thousand. The first half of 2008 includes incremental audit and accounting fees of $79 thousand, partially due to additional filing and reporting requirements of becoming a public company.
     Marketing, advertising and business development costs increased $18 thousand, from $43 thousand to $61 thousand, when comparing the three months ended September 30, 2008 and 2007, respectively, and increased $38 thousand, or 32.2%, for the first nine months of 2008 compared to the prior year, from $118 thousand to $156 thousand. These increases reflect additional advertising costs related to promoting deposit products as well as business promotion expense to develop the First Priority name within the Bucks County market.

     FDIC insurance assessment expense increased $16 thousand, or 114.3%, from $14 thousand to $30 thousand when comparing the third quarter of 2008 to the same period in the prior year and increased $38 thousand or 84.4% from $45 thousand to $83 thousand for the first nine months of 2008 and 2007, respectively. This assessment is calculated based on the amount and type of deposits an institution maintains. The increase in cost is attributed to First Priority’s growth in its deposit base.
     Capital stock tax expense was $23 thousand for the third quarter of 2008 compared to $12 thousand in the same quarter last year and was $67 thousand for the first nine months of 2008 compared to $35 thousand for the same period in 2007.
     Merger integration costs, totaling $72 thousand, were recorded in the first six months of 2008 primarily related to system conversion costs to integrate Prestige onto First Priority’s core banking system.
     All other expenses increased $29 thousand to $115 thousand for the three months ended September 30, 2008 from $86 thousand for the same period in 2007 and were $308 thousand for the first nine months of 2008, an increase of $57 thousand, or 22.7% from $251 thousand for same period in 2007. Contributing to this increase are additional expenses related to filing requirements of the Securities and Exchange Commission as well as increased loan origination expenses, correspondent bank charges and other administrative expenses.
     Management continues to recognize the importance of expense awareness and controlling operating expenses to improve profitability; however, management continues to be committed to retaining key asset generation and operational staff, exploring and implementing a professional marketing program, and maintaining excellent customer service. Proper implementation and management of these items will assist in achieving the goal of continued asset growth, maintaining credit quality, and efficient operations.
Provision for Income Taxes
     There is no provision for income taxes for the three and nine months ended September 30, 2008 or 2007 due to the net operating losses incurred. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Because First Priority has not yet achieved profitability, management has recorded a valuation allowance in the full amount of its deferred tax asset. To satisfy the “more likely than not” criteria required to reduce the valuation allowance, First Priority would need to become profitable and demonstrate that a consistent positive trend of profitability is sustainable.

Financial Condition
Balance Sheet Review
Overview
     As of September 30, 2008, First Priority had total assets of $198.7 million, an increase of 31.1% over total assets of $151.6 million on December 31, 2007. Total assets at September 30, 2008, consisted primarily of loans outstanding of $163.7 million and investment securities available for sale of $29.7 million. At December 31, 2007, total assets consisted principally of loans outstanding of $105.2 million and investment securities available for sale of $45.0 million. The Company maintained a restricted investment in bank stock of $1.15 million at September 30, 2008, consisting primarily of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in proportion to the Bank’s outstanding debt to the FHLB. Premises and equipment were $1.37 million, an increase of $792 thousand during the first nine months of 2008, principally resulting from the addition of the two Prestige branches. Goodwill of $1.19 million was also recorded in connection with the acquisition during the first quarter of 2008. See Note 2 “Acquisition of Prestige Community Bank.”
     Total deposits at September 30, 2008, were $159.5 million compared to $116.3 million at December 31, 2007. Deposits consisted principally of money market accounts and certificates of deposit, which at September 30, 2008 were $33.3 million and $116.5 million, respectively, compared to $45.4 million and $62.6 million at December 31, 2007, respectively. Short-term borrowings were $2.2 million at September 30, 2008 compared to $18.1 million at December 31, 2007 while long-term debt was $8.0 million at the end of the current quarter compared to $390 thousand at December 31, 2007.
     Other liabilities were $7.7 million as of September 30, 2008 compared to $641 thousand at December 31, 2007. The increase of $7.0 million was due to investment securities purchased with a trade date prior to September 30, 2008 which did not settle until October 2008.
Investments
     On September 30, 2008 and December 31, 2007, First Priority’s investment securities portfolio of $29.7 million, and $45.0 million, respectively, represented approximately 15.3% and 30.0%, respectively, of total interest-earning assets. As of September 30, 2008, First Priority was invested in U.S. Government agency securities, federal agency mortgage-backed securities and corporate bonds, all of which were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $29.9 million for an unrealized loss of $178 thousand. As of December 31, 2007, all investments were in U.S. Government agency securities and federal agency mortgage-backed securities, were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $45.0 million for an unrealized gain of $11 thousand. At December 31, 2007, First Priority increased its investment portfolio by $18.1 million as part of a tax planning program instituted to lower the impact of the Pennsylvania Bank Shares tax. These investments were funded by incremental short-term borrowings.

     The following tables set forth information about the maturities and weighted average yields on First Priority’s investment securities as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$4,984	2.69%	$13,005	3.64%	$—	—	$—	—	$17,989	3.37%
Mortgage-backed securities	—	—	—	—	936	4.75%	9,896	5.07%	10,832	5.04%

Other securities	—	—	927	4.00%	—	—	—	—	927	4.00%

Total investments available for sale	$4,984	2.69%	$13,932	3.66%	$936	4.75%	$9,896	5.07%	$29,748	4.00%

	As of December 31, 2007
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$38,995	3.54%	$2,003	5.13%	$—	—	$—	—	$40,998	3.62%
Mortgage-backed securities	—	—	—	—	—	—	4,028	5.26%	4,028	5.26%

Total investments available for sale	$38,995	3.54%	$2,003	5.13%	$—	—	$4,028	5.26%	$45,026	3.76%

     The amortized cost and fair value of First Priority’s investments (all available for sale) as of September 30, 2008 and December 31, 2007 are shown in the following table:

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$18,000	$17,989	$40,995	$40,998
Mortgage-backed securities	10,926	10,832	4,020	4,028

Other securities	1,000	927	—	—

Total Investments	$29,926	$29,748	$45,015	$45,026

Restricted investments in bank stocks
     As of September 30, 2008 and December 31, 2007, the Bank had an investment of $50 thousand in restricted bank stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania, representing a required investment in the common stock of the correspondent bank which is carried at cost.

     In addition, the Bank is also required to maintain an investment in the stock of the FHLB according to a predetermined formula as set forth in the FHLB’s Capital Plan. This required investment in FHLB stock fluctuates in proportion to the Bank’s outstanding debt to the FHLB and is carried at cost. As debt is repaid, stock held in excess of the minimum requirement is periodically adjusted and refunded. At September 30, 2008, the investment in FHLB stock totaled $1.10 million.
Loans
     First Priority’s loan portfolio is the primary component of its assets. At September 30, 2008, total loans were $163.7 million, an increase of $58.5 million, or 55.6%, from $105.2 million at December 31, 2007. Included in the loan balances at December 31, 2007 was a short-term commercial loan made to Prestige which was used for a year-end tax planning program. This loan was paid off in early January, 2008. The overall growth in the loan portfolio for the first nine months of 2008 is partially due to the acquisition of Prestige, which had $5.8 million in loans at February 29, 2008, the effective date of the acquisition.
     The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
		Percent		Percent
	Amount	of total	Amount	of total
	(Dollars in thousands)
Commercial	$45,887	28%	$33,506	32%
Commercial Real Estate	46,548	28%	24,590	23%
Residential Real Estate	37,105	23%	23,708	23%
Consumer	34,117	21%	23,310	22%

Total Loans	163,657	100%	105,114	100%

Net deferred loan costs	34	—	93	—

Total	$163,691	100%	$105,207	100%

     Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, and for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property.
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
     The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2008 and December 31, 2007.

	At September 30, 2008
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$30,840	$12,453	$2,594	$45,887
Commercial Real Estate	9,434	24,912	12,202	46,548
Residential Real Estate	626	11,300	25,179	37,105
Consumer	11,965	5,975	16,177	34,117

Total Loans	$52,865	$54,640	$56,152	$163,657

Percentage composition of maturity	32%	34%	34%	100%

Loans with fixed predetermined interest rates	$6,986	$39,763	$8,720	$55,469
Loans with variable or floating interest rates	45,879	14,877	47,432	108,188

Total Loans	$52,865	$54,640	$56,152	$163,657

	At December 31, 2007
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)
Commercial	$21,387	$12,069	$50	$33,506
Commercial Real Estate	3,371	14,306	6,913	24,590
Residential Real Estate	832	10,751	12,125	23,708
Consumer	8,478	3,614	11,218	23,310

Total Loans	$34,068	$40,740	$30,306	$105,114

Percentage composition of maturity	32%	39%	29%	100%

Loans with fixed predetermined interest rates	$2,330	$35,678	$5,602	$43,610
Loans with variable or floating interest rates	31,738	5,062	24,704	61,504

Total Loans	$34,068	$40,740	$30,306	$105,114

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

     The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—	$—
Non-accrual loans	709	—	—

Total non-performing loans (1)	709	—	—
Other real estate owned	—	—	—

Total non-performing assets (2)	$709	$—	$—

Non-performing loans as a percentage of total loans	0.43%	—	—
Non-performing assets as a percentage of total assets	0.36%	—	—
Ratio of allowance to non-performing loans at end of period	241%	—	—
Ratio of allowance to non-performing assets at end of period	241%	—	—
Allowance for loan losses as a percentage of total loans	1.04%	1.00%	1.07%

(1)	Non-performing loans are comprised of (i) loans that are on a non-accrual basis; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2)	Non-performing assets are comprised of non-performing loans and other real estate owned (assets acquired in foreclosure).
     Asset quality remains acceptable compared to the industry’s averages. Non-accrual loans totaled $709 thousand at September 30, 2008 which represents 0.43% of total loans outstanding. The balance of non-accrual loans is the result of a single loan relationship which was categorized as impaired during the first quarter of 2008. The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in these loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the Allowance for Loan Losses section below for further information.
     As of September 30, 2008, the Bank had one potential problem loan relationship with balances outstanding of $4.1 million, including one residential real estate loan, one loan fully-secured by a certificate of deposit and four commercial notes, with payments past due. Subsequently, these loans have been paid in full or have been brought current as to all payments due and have a current balance outstanding of $3.1 million.

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
     During 2007, First Priority implemented a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Since the Bank is a relatively new banking organization with limited operating history and relatively new credits, a relatively larger portion of the allowance is unallocated to specific loans or loan categories compared to more seasoned financial institutions.
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

     Management considers the allowance for loan losses to be adequate as of September 30, 2008 based on current information available; however, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.
     The following table sets forth the changes in the allowance for loan losses for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$1,582	$871	$1,055	$634

Charge-offs:
Commercial	—	—	1	—
Commercial real estate	—	—	15	—

Net loans charged off	—	—	16	—

Acquired reserve in business combination	—	—	150	—
Provision charged to operations	127	87	520	324

Balance at end of period	$1,709	$958	$1,709	$958

Average loans (1)	$155,566	$81,476	$132,399	$68,018

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	—	—	0.02%	—
Allowance for loan losses as a percentage of total loans	1.04%	1.07%	1.04%	1.07%

(1)	Includes non-accrual loans
     Total charge-offs recorded during the nine months ended September 30, 2008 were $16 thousand related to unpaid interest accrued in prior years for loans placed into a non-accrual status during the current year.

     The following table sets forth the allocation of the allowance for loan losses by loan category.

	September 30, 2008		December 31, 2007		September 30, 2007
		Percent of		Percent of		Percent of
		loans in		loans in		loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial	$588	28%	$94	32%	$71	28%
Commercial Real Estate	243	28%	81	23%	65	22%
Residential Real Estate	165	23%	43	23%	42	26%
Consumer	56	21%	39	22%	36	24%

Total Allocated	1,052	100%	257	100%	214	100%

Unallocated	657		798		744

Total	$1,709		$1,055		$958

     The specific allocations of the allowance for loan losses in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.
Loan Concentrations
     First Priority’s loans consist of credits to borrowers spread over a broad range of industrial classifications. First Priority’s largest concentration of loans is to lessors of residential buildings and dwellings. These loans totaled $22.6 million at September 30, 2008, or 13.8% of the total loans outstanding at September 30, 2008. These credits were subject to First Priority’s normal underwriting standards and did not present more than the normal amount of risk assumed by First Priority’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. First Priority has no other concentration of loans which exceeds 10% of total loans.
Deposits
     First Priority’s primary source of funds for loans and investments is its deposits. At September 30, 2008, total deposits were $159.5 million, an increase of $43.2 million, or 37.1%, from $116.3 million at December 31, 2007. First Priority attracts deposits by offering competitive interest rates on deposit products and supplements deposits raised in the local market with brokered certificates of deposit. At September 30, 2008 and December 31, 2007, First Priority had $26.1 million and $9.1 million, respectively, in brokered certificates of deposits. The guidelines governing First Priority’s participation in brokered CD programs are included in its Asset Liability Management Policy, which is reviewed, revised and approved annually by the Asset Liability Management Committee and the Board of Directors.

     The following table summarizes First Priority’s deposit classification at the dates indicated.

	September 30,	December 31,
	2008	2007
	(in thousands)
Demand, non-interest bearing	$8,758	$6,846

Demand, interest bearing	863	1,486
Money market and savings deposits	33,320	45,403
Time	116,517	62,570

Total interest bearing deposits	150,700	109,459

Total deposits	$159,458	$116,305

     Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for First Priority’s loan portfolio and other interest-earning assets. First Priority’s core deposits were $127.9 million and $94.7 million as of September 30, 2008, and December 31, 2007, respectively. The maturity distribution of its time deposits of $100,000 or more as of September 30, 2008, is as follows:

September 30,
2008
(In thousands)
Three Months or Less	$7,897
Over Three Through Nine months	5,810
Over Six Through Twelve Months	8,371
Over Twelve Months	9,495

Total time deposits of $100,000 or more	$31,573

Other Interest-Bearing Liabilities
Short-Term Borrowed Funds
     First Priority Bank had short-term borrowed funds outstanding as of December 31, 2007 as part of a tax-planning strategy to reduce the Pennsylvania Bank Shares tax. Proceeds from these borrowings are invested in short-term U.S. government securities.
     As of September 30, 2008 and December 31, 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
     In addition, at September 30, 2008, the Bank had secured borrowing capacity at the FHLB. As a de novo bank, the Bank is required to deliver collateral to support borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s unused borrowing capacity exceeded $50 million at September 30, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
     Short-term borrowings outstanding as of September 30, 2008 totaled $2.2 million and consisted of overnight borrowings under customer repurchase agreements. Investment securities pledged as collateral to secure these borrowings totaled $2.5 million. At December 31, 2007, short-term borrowings totaled $18.1 million, consisting of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.
Long-Term Debt
     FHLB advances at September 30, 2008 totaled $8 million with a weighted average interest rate of 4.08%. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage backed securities. First Priority Bank became a member of FHLB in March 2008. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.
     As of December 31, 2007, long-term debt of $390 thousand consisted of convertible subordinated debentures (“Debentures”) issued in June and July 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the bank holding company. The Company’s directors and management were the purchasers of the Notes.
     The Notes provided that the Debentures would automatically convert into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering consisting of either a public offering or a private offering pursuant to Regulation D, promulgated under the Securities Act of 1933, of Common Stock resulting in aggregate net proceeds of at least $4 million.

     In addition, both payee and maker of the Debenture had the right to convert the Debentures into Common Stock after one year from issuance at an initial conversion price of $10.25 per share, which First Priority exercised effective August 1, 2008. The numbers of shares of Common Stock would be determined based on the offer price at time of offering.
     Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of Debentures, including accrued interest to date, into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share.
Capital Resources
     The Pennsylvania Department of Banking, in issuing its charter to First Priority Bank, required an allocation of its initial capital to an expense fund in the amount of $750 thousand to defray anticipated initial losses. Accordingly, $750 thousand of First Priority Bank’s surplus is reserved for this purpose until First Priority Bank becomes profitable.
     Total shareholders’ equity amounted to $20.3 million and $15.3 million on September 30, 2008 and December 31, 2007, respectively. The increase of $5.0 million resulted from incremental equity related to the Prestige acquisition of $7.4 million and the issuance of common stock in regards to the convertible debentures of $403 thousand, which the Company elected to convert effective August 1, 2008 as described in the “Long-Term Debt” section above. The incremental equity was reduced by the net loss recorded of $2.7 million during the first nine months of 2008. The net unrealized gain (loss) on securities available for sale, recorded to reflect the aggregate net change in the fair value of available for sale securities was an unrealized loss of $178 thousand at September 30, 2008 and an unrealized gain of $11 thousand at December 31, 2007.
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
     First Priority was formed May 11, 2007 under an agreement of reorganization and merger which provided that First Priority Bank become a wholly-owned subsidiary of First Priority. The following table sets forth the Bank’s capital ratios for September 30, 2008 and December 31, 2007. For all periods, First Priority Bank was considered “well-capitalized” and First Priority Bank met or exceeded its applicable regulatory requirements.

			To Be
	As of	As of	Considered
	September 30,	December 31,	“Well-
	2008	2007	Capitalized”
First Priority Bank:
Total risk-based capital ratio	13.56%	16.01%	10.00%
Tier 1 risk-based capital ratio	12.43%	14.98%	6.00%
Tier 1 leverage ratio	10.26%	12.30%	8.00%
     First Priority is exempt from the risk-based capital guidelines as it qualifies for an exemption under the provisions of the “Small Bank Holding Company Policy Statement” of the Board of Governors of the Federal Reserve System which exempts holding companies with total assets of less than $500 million that meet certain eligibility criteria from the risk-based capital requirements.

     The change in First Priority Bank’s capital ratios from December 31, 2007 to September 30, 2008 is due to the incremental capital provided through the acquisition of Prestige, net of goodwill, totaling $6.2 million reduced by the net loss recorded of $2.7 million during the first nine months of 2008. For purposes of calculating risk-based capital ratios, the positive impact of the increase in capital is more than offset by the growth achieved in the balance sheet which results in an increase in both risk-weighted assets and average total assets for the period ended September 30, 2008. The incremental capital provided from the acquisition will be used for general corporate purposes of First Priority Bank, including, among other things, to provide additional capital to support asset growth and the expansion of market presence.
     The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of Treasury (“Treasury”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the Treasury announced it will offer to qualifying U.S. banking institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program Capital Purchase Program (the “Program”). Although First Priority’s capital ratios remain well above the minimum levels required for well capitalized status, it is currently evaluating the Program. In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is currently evaluating the Temporary Liquidity Guarantee Program.
     Since their inception, neither First Priority Bank nor First Priority has paid cash dividends on its common stock. First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and the FDIC and are payable only from the undivided profits of First Priority Bank. Because the Bank has not yet achieved profitability, at September 30, 2008, the Bank had no undivided profits.
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
     As of September 30, 2008 and December 31, 2007, First Priority had issued commitments to extend credit of $38.3 million and $26.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.
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
     As of September 30, 2008 and December 31, 2007, First Priority’s liquid assets, consisting of cash and due from banks, interest bearing deposits of other banks, Federal funds sold and unencumbered short-term Federal agency discount notes, totaled $2.0 million and $19.7 million, respectively, representing 1.0% and 13.1% of total assets. The decline in liquid assets was accompanied by an increase in the Bank’s borrowing capacity.
     At September 30, 2008, the Bank had secured borrowing capacity at the FHLB. As a de novo bank, the Bank is required to deliver collateral to support any borrowings. Based on the available qualifying collateral and margin requirements, the Bank’s unused borrowing capacity exceeded $50 million at September 30, 2008. Collateral would consist primarily of qualifying investments and loans secured by 1-4 family residential mortgages.
     In addition, First Priority maintains short term borrowing facilities that can be accessed for incremental funding. As of September 30, 2008 First Priority had available for borrowing: a $2 million unsecured Federal funds borrowing facility and an $8 million secured Federal funds borrowing facility, each facility provided by correspondent banks.
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
     The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of September 30, 2008.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through 2	through 3	through 5	Over 5
	Year	Years	Years	Years	Years	Total
	(In thousands)
Time deposits	$80,524	$12,775	$17,041	$6,177	$—	$116,517
Operating lease obligations	459	459	459	918	2,832	5,127
Long-term debt	—	—	—	8,000	—	8,000
Short-term borrowings	2,201	—	—	—	—	2,201
Accrued interest payable	1,094	—	—	—	—	1,094

Total	$84,278	$13,234	$17,500	$15,095	$2,832	$132,939

     On November 7, 2008, First Priority Bank signed an operating lease to rent 2,575 square feet at 10 Sentry Parkway, Suite 100, Blue Bell, Pennsylvania. The Bank intends to open its fifth market-service office at this location during the first quarter of 2009, serving customers in Montgomery County, Pennsylvania. The initial lease term is 127 months, with total operating lease payments of approximately $758 thousand during this initial term, and includes two successive five year renewal options.
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
     There were no changes in First Priority’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, First Priority’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company issued convertible subordinated debentures (“Debentures”), 5.30% in June and July 2007 due June 21, 2012, to provide operating capital within the bank holding company. The Company’s directors and management were the purchasers of the Notes. Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of Debentures, including accrued interest to date, into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share. Due to the conversion, no additional proceeds were provided from this transaction. The shares issued were not registered.
     The Debentures provided for an automatic conversion into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering consisting of either a public offering or a private offering pursuant to Regulation D, promulgated under the Securities Act of 1933, of Common Stock resulting in aggregate net proceeds of at least $4 million. In addition, both payee and maker of the Debenture had the right to convert the Debentures into Common Stock after one year from issuance at an initial conversion price of $10.25 per share, which First Priority exercised effective August 1, 2008.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Title
3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-4, SEC File No. 333-147950.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)
Date: November 13, 2008	By:	/s/ David E. Sparks
David E. Sparks,
Chairman, President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Lawrence E. Donato
Lawrence E. Donato,
Chief Financial Officer