Form 10-K
period 2008-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2009-03-24
CIK 1389772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:

FIRST PRIORITY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	20-8420347 (I.R.S. Employer Identification No.)
2 West Liberty Boulevard, Suite 104
Malvern, Pennsylvania 19355
(Address of principal executive offices)
(610) 280-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of June 30, 2008 ($10.25), was $32,010,022.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 17, 2009, was as follows:

Class	Number of Shares

Common Stock, $1.00 par value	3,122,929
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-K.

(This page intentionally left blank)

(ii)

FIRST PRIORITY FINANCIAL CORP.

FORM 10-K

INDEX

(iii)

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS
This document and the documents incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority Financial Corp.’s actual results to differ materially from those anticipated events.
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

(iv)

•
the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program (“TARP”) voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions;

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

(v)

(This page intentionally left blank)

PART I
Item 1. Business
First Priority Financial Corp.
First Priority Financial Corp. (“First Priority”, the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger where each outstanding share of First Priority Bank common stock and each outstanding warrant to acquire a share of First Priority Bank common stock were converted into one share of First Priority common stock and one warrant to acquire First Priority common stock, First Priority Bank became a wholly-owned subsidiary of First Priority. On February 29, 2008, First Priority acquired Prestige Community Bank (“Prestige”) and Prestige merged with and into the Bank. First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2008, First Priority had total assets of $214.7 million, total deposits of $169.5 million and total shareholders’ equity of $20.3 million. First Priority’s principal executive offices are located at 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355. Its telephone number is (610) 280-7100.
First Priority Bank
First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC. As of December 31, 2008, First Priority Bank had total assets of $214.6 million, total loans of $171.7 million, total deposits of $169.8 million and total shareholder’s equity of $20.0 million.
First Priority Bank’s administrative headquarters and full service main office are located at 2 West Liberty Boulevard, Suite 104, Malvern, PA 19355. The main telephone number is (610) 280-7100.
First Priority Bank engages in full service commercial and consumer banking business with strong private banking and individual financial management capabilities. The Bank offers a variety of consumer, private banking, commercial loan and mortgage products, commercial real estate financing, as well as business and personal deposit products, financial planning and investment management services, consisting of fixed and variable rate annuities, mutual funds, and asset allocation. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. Various life insurance products are offered through First Priority Bank. In addition, the Bank has entered into solicitation agreements with several investment advisors to provide portfolio management services for introduced customers of the Bank. First Priority Bank provides its banking and wealth management services from each of its branch locations.

The ability to originate loans and build a sound, growing loan portfolio is critically important to the success of First Priority Bank. The Bank provides highly customized loan products offered with excellent service and expertise with a goal of timely responsiveness within the market. The Bank delivers these products and quality services through a staff of highly experienced, sophisticated lenders who are properly supported in the marketplace by seasoned decision makers. The Bank seeks out highly capable relationship lenders with large and loyal followings who are searching for a work environment and culture which will enable them to differentiate themselves from the competition by providing true relationship banking based upon a deep understanding of client needs, personal service, prompt decision making and customized banking solutions.
First Priority Bank seeks deposits through its banking offices and commercial relationships. The Bank provides a select group of deposit products that include checking, money market and savings accounts, and certificates of deposit. The Bank funds itself in the local community by providing excellent service and competitive rates to its customers. The Bank obtains deposit accounts through electronic and print media advertising and uses the brokered market when it is advantageous for funding purposes. At December 31, 2008, the Bank had total brokered certificates of deposits of $32.6 million, which represented approximately 19% of total deposits. A well-capitalized bank may accept brokered deposits without FDIC restrictions. At December 31, 2008, First Priority Bank has the requisite capital levels to qualify as “well capitalized.” See Regulation — “Capital Adequacy Guidelines.”
Competition
First Priority Bank competes with other financial institutions for deposit and loan business. Competitors include other commercial banks, savings banks, saving and loan associations, insurance companies, securities brokerage firms, credit unions, financial companies, mutual funds, money market funds, and certain government agencies. Financial institutions compete mostly on the quality of services rendered, interest rates offered on deposit accounts, interest charged on loans, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.
Many of these competitors are significantly larger than First Priority Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to regulation while certain competitors are not. Non-regulated companies face relatively few barriers for entry into the financial services industry.
The Bank’s larger competitors have greater name recognition and greater financial resources than First Priority Bank to finance wide-ranging advertising campaigns. The Bank utilizes media advertising, directors’ referrals, advisory board referrals and employee calling programs to attract prospective customers. The Bank competes for business principally on the basis of high quality, personal service to customers, customer access to the Bank’s decision-makers and competitive interest rates and fees. The Bank strives to provide the best possible access to its banking services by exploring innovative delivery vehicles, such as Internet banking, remote merchant deposit and commercial deposit courier service. As a small, independent, community-based bank, the Bank has hired high quality experienced employees seeking greater responsibility than may be granted by a larger employer and the ability to provide better service from a smaller, more responsive bank.
First Priority Bank believes that it is able to compete favorably with its competitors because it provides responsive personalized services through management’s knowledge and awareness of its market area, customers and businesses.

Regulation
Set forth below is a brief description of certain laws that relate to the regulation of First Priority and First Priority Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
First Priority Bank operates in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors and not shareholders of First Priority. As a Pennsylvania state-chartered commercial bank, First Priority Bank is subject to the regulation, supervision, and control of the Pennsylvania Department of Banking. As an FDIC insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Pennsylvania Department of Banking affect virtually all activities of First Priority Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions, the amount of reserves for deposits the Bank must maintain, loans and investments the Bank may make, acceptable collateral that may be taken, consumer protection laws and various other matters. First Priority Bank’s deposit accounts are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System.
Any change in applicable statutory and regulatory requirements, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material adverse impact on First Priority Bank and its operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank or impose burdensome requirements upon it could reduce its profitability and could impair the value of the Bank’s franchise, which could hurt the trading price of First Priority’s stock.
Insurance of Deposits. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. The FDIC has a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule effective January 1, 2007, the FDIC assigns each depository institution to one of four risk groups based on capital levels and other supervisory standards, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Institutions that meet the definition of “well-capitalized” and otherwise have no supervisory issues would be grouped in the category that pays the lowest deposit insurance rates. As of December 31, 2008, First Priority Bank was well-capitalized for purposes of calculating insurance assessments, and was in the lowest risk assessment group.
On February 27, 2009, the Board of Directors of the FDIC adopted an interim (proposed) rule to impose an emergency one-time special assessment on all banks at a proposed rate of 20 basis points to restore the Deposit Insurance Fund (the “DIF”) to an acceptable level. Comments on the interim rule are due 30 days from date of issuance. This special assessment is in addition to a previously planned increase in premiums. In addition, the FDIC approved a DIF restoration plan which will further increase base assessment rates for banks in all risk categories beginning April 1, 2009, and adjusts premiums for new factors, including use of brokered deposits by “fast growing” banks and secured liabilities, including Federal Home Loan Bank advances. The potential incremental cost of the proposed special assessment combined with ongoing assessment rate increases, will exceed $400 thousand for First Priority Bank in 2009, based on deposit liabilities reported as of December 31, 2008.

Capital Adequacy Guidelines. First Priority Bank is subject to risk-based capital guidelines promulgated by the FDIC that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I Capital,” consisting of common shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder (“Tier II Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations, capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FDIC (determined on a case-by-case basis or as a matter of policy after formal rule-making).
In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier I capital (leverage) ratio, under which a bank must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.
The Bank issues brokered certificates of deposits to provide a significant source of funding for the Bank. The FDIC places restrictions on banks in regards to issuing brokered deposits based on the bank’s level of capital. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
At December 31, 2008, First Priority Bank had the requisite capital levels to qualify as “well capitalized.” On a consolidated basis, First Priority is exempt from the risk-based capital guidelines. First Priority qualifies for exemption under the provisions of the “Small Bank Holding Company Policy Statement” of the Board of Governors of the Federal Reserve System which exempts holding companies with total assets of less than $500 million that meet certain eligibility criteria from the risk based capital requirements.
First Priority is required to obtain prior approval of the Federal Reserve Board before acquiring control, directly or indirectly, of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank.
As a bank holding company, First Priority is subject to regulation of the Federal Reserve Board. The Company is prohibited from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

Further, under the Bank Holding Company Act and the Federal Reserve Board’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called “anti-tie-in” provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2008, the Bank had $20.9 million in FHLB advances.
As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2008, the Bank had $1.7 million in stock of the FHLB which was in compliance with this requirement. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. See Note 1 of the Notes to Consolidated Financial Statements — “Restricted Investments in Bank Stocks.”
Emergency Economic Stabilization Act of 2008
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.
Under the TARP, the United States Department of Treasury (the “Treasury”) authorized a voluntary Capital Purchase Program (“CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions. This program was created to stabilize the financial system by directly infusing capital into healthy, viable institutions, thereby increasing their capacity to lend to U.S. businesses and consumers and support the U.S. economy. As described below, on February 20, 2009, the Company issued to Treasury, 4,579 shares of the Company’s Series A Preferred Stock and a warrant to purchase, on a net basis, 229 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $4.6 million under the TARP Capital Purchase Program (see Note 23 of the Notes to Consolidated Financial Statements). Companies participating in the TARP Capital Purchase Program were required to adopt certain standards relating to executive compensation. The terms of the TARP Capital Purchase Program also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

Financial Stability Plan
On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the Treasury. The FSP is a comprehensive set of measures intended to bolster the financial system. The core elements of the FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. Treasury has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov.
American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that had previously received an investment by Treasury under the TARP Capital Purchase Program.
Under ARRA, an institution that either will receive funds or which had previously received funds under TARP, will be subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer). The following summarizes the significant requirements of ARRA, which are to be included in standards to be established by Treasury:
•	limits on compensation incentives by senior executive officers;
•	a requirement for recovery of any compensation paid based on inaccurate financial information;
•	a prohibition on “golden parachute payments” or severance payments to specified officers or employees, which term is generally defined as any payment for departure from a company for any reason;
•	a prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
•	a prohibition on bonus, retention award, or incentive compensation to designated employees, except in the form of long-term restricted stock;
•	a requirement that the board of directors adopt a luxury expenditures policy;
•	a requirement that shareholders be permitted a separate nonbinding vote on executive compensation;
•	a requirement that the chief executive officer and the chief financial officer provide a written certification of compliance with the standards, when established, to the SEC.

Under ARRA, subject to consultation with the appropriate federal banking agency, Treasury is required to permit a recipient of TARP funds to repay any amounts previously provided to or invested in the recipient by Treasury without regard to whether the institution has replaced the funds from any other source or to any waiting period. Treasury has confirmed that recipients of funds under the Capital Purchase Program may repay them irrespective of funding dates notwithstanding the terms of the original transaction documents.
Homeowner Affordability and Stability Plan
On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages by providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, implementing a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac. We continue to monitor these developments and assess their potential impact on the business of the Company and the Bank.
Recent Developments
On January 30, 2009, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”), “Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934 or Suspension of Duty to File Reports under Section 13 and 15(D) of the Securities and Exchange Act of 1934,” whereby First Priority Financial Corp. de-registered as a public filer and, therefore, eliminated future requirements to file reports with the SEC, on a prospective basis. This election is allowed by the SEC for a public company who became a public filer due to filing a registration statement to issue incremental shares if the Company’s total number of shareholders of record is less than 300 shareholders at the end of the year in which the registration statement was initially filed.
On February 20, 2009, First Priority entered into a Letter Agreement with the Treasury (the “Purchase Agreement”) as part of the Treasury’s TARP Capital Purchase Program, pursuant to which the Company issued and sold, and the Treasury agreed to purchase, (i) 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100.00 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant) to purchase, on a net basis, up to 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), with an exercise price of $100.00 per share, for an aggregate purchase price of $4.6 million in cash. The Company entered into a side letter agreement with Treasury, dated February 20, 2009, which, among other things, clarified that to the extent the terms of any of the Purchase Agreement, the Warrant or the terms of the Series A Preferred Stock or the Series B Preferred Stock are inconsistent with the ARRA, as it may be amended from time to time, or any rule or regulation promulgated thereunder, the ARRA and such rules and regulations shall control. On February 20, 2009, the Treasury immediately exercised the Warrant, on a cashless basis, which resulted in the issuance of the 229 shares of the Series B Preferred Stock. The issuance and sale of the Series A Preferred Stock, the Warrant and the Series B Preferred Stock was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The transaction, which closed on February 20, 2009, resulted in additional Tier 1 Capital of $4.6 million. Participation in the TARP Capital Purchase Program is voluntary and benefits the Company based on the following:
•	The incremental $4.6 million in capital immediately strengthens the Bank’s capital position and will support approximately $50 million of additional lending capacity.

•
The cost of the capital, which carries a blended dividend rate of 5.45%, or a weighted average total cost of capital of 6.45% (assuming a five year amortization period for the warrant preferred), is very favorable compared to traditional market costs of similar instruments.

•
The TARP capital is available at a time when there is limited or no availability of capital on the open market and provides additional capital to support the continued growth of the Company’s balance sheet.

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. Both Series A and B Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up.
The Company may redeem the Series A Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends at any time as permitted by the ARRA and the rules and regulations promulgated thereunder. The Series B Preferred Stock may not be redeemed until all of the Series A Preferred Stock has been redeemed.
The Purchase Agreement, pursuant to which the preferred shares were sold, contains limitations on the payment of dividends on the common stock and on the Company’s ability to repurchase its common stock, and subjects the Company to certain of the executive compensation limitations included in EESA. As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Plan and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity securities of the Company acquired through the TARP Capital Purchase Plan. The Company has also effected changes to its Benefits Plans as may be necessary to comply with the executive compensation provisions of EESA. These restrictions will cease when the Treasury ceases to own any debt or preferred securities of the Company acquired pursuant to the Purchase Agreement.
Employees
At December 31, 2008, First Priority had 41 full-time and 2 part-time employees.
Item 1A. Risk Factors
First Priority is a smaller reporting company and therefore is not required to provide the information required by this item. However, First Priority has voluntarily provided the following risk factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Annual Report and the information incorporated by reference in this Annual Report, including our consolidated financial statements and related notes.
First Priority is not yet profitable.
First Priority commenced operations in November 2005 and has not yet achieved profitability.
First Priority may require additional capital to continue its growth.
First Priority believes that it must continue growing in order to achieve economies of scale and ultimately profitable operations. This growth may require additional capital over and above current capital levels, including the incremental capital provided through the TARP Capital Purchase Program. There can be no assurance that additional capital will be obtained.
First Priority is exposed to risks in connection with the loans First Priority Bank makes.
A significant source of risk for First Priority arises from the possibility that losses will be incurred because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Risks within the loan portfolio are analyzed on a continuous basis by First Priority Bank, by an external independent loan review function, and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance for loan losses. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known and may adversely affect First Priority’s results of operations in the future.
Changes in interest rates and First Priority Bank’s ability to successfully manage such changes may impact the earnings of First Priority.
First Priority’s profitability depends in large part on the net interest income of First Priority Bank, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Exposure to interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments. First Priority Bank’s net interest income will be adversely affected if the market interest rate changes such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.
The Federal Reserve has made significant changes in interest rates during the last few years. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, which could adversely affect our financial condition and results of operations.

First Priority Bank faces intense competition in its market.
First Priority Bank is a small banking institution. The banking business is highly competitive. First Priority Bank faces substantial immediate competition and potential future competition both in attracting deposits and in originating loans. First Priority Bank competes with local, regional and national commercial banks, savings banks, and savings and loan associations, the majority of which have assets, capital, and lending limits larger than those of First Priority Bank. Other competitors include money market funds, mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities. First Priority Bank’s larger competitors have a much larger branch and ATM network, greater name recognition, and greater financial resources than First Priority Bank has and can finance wide-ranging advertising campaigns.
First Priority is dependent on key individuals.
First Priority’s success depends in part on our continued ability to attract and retain experienced relationship managers, as well as other key executive management personnel. The unexpected loss of the services of several such key personnel could adversely affect First Priority’s growth strategy and prospects to the extent First Priority is unable to replace such personnel. Restrictions on production bonuses and exposure to the clawback provisions incorporated in the recently enacted Economic Stimulus Bill may place smaller community banks, such as First Priority Bank, at a disadvantage in attracting and retaining experienced relationship managers.
An economic downturn, especially in southeastern Pennsylvania, could reduce First Priority’s customer base, the level of deposits and demand for financial products such as loans.
First Priority Bank’s operations are concentrated in southeastern Pennsylvania. Deterioration in economic conditions in the market area or a general decline in economic conditions may adversely affect the quality of the loan portfolio and the demand for products and services, and accordingly, First Priority’s results of operations.
The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, during an extended downtown in the economy, customers’ desires to borrow may also be reduced which could lead to slower than anticipated growth of the Bank’s loan portfolio.
Deposit levels may also be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

First Priority is subject to extensive regulation that could limit or restrict First Priority’s activities.
First Priority and First Priority Bank are subject to extensive regulation, supervision and examination by certain state and Federal agencies including the Pennsylvania State Department of Banking, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. Our compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. First Priority must also meet regulatory capital requirements. If First Priority fails to meet these capital and other regulatory requirements, First Priority’s financial condition, liquidity, and results of operations would be materially and adversely affected. Failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.
There is no market for First Priority common stock.
First Priority shareholders do not currently have a liquid market in which to sell their common stock and it is very unlikely that a liquid market for First Priority common stock will develop in the near future. Moreover, First Priority has no current plan to apply to have its common stock listed on any exchange or on the over the counter market.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
First Priority and First Priority Bank do not own any real estate and currently do not expect to own any real estate in the future.
The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building located in Malvern, Pennsylvania. First Priority Bank leases office space in each of the following locations:

		Square	Owned /
Office	Office Location	Footage	Leased
Malvern — Headquarters / Main Office	2 W. Liberty Blvd., Suite 104, Malvern, PA 19355	8,929	Leased
Wyomissing	1200 Broadcasting Rd., Suite 103, Wyomissing, PA 19610	3,323	Leased
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Plumstead	5936 Easton Road, Pipersville, PA 18947	2,655	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Item 3. Legal Proceedings
First Priority has not, since its organization, been a party to any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of holders of First Priority common stock during the fourth quarter of 2008.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
There is no liquid market for First Priority common stock outstanding and it is very unlikely that a liquid market for First Priority common stock will develop in the near future. Moreover, First Priority has no current plan to apply to have its common stock listed on any exchange or on the over the counter market.
At March 17, 2009, there were 246 shareholders of record.
All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the Board of Directors. To date, we have not paid cash dividends on our common stock. The Purchase Agreement that First Priority executed on February 20, 2009 as part of the TARP Capital Purchase Program requires consent from the Treasury for payment of any dividends on common stock until the third anniversary from the date of issuance of the Series A and Series B Preferred Stock to the Treasury, unless the Series A and Series B preferred stock is redeemed in whole. After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate of common dividends per share greater than 3% per annum. In addition, First Priority has a deficit and will not be able to pay a dividend on the its common stock until it has accumulated retained earnings.

Item 6. Selected Financial Data
First Priority is a smaller reporting company and therefore is not required to provide the information required by this item. However, First Priority has voluntarily provided the following selected financial data.
The following table shows certain historical consolidated summary financial data for First Priority. The information relating to First Priority was derived from the consolidated financial statements of First Priority for the period from May 25, 2005 (date of inception) to December 31, 2005, and for the years ended December 31, 2008, 2007 and 2006. First Priority commenced operations in November 2005.

				At or for the
				period from
				May 25, 2005
				(date of
	At or for years ended			inception) to
	December 31,			December 31,
	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$214,657	$151,611	$105,748	$30,841
Securities available for sale	37,759	45,026	52,994	29,987
Loans receivable	171,735	105,207	50,423	111
Allowance for loan losses	1,777	1,055	634	2
Deposits	169,459	116,304	64,417	789
Short-term borrowings	13,178	18,097	22,965	9,547
Long-term debt	8,000	390	—	—
Shareholders’ equity	20,301	15,320	17,638	20,050

Common book value per share	$6.50	$7.27	$8.37	$9.51

Selected Operating Data:
Interest income	$9,488	$7,066	$2,793	$276
Interest expense	5,510	4,293	1,314	5

Net interest income before provision for loan losses	3,978	2,773	1,479	271
Provision for loan losses	588	421	632	2

Net interest income after provision for loan losses	3,390	2,352	847	269
Non-interest income	371	265	278	—
Non-interest expense	7,115	4,993	3,561	1,238

Net loss	$(3,354)	$(2,376)	$(2,436)	$(969)

Loss per share—basic and diluted	$(1.14)	$(1.13)	$(1.16)	$(0.46)
Cash dividends per share	$—	$—	$—	$—
Return on average assets	-1.92%	-2.23%	-5.21%	-34.60%
Return on average shareholders’ equity	-16.87%	-14.40%	-12.89%	-35.99%
Average equity to average assets	11.40%	15.46%	40.45%	96.13%

Basic and diluted average common shares outstanding	2,940,040	2,107,500	2,107,500	2,107,500

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the significant changes in the results of operations presented in its accompanying consolidated financial statements for First Priority and its wholly owned subsidiary — First Priority Bank. First Priority’s consolidated financial condition and results of operations consist almost entirely of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative, of similar performance in the future.
This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as applying to all statements wherever they appear including in this Management’s Discussion and Analysis.
Readers should note that many factors, some of which are discussed elsewhere in this report could affect the future financial results of First Priority and could cause those results to differ materially from those expressed or implied in the forward-looking statements contained in this document.
Overview
First Priority was formed May 11, 2007, to be the holding company for First Priority Bank pursuant to a reorganization and merger agreement. As part of the reorganization and merger, each outstanding share of First Priority Bank common stock and each outstanding warrant to acquire a share of First Priority Bank common stock were converted into one share of First Priority common stock and one warrant to acquire one share of First Priority common stock and, as a result, First Priority Bank became a wholly-owned subsidiary of First Priority. Accordingly, the consolidated results of operations and financial condition as well as descriptions of balance sheet and income statement items prior to May 11, 2007 represent those of First Priority Bank, and consolidated results of operations and financial condition and descriptions of balance sheet and income statement items after May 11, 2007 represent the consolidated results of First Priority.
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
Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige Community Bank (“Prestige”), a newly formed de novo bank headquartered in Newtown, Bucks County, Pennsylvania. Prestige, with $28.9 million in total assets, $5.8 million in loans and $20.8 million in deposits as of February 29, 2008, merged into the Bank.
First Priority issued 976,137 shares of common stock and 195,227 warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, expiring in October 2012, in the acquisition which resulted in incremental capital to First Priority of $7.4 million. The acquisition has been accounted for using the purchase method of accounting which requires that the Company’s financial statements include Prestige’s results of operations beginning March 1, 2008.

The acquisition of Prestige expanded the Bank’s branch network into Bucks County, Pennsylvania, with offices in Newtown and Pipersville. The Bank now serves customers in Chester, Berks, and Bucks Counties in Pennsylvania, with a fifth office expected to open for business in the first quarter of 2009 in Blue Bell, Montgomery County, Pennsylvania.
The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

				As of December 31,
				2005 and for the
				period from
				May 25, 2005
				(date of
	As of December 31,			inception) to
	and for the years ended December 31,			December 31,
	2008	2007	2006	2005
		(Dollars in thousands)
Total revenue (1)	$4,349	$3,038	$1,757	$271
Net loss	(3,354)	(2,376)	(2,436)	(969)
Total assets	214,657	151,611	105,748	30,841
Total loans receivable	171,735	105,207	50,423	111
Total deposits	169,459	116,304	64,417	789

(1)	Total revenue equals net interest income plus non-interest income.
Although First Priority Bank was formed on May 25, 2005, it did not receive its certificate of authority to operate as a bank until November 14, 2005. Accordingly, the results of operations and financial position of the Company, as of December 31, 2005 and for the period from May 25, 2005 (date of inception) to December 31, 2005, reflects that commencement of operations did not occur until late 2005.
As is the case with most de-novo banks, growth of the balance sheet in the early years of the organization is typically more evident and more pronounced, when comparing to previous periods, than with a more mature organization. Therefore, there are material changes in the results of operations and the financial position of the Company when comparing financial results between the periods reported which reflects this growth.
Like most financial institutions, First Priority derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. First Priority’s primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of First Priority’s success is its amount of net interest income, or the difference between the income on its interest-earning assets and the expense on its interest-bearing liabilities, such as deposits and borrowings, which is called the net interest income. Another key measure is the spread between the yield First Priority earns on these interest-earning assets and the rate it pays on its interest-bearing liabilities, which is called its net interest spread.
There are risks inherent in all loans, and First Priority maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses is included.

In addition to earning interest on its loans and investments, First Priority earns income through other sources, such as fees and other charges to its customers and income from wealth management services. The various components of non-interest income, as well as non-interest expense, are described in the following discussion.
Critical Accounting Policies
First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.
Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations.
The following is a summary of the policies First Priority recognizes as involving critical accounting estimates: Allowance for Loan Losses, Stock-Based Compensation, Unrealized Gains and Losses on Securities Available for Sale, Goodwill and Deferred Income Taxes.
Allowance for Loan Losses. First Priority maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect First Priority’s results of operations in the future.
Stock-Based Compensation. First Priority recognizes compensation expense for stock options in accordance with SFAS No. 123 (revised 2004, “Share-Based Payment” (SFAS No. 123(R)) adopted at January 1, 2006 under the prospective application method of transition. As a result, options granted prior to January 1, 2006 will generally not be subject to expense. The expense related to options granted after January 1, 2006 is generally measured based on the fair value of the option at the grant date, with compensation expense recognized over the service period, which is usually the vesting period. First Priority utilizes the Black-Scholes option-pricing model (as used under SFAS No. 123(R)) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. First Priority’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

Unrealized Gains and Losses on Securities Available for Sale. First Priority receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are comprised of U.S. government agency securities, federal agency mortgage-backed securities, and other debt securities. First Priority uses various indicators in determining whether a security is other than temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or, for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings because adverse changes in credit ratings could indicate a change in the estimated cash flows of the underlying collateral or issuer. As of December 31, 2008, the unrealized losses associated with securities that management has the ability and intent to hold until maturity or market recovery were not considered to be other than temporary, because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows of the underlying collateral or issuer. As of December 31, 2007, there were no unrealized losses associated with securities.
Goodwill. First Priority recognizes goodwill in accordance with the purchase method of accounting. Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined.
Deferred Income Taxes. First Priority provides for deferred income taxes on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carryforwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Recently Issued Accounting Standards
Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

Results of Operations
Income Statement Review
The Company’s net loss is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, primarily income from wealth management services and also fees and other charges to our banking customers; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.
Summary
For the year ended December 31, 2008, First Priority reported a net loss of $3.35 million, or $1.14 per basic and diluted share based on average shares outstanding of 2,940,040, compared to a net loss of $2.38 million, or $1.13 per basic and diluted share for the year ended December 31, 2007 based on average shares of 2,107,500. The increase in average shares in the current year from the prior year resulted from the issuance of 976,137 shares for the acquisition of Prestige on February 29, 2008 and the issuance of 39,292 shares related to convertible debentures on August 1, 2008. The consolidated operating results of First Priority include the acquisition of Prestige beginning March 1, 2008. The net loss for the year ended December 31, 2006 was $2.44 million, or $1.16 per basic and diluted share, based on averages shares of 2,107,500.
Total revenue for the year ended December 31, 2008 was $4.35 million, compared to $3.04 million in 2007, as net interest income in 2008 was $3.98 million and non-interest income was $371 thousand. The provision for loan losses was $588 thousand in 2008 compared to $421 thousand in the prior year while operating expenses totaled $7.12 million in the current year compared to $4.99 million in 2007. Total revenue for 2006 was $1.76 million offset by a provision for loan losses of $632 thousand and operating expenses of $3.56 million.
The incremental loss in 2008 of $978 thousand, when compared to 2007, resulted from an increase in operating expenses of $2.1 million, partially offset by an increase in total revenue of $1.3 million between these periods. Although the acquisition of Prestige significantly strengthened the Bank’s capital position and broadened its funding capabilities, the acquisition had a negative impact on operating results in 2008 as Prestige, a newly formed de novo bank, was still in the early stage of its development. Incremental direct operating expenses of approximately $1.18 million, including $72 thousand of one time merger integration costs, are included in First Priority’s 2008 results, related to the acquisition of Prestige, which was included in the Company’s ongoing financial results beginning March 1, 2008. In addition, the current year also includes incremental costs related to business development efforts as well as the infrastructure necessary to support loan and deposit growth achieved by the Bank during 2008.
Net interest margin averaged 2.33% during 2008 compared to 2.63% in 2007. Total average earning assets increased $65.3 million to $170.7 million in 2008 compared to $105.4 million for 2007 while average total interest bearing liabilities increased $60.6 million to $145.8 million in the current year compared to $85.2 million in the prior year. At the same time, however, deteriorating economic conditions experienced during 2008 were very challenging for all banks as credit market dysfunction and competition for deposits adversely impacted the Bank’s cost of funds and net interest margin.

The recorded net loss for 2007 was relatively constant in comparison to 2006 results. Net interest income, however, increased $1.29 million, or 87.5%, in 2007 to $2.77 million from $1.48 million in 2006. Offsetting the positive impact of the increase in net interest income, operating expenses increased $1.43 million, or 40.2%, between the same periods. Included in these reported losses for the years ended December 31, 2007 and 2006 are expenses related to the reorganization of First Priority Bank into a holding company form of ownership totaling $95 thousand and $12 thousand, respectively, and expenses related to the opening of the Wyomissing office of $43 thousand and $11 thousand, respectively. Additionally, the Company incurred costs in 2007 associated with the recruitment and expansion of the lending staff of $116 thousand and legal and accounting costs incurred to explore potential opportunities to expand and diversify First Priority’s revenue base totaling $62 thousand.
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
Net interest income increased 43.5%, or $1.2 million, in 2008 to $3.98 million from $2.77 million in 2007. The increase in net interest income resulted from growth of interest earning assets of 62.0% from $105.4 million in 2007 to $170.7 million in 2008, primarily loans. In order to fund the growth in assets, average interest bearing liabilities increased $60.6 million, or 71.1% in 2008 to $145.8 million from $85.2 million in 2007. Partially offsetting the positive impact resulting from the growth in balances; however, is a decline in net interest margin from 2.63% to 2.33% between these same periods caused by the deteriorating economic conditions and increased deposit competition among banks as the Federal Reserve lowered short-term interest rates.
In 2007, First Priority’s net interest income increased $1.29 million to $2.77 million from $1.48 million for the same period in 2006. The increase in net interest income was primarily due to the growth of interest earning assets of 131% from $45.7 million in 2006 to $105.4 million in 2007, due to growth of the loan portfolio. Average interest bearing liabilities increased $58.7 million to $85.2 million in 2007 from $26.5 million in 2006.
The following table sets forth, for the years ended December 31, 2008, 2007, and 2006 information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. There was one non-accrual loan relationship during 2008, which totaled $709 thousand at December 31, 2008 and averaged $710 thousand for the year. During 2008, interest accrued on this non-accruing relationship but not recognized as interest income totaled $61 thousand.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)

Interest-earning assets:
Loans receivable	$141,293	$8,408	5.95%	$74,149	$5,471	7.38%	$21,197	$1,576	7.44%
Securities available for sale	20,982	837	3.99%	9,353	496	5.30%	11,070	544	4.91%
Federal funds sold	8,363	233	2.78%	21,899	1,097	5.01%	13,377	671	5.02%
Deposits with banks and other	42	10	—	26	2	—	17	2	—

Total interest earning assets	170,680	9,488	5.56%	105,427	7,066	6.70%	45,661	2,793	6.12%

Non-interest-earning assets	3,707			1,325			1,056

TOTAL ASSETS	$174,387			$106,752			$46,717

Interest-bearing liabilities:
Demand, interest-bearing	$1,190	17	1.47%	$858	20	2.29%	$388	8	2.13%
Money market and savings	37,258	1,123	3.01%	39,816	1,921	4.82%	17,442	848	4.86%
Time deposits	97,712	4,111	4.21%	44,091	2,326	5.28%	7,682	401	5.22%
Borrowed funds	9,629	259	2.69%	477	26	5.38%	954	57	5.94%

Total interest-bearing liabilities	145,789	5,510	3.78%	85,242	4,293	5.04%	26,466	1,314	4.97%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	6,908			4,023			996
Other liabilities	1,809			984			357

Shareholders’ equity	19,881			16,503			18,898

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,387			$106,752			$46,717

Net interest income/rate spread		$3,978	1.78%		$2,773	1.66%		$1,479	1.15%

Net interest margin			2.33%			2.63%			3.24%

As mentioned above, total earning assets increased $65.3 million in 2008 compared to the prior year, driven by an increase in average loans of $67.1 million, or 90.6%. Funding for the growth in loans was provided by an increase in non-interest bearing deposits of $2.9 million, growth of interest bearing liabilities of $60.5 million, comprised primarily of an increase in time deposits of $53.6 million and borrowed funds of $9.2 million, and an increase in average equity of $3.4 million, primarily due to the acquisition of Prestige.
Net interest margin averaged 2.33% in 2008, a decline of 30 basis points from 2.63% in 2007. Short-term interest rates, as measured by the overnight federal funds rate determined by the Federal Open Market Committee, averaged 5.05% during 2007. This rate, however, declined to only 25 basis points by the end of 2008, creating an average for 2008 of 2.09%, or a decline of 296 basis points between the two years. The average yield on First Priority’s earning assets declined 114 basis points from 6.70% in 2007 to 5.56% in 2008, as the yield on loans decreased 143 basis points and the yield on investments declined 131 basis points. The rate on the Bank’s interest bearing liabilities declined 126 basis points during this same time, which resulted in an increase in the net interest spread of 12 basis points to 1.78% for 2007, compared to 1.66% for 2008. The increase in net interest spread is due to additional volume of loans which generally earn a higher average rate of interest than investments or overnight funds. However, since a portion of the Bank’s earning assets are funded by equity and other non-interest bearing balances, which are not sensitive to interest rate changes, the negative impact to both net interest income and net interest margin is larger when rates decline, since the reduction of interest income on earning assets will be higher than the reduction of interest expense on interest-bearing liabilities based on the proportionate balances within each category.

In 2007, net interest margin of 2.63% declined 61 basis points from 3.24% in 2006. This decline was primarily attributable to the growth achieved in earning assets, primarily loans, which was funded by higher costing deposit accounts, and the competitive and market pressures on the overall deposit rate structure. As the balance sheet grew, the overall positive impact on net interest margin of equity and other non-interest bearing funds became smaller. The yield on earning assets increased 58 basis points from 6.12% in 2006 to 6.70% in 2007 which is related to the growth within the loan portfolio. Average loans increased by $52.9 million from $21.2 million in 2006 to $74.1 million in 2007 with funding to support this growth primarily provided through growth in higher costing money market accounts of $22.4 million and growth in time deposit balances of $36.4 million in 2007 when compared to the prior year. Net interest spread was 1.66% for 2007, compared to 1.15% for 2006. The increase in net interest spread is due to additional volume of loans which generally earn a higher average rate of interest than other types of earning assets.
Analysis of Changes in Net Interest Income
Net interest income also can be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income Table below, total net interest income increased $1.21 million in 2008 compared to 2007, of which incremental growth of balances accounted for an increase of $1.68 million with an offsetting decline in net interest income related to changes in the rate structure of $473 thousand. The increased volume of earning assets provided an additional $4.16 million in interest income, primarily related to loan growth, while increased deposits to fund that growth resulted in higher interest expense of $2.48 million when comparing 2008 to 2007. Changes related to lower yields on interest earning assets had a negative impact of $1.74 million on net interest income while lower rates on interest-bearing liabilities had an impact of reducing interest expense by $1.26 million for these same periods.
When comparing net interest income in 2007 to 2006, the increase of $1.29 million is almost entirely due to changes related to volume. Higher levels of earning asset balances provided an additional $4.25 million in interest income, primarily related to loan growth, while increased deposits to fund that growth resulted in higher interest expense of $2.99 million. Changes in rate structure had a positive impact on net interest income of approximately $33 thousand for these same periods.

The following table sets forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	Years ended			Years ended
	December 31,			December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans receivable	$4,169	$(1,232)	$2,937	$3,908	$(13)	$3,895
Securities available for sale	489	(148)	341	(89)	41	(48)
Federal funds sold	(503)	(361)	(864)	427	(1)	426
Deposits with banks and other	2	6	8	—	—	—

Total interest earning assets	4,157	(1,735)	2,422	4,246	27	4,273

Interest expense:
Demand, interest-bearing	6	(9)	(3)	11	1	12
Money market and savings	(117)	(681)	(798)	1,079	(6)	1,073
Time deposits	2,338	(553)	1,785	1,921	4	1,925
Borrowed funds	252	(19)	233	(26)	(5)	(31)

Total interest bearing liabilities	2,479	(1,262)	1,217	2,985	(6)	2,979

Change in net interest income	$1,678	$(473)	$1,205	$1,261	$33	$1,294

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
The provision for loan losses was $588 thousand, $421 thousand and $632 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, one loan relationship was on non-accrual with an outstanding balance of $709 thousand. The increase in the provision of $167 thousand for 2008 compared to the prior year is due to additional loan volume between the periods and an additional provision in 2008 related to the aforementioned loan relationship placed on non-accrual status.

During 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories based on specific criteria and employed a similar methodology in determining the provision. The reduction in the provision for loan losses in 2007 when compared to 2006 was primarily due to the loan portfolio mix and the type of loans booked during 2007 when applied to this qualitative and quantitative methodology in determining the provision. Of the $54.8 million net increase in loans during 2007, 60% of this increase was secured primarily by real estate, including residential mortgages, home equity loans and commercial real estate, none of which would be considered sub-prime loans. Net loan growth during 2006 was $50.3 million.
The allowance as a percentage of loans was 1.03% at December 31, 2008 compared to 1.00% at December 31, 2007. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.
Non-Interest Income
Non-interest income totaled $371 thousand in 2008 compared to $265 thousand for 2007 and $278 thousand recorded for 2006. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which the Bank collects from its banking customers.

	For the year ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Non-Interest Income
Wealth management fee income	$251	$213	$244
Service charges on deposits	38	14	3
Other branch fees	27	13	4
Loan related fees	49	18	11
Other	6	7	16

Total Non-Interest Income	$371	$265	$278

Non-Interest Expenses
Non-interest expenses were $7.12 million in 2008 compared to $4.99 million in 2007 and $3.56 million in 2006. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Non-Interest Expenses
Salaries and employee benefits	$4,754	$3,242	$2,424
Occupancy and equipment	711	412	334
Data processing equipment and operations	346	233	162
Professional fees	395	527	222
Marketing, advertising and business development	193	128	204
FDIC insurance assessments	116	65	1
Capital stock tax expense	89	46	7
Merger integration costs	72	—	—
Other	439	340	207

Total Non-Interest Expenses	$7,115	$4,993	$3,561

Non-interest expenses increased $2.12 million, or 42.5%, in 2008 compared to 2007 which includes incremental direct operating expenses of approximately $1.18 million, including $72 thousand of one time merger integration costs, related to the acquisition of Prestige, which was included in the Company’s ongoing financial results beginning March 1, 2008. In addition, the current year also includes incremental costs related to business development efforts as well as the infrastructure necessary to support loan and deposit growth achieved by the Bank during 2008.
Salaries and employee benefits totaled $4.75 million for 2008 compared to $3.24 million in 2007, an increase of $1.51 million, or 46.6%. This increase reflects an incremental $760 thousand related to acquisition of Prestige and additional costs for business development efforts and to support loan and deposit growth generated during 2008.
Occupancy and equipment expenses were $711 thousand in 2008 compared to $412 thousand for the prior year, an increase of $299 thousand, or 72.6%, entirely related to the two additional offices in Newtown and Plumstead through Prestige.
Data processing expenses increased by $113 thousand, or 48.5%, in 2008 to $346 thousand compared to $233 thousand for the same period in 2007, related to the increased cost of outsourced processing resulting from increased banking customer activity.
Professional fees decreased $132 thousand, or 25.0%, to $395 thousand in 2008 from $527 thousand in the prior year. 2007 included one-time human resource consulting and search fees of $119 thousand, legal fees related to the formation of the bank holding company of $95 thousand, and legal and accounting costs of $62 thousand to explore opportunities to expand and diversify the Company’s revenue. 2008 includes $51 thousand in incremental legal and audit costs related to becoming a public company, $24 thousand in legal costs related to non-accrual loans, an increase of $30 thousand between the two periods related to other miscellaneous corporate legal costs, and $25 thousand in consulting fees related to strategic initiatives.
Direct marketing, advertising and business development costs increased $65 thousand, from $128 thousand to $193 thousand, when comparing 2007 and 2008, respectively, primarily related to additional advertising costs to promote deposit products and business promotion expense to develop the First Priority name within the Bucks County market.

FDIC insurance assessment expense increased $51 thousand, or 78.5%, from $65 thousand to $116 thousand when comparing 2008 to the prior year. This assessment is calculated based on the amount and type of deposits an institution maintains. The increase in cost is attributed to First Priority’s growth in its deposit base.
Capital stock tax expense was $89 thousand in 2008 compared to $46 thousand in 2007. This tax is calculated based on the reported level of equity, adjusted for exclusions and other adjustments.
Merger integration costs, totaling $72 thousand, were recorded in 2008 primarily related to one-time system conversion costs to integrate Prestige onto First Priority’s core banking system.
All other expenses increased $99 thousand to $439 thousand for the year ended December 31, 2008 from $340 thousand for the same period in 2007, an increase of 29.1%. Contributing to this increase are additional expenses related to filing requirements of the Securities and Exchange Commission as well as increased loan origination expenses, correspondent bank charges and other administrative expenses such as postage, telephone, and travel and entertainment expenses.
When comparing 2007 to 2006, non-interest expenses increased $1.43 million, or 40.2%, which includes significant increases in staffing costs and professional fees, costs incurred related to the reorganization of First Priority Bank into a holding company form of ownership, expenses related to the opening of the Wyomissing office, and costs incurred to explore potential opportunities to expand and diversify the Company’s revenue base.
Salaries and employee benefits increased $818 thousand, or 33.7% in 2007 compared to 2006, reflecting additional staff during the Bank’s initial years of operations to support asset growth, along with the opening of the Wyomissing office. Occupancy and equipment expenses increased $78 thousand, or 23.4%, due to the incremental lease cost and furniture and equipment related to the Wyomissing office. Data processing expenses increased by $71 thousand, or 43.8%, in 2007 compared to 2006 primarily related to higher outsourced processing costs. Professional fees increased $305 thousand, or 137.4%, between these same periods, including human resource consulting and search fees of $116 thousand, legal fees to form the bank holding company of $83 thousand, legal and accounting costs to explore opportunities to expand and diversify the Company’s revenue base totaling $62 thousand, and an increase in other audit and accounting fees of $46 thousand. Marketing, advertising and business development costs decreased $76 thousand in 2007, primarily related to marketing costs incurred in 2006 to promote the initial opening of the Bank.
All other expenses increased $236 thousand in 2007 compared to 2006. Contributing to this increase are additional expenses related to regulatory agency assessments and filing fees totaling $82 thousand, loan and deposit generation expenses of $51 thousand, Pennsylvania bank shares tax expense totaling $39 thousand, and other administrative expenses such as supplies, contributions and memberships totaling $62 thousand.
Management continues to focus on the importance of expense awareness and controlling operating expenses in order to achieve profitability; however, management remains committed to retaining key asset generation and operational staff and maintaining excellent customer service. Proper implementation and management of these items will assist in achieving our goals of continued asset growth, efficient operations, and the achievement of profitability.

Provision for Income Taxes
There is no provision for income taxes for each of the years ended December 31, 2008, 2007, or 2006 due to the net operating losses incurred. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. To satisfy the “more likely than not” criteria required to reduce the valuation allowance, First Priority would need to become profitable and demonstrate that a consistent positive trend of profitability is sustainable.
The Company has net operating loss (“NOL”) carryforwards available for federal income tax purposes of approximately $7.2 million at December 31, 2008, which expire in 2025 through 2028.
Financial Condition
Balance Sheet Review
Overview
As of December 31, 2008, First Priority had total assets of $214.7 million, an increase of 41.6% over total assets of $151.6 million on December 31, 2007. Total assets at December 31, 2008, consisted primarily of loans outstanding of $171.7 million and investment securities available for sale of $37.8 million. At December 31, 2007, total assets consisted principally of loans outstanding of $105.2 million and investment securities available for sale of $45.0 million. The Company maintained restricted investments in bank stocks of $1.74 million at December 31, 2008, consisting primarily of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) calculated based on a formula in correlation to the Bank’s outstanding debt to the FHLB. Premises and equipment were $1.31 million, an increase of $737 thousand during 2008, principally resulting from the addition of the two Prestige branches. Goodwill of $1.19 million was also recorded in connection with the acquisition during the first quarter of 2008.
Total deposits at December 31, 2008, were $169.5 million compared to $116.3 million at December 31, 2007, an increase of $53.2 million or 45.7%. Deposits consisted principally of money market accounts and certificates of deposit, which at December 31, 2008 were $35.9 million and $120.6 million, respectively, compared to $45.4 million and $62.6 million at December 31, 2007, respectively. Short-term borrowings were $13.2 million at December 31, 2008 compared to $18.1 million at December 31, 2007 while long-term debt was $8.0 million at the end of 2008 compared to $390 thousand at December 31, 2007.
Other liabilities were $2.7 million as of December 31, 2008 compared to $642 thousand at December 31, 2007. The increase of $2.1 million was due to $2.0 million of investment securities purchased with a trade date prior to December 31, 2008 which did not settle until January 2009.

Investments
On December 31, 2008, and 2007, First Priority’s investment securities portfolio of $37.8 million, and $45.0 million, respectively, represented approximately 18% and 30%, respectively, of total interest-earning assets. As of December 31, 2008, First Priority was invested in U.S. Government agency securities, Federal agency mortgage-backed securities and corporate bonds, all of which were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $37.3 million for an unrealized gain of $457 thousand. As of December 31, 2007, all investments were in U.S. Government agency securities and Federal agency mortgage-backed securities, were rated AAA, were highly marketable, and were classified as available for sale with an amortized cost of $45.0 million for an unrealized gain of $11 thousand. At December 31, 2007, First Priority increased its investment portfolio by $18.1 million in short-term U.S. Government agency securities as part of a tax planning program instituted to lower the impact of the Pennsylvania Bank Shares tax. These investments were funded by incremental short-term borrowings.
The following table sets forth information about the maturities and weighted yields on First Priority’s investment securities as of December 31, 2008.

	As of December 31, 2008
			After one but		After five but
	Within 1 year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$15,026	3.32%	$6,068	3.15%	$—	—	$—	—	$21,094	3.27%
Mortgage-backed securities	—	—	—	—	957	4.75%	14,745	5.06%	15,702	5.04%

Other securities	—	—	963	4.00%	—	—	—	—	963	4.00%

Total investments available for sale	$15,026	3.32%	$7,031	3.27%	$957	4.75%	$14,745	5.06%	$37,759	4.03%

The amortized cost and fair value of First Priority’s investments (all available for sale) as of each of the three years ended December 31, 2008, 2007 and 2006 are shown in the following table:

	As of December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
U.S. Government agency securities	$21,000	$21,094	$40,995	$40,998	$52,993	$52,994
Mortgage-backed securities	15,302	15,702	4,020	4,028	—	—

Other securities	1,000	963	—	—	—	—

Total investments available for sale	$37,302	$37,759	$45,015	$45,026	$52,993	$52,994

Restricted investments in bank stocks
Restricted investments in bank stocks represent required investments in the common stock of correspondent banks. As of each of the two years ended December 31, 2008 the Bank had an investment of $50 thousand of the common stock of Atlantic Central Bankers’ Bank, Camp Hill, Pennsylvania, which is carried at cost. In addition, the Bank is also required to maintain an investment in the stock of the FHLB according to a predetermined formula as set forth in the FHLB’s Capital Plan. This required investment in FHLB stock fluctuates in proportion to the Bank’s outstanding debt to the FHLB and is also carried at cost. As debt is repaid, stock held in excess of the minimum requirement is periodically adjusted and refunded. The Bank became a member of the FHLB in March 2008. At December 31, 2008, the investment in FHLB stock totaled $1.7 million. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. See Note 1 of the Notes to Consolidated Financial Statements — “Restricted Investments in Bank Stocks.”
Loans
First Priority’s loan portfolio is the primary component of its assets. At December 31, 2008, total loans were $171.7 million, an increase of $66.5 million, or 63.2%, from $105.2 million at December 31, 2007. Included in the loan balances at December 31, 2007 was a short-term commercial loan made to Prestige which was used for that bank’s year-end tax planning program. This loan was paid off in early January, 2008. The overall growth in the loan portfolio in 2008 is partially due to the acquisition of Prestige, which had $5.8 million in loans at February 29, 2008, the effective date of the acquisition.
The following table sets forth the classification of First Priority’s loan portfolio for each of the four years ended December 31, 2008.

	As of December 31,
	2008		2007		2006		2005
	(Dollars in thousands)
		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total

Commercial	$47,729	28%	$33,506	32%	$14,138	28%	$—	—
Commercial Real Estate	49,302	29%	24,590	23%	12,473	25%	—	—
Residential Real Estate	39,460	23%	23,708	23%	9,014	18%	—	—
Consumer	35,227	20%	23,310	22%	14,724	29%	111	100%

Total Loans	171,718	100%	105,114	100%	50,349	100%	111	100%

Net deferred loan costs	17	—	93	—	74	—	—	—

Total	$171,735	100%	$105,207	100%	$50,423	100%	$111	100%

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
The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2008 and 2007.

	At December 31, 2008
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)

Commercial	$33,080	$11,648	$3,001	$47,729
Commercial Real Estate	13,061	24,328	11,913	49,302
Residential Real Estate	435	11,505	27,520	39,460
Consumer	11,753	6,084	17,390	35,227

Total Loans	$58,329	$53,565	$59,824	$171,718

Percentage composition of maturity	34%	32%	34%	100%

Loans with fixed predetermined interest rates	$6,727	$40,394	$8,985	$56,106
Loans with variable or floating interest rates	51,602	13,171	50,839	115,612

Total Loans	$58,329	$53,565	$59,824	$171,718

	At December 31, 2007
	Maturities of Outstanding Loans
		After 1 But
	Within 1	Within 5	After 5
	Year	Years	Years	Total Loans
	(Dollars in thousands)

Commercial	$21,387	$12,069	$50	$33,506
Commercial Real Estate	3,371	14,306	6,913	24,590
Residential Real Estate	832	10,751	12,125	23,708
Consumer	8,478	3,614	11,218	23,310

Total Loans	$34,068	$40,740	$30,306	$105,114

Percentage composition of maturity	32%	39%	29%	100%

Loans with fixed predetermined interest rates	$2,330	$35,678	$5,602	$43,610
Loans with variable or floating interest rates	31,738	5,062	24,704	61,504

Total Loans	$34,068	$40,740	$30,306	$105,114

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

The following table summarizes loan delinquency and other non-performing assets at the dates indicated.

	December 31,
	2008	2007	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—
Non-accrual loans	709	—	—	—

Total non-performing loans (1)	709	—	—	—
Other real estate owned	—	—	—	—

Total non-performing assets (2)	$709	$—	$—	$—

Non-performing loans as a percentage of total loans	0.41%	—	—	—

Non-performing assets as a percentage of total assets	0.33%	—	—	—
Ratio of allowance to non-performing loans at end of period	251%	—	—	—
Ratio of allowance to non-performing assets at end of period	251%	—	—	—
Allowance for loan losses as a percentage of total loans	1.03%	1.00%	1.26%	1.80%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.

(2)	Non-performing assets are comprised of non-performing loans and other real estate owned (assets acquired in foreclosure).
Asset quality remains acceptable compared to the industry’s averages. Non-accrual loans totaled $709 thousand at December 31, 2008 which represents 0.41% of total loans outstanding. The balance of non-accrual loans is the result of a single loan relationship which was categorized as impaired during the first quarter of 2008. The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in these loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the Allowance for Loan Losses section below for further information. There were no restructured loans or loans past due 90 days or more at December 31, 2008. The Bank’s total delinquency amount, comprised of loans past due 30 days or more and still accruing of $1.4 million plus the balance of non-accrual loans, totaled $2.1 million, or 1.22% of total loans outstanding as of December 31, 2008. As of December 31, 2007, 2006, or 2005, there were no charged-off loans, non-accrual loans, restructured loans, or loans past due 90 days or more.
Allowance for loan losses
The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated probable credit losses on existing loans that may become impaired. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Risks within the loan portfolio are analyzed on a continuous basis by First Priority Bank, by an external independent loan review function, and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

During 2007, First Priority adopted a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Bank is a relatively new banking organization with little operating history and relatively new credits; accordingly, at this time, a relatively larger portion of the allowance is unallocated to specific loans or loan categories.
Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs, which are loans judged to be impaired, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.
As of December 31, 2008, the Bank had one non-accrual loan relationship totaling $709 thousand, which represents 0.41% of total loans outstanding and 0.33% of total assets, and included a specific reserve within the allowance for loan losses of $70 thousand. Loans charged off during 2008 were $16 thousand, comprised of unpaid interest accrued in prior years for loans placed on non-accrual status during the current year, according to the Bank’s policy. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2008, interest accrued on non-accruing loans and not recognized as interest income totaled $61 thousand.
Based on the information available as of December 31, 2008, management believes that the allowance for loan losses of $1.78 million is adequate.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

				Period from
				May 25, 2005
				(date of
	For the year ended			inception) to
	December 31,			December 31,
	2008	2007	2006	2005
	(Dollars in thousands)

Balance at the beginning of period	$1,055	$634	$10	$—

Charge-offs:
Commercial	1	—	—	—
Commercial real estate	15	—	—	—

Net loans charged off	16	—	—	—

Acquired reserve in business combination	150	—	—	—
Provision charged to operations	588	421	632	2

Balance at end of period	$1,777	$1,055	$634	$2

Average loans (1)	$141,293	$74,149	$21,197	$10

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.01%	—	—	—
Allowance for loan losses as a percentage of total loans	1.03%	1.00%	1.26%	1.80%

(1)	Includes non-accrual loans.
The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	As of December 31,
	2008		2007		2006		2005
	(Dollars in thousands)
		Percent		Percent		Percent		Percent
		of total		of total		of total		of total
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)

Commercial	$572	28%	$94	32%	$106	28%	$—	—
Commercial Real Estate	263	29%	81	23%	156	25%	—	—
Residential Real Estate	179	23%	43	23%	18	18%	—	—
Consumer	70	20%	39	22%	85	29%	—	100%

Total Allocated	1,084	100%	257	100%	365	100%	—	100%

Unallocated	693		798		269		2

Total	$1,777		$1,055		$634		$2

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

Loan Concentrations
First Priority’s loans consist of credits to borrowers spread over a broad range of industrial classifications. First Priority’s largest concentration of loans is to lessors of residential buildings and dwellings. These loans totaled $23.6 million at December 31, 2008, or 13.7% of the total loans outstanding. These credits were subject to First Priority’s normal underwriting standards and did not present more than the normal amount of risk assumed by First Priority’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. First Priority has no other concentration of loans which exceeds 10% of total loans.
Deposits
First Priority’s primary source of funds for loans and investments is its deposits. First Priority attracts deposits by offering competitive interest rates on all deposit products. First Priority supplements deposits raised in the local market with brokered certificates of deposit. At December 31, 2008 and 2007, First Priority had $32.6 million and $9.1 million, respectively, in brokered certificates of deposits. The guidelines governing First Priority’s participation in brokered CD programs are included in its Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors.
The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the years ended December 31, 2008, 2007, and 2006.

	For the year ended
	December 31,
	2008		2007		2006
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand, non-interest bearing	$6,908		$4,023		$996

Demand, interest bearing	1,190	1.47%	858	2.29%	388	2.13%
Money market and savings deposits	37,258	3.01%	39,816	4.82%	17,442	4.86%
Time deposits	97,712	4.21%	44,091	5.28%	7,682	5.22%

Total interest-bearing deposits	136,160	3.86%	84,765	5.03%	25,512	4.93%

Total deposits	$143,068		$88,788		$26,508

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for First Priority’s loan portfolio and other interest-earning assets. First Priority’s core deposits were $138.4 million and $94.7 million as of December 31, 2008, and December 31, 2007, respectively.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2008, is as follows:

December 31,
2008
(Dollars in
thousands)
Three Months or Less	$7,452
Over Three Through Six Months	3,478
Over Six Through Twelve Months	11,077
Over Twelve Months	9,040

TOTAL	$31,047

Other Interest-Bearing Liabilities
Short-Term Borrowed Funds
The Company’s short-term borrowings generally consist of Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks. These borrowings generally represent overnight borrowings.
The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2008, 2007, and 2006. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month ended during each of the periods shown.

	At or for the years ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$—	$3,014	$4,968
Weighted average rate at year end	—	3.69%	5.34%
Maximum month end balance	$4,027	$6,492	$6,619
Average daily balance during the year	$68	$120	$281
Weighted average rate during the year	2.39%	5.42%	5.10%

Securities sold under agreements to repurchase:
Balance at year end	$290	$85	$6
Weighted average rate at year end	0.25%	3.75%	4.75%
Maximum month end balance	$5,020	$247	$51
Average daily balance during the year	$1,474	$65	$5
Weighted average rate during the year	1.46%	4.67%	4.75%

Other short-term borrowings:
Balance at year end	$12,888	$14,998	$17,991
Weighted average rate at year end	0.64%	5.50%	6.31%
Maximum month end balance	$14,463	$14,998	$29,989
Average daily balance during the year	$3,173	$90	$668
Weighted average rate during the year	0.96%	6.02%	6.31%

At December 31, 2007, First Priority used short-term borrowed funds to purchase $18.1 million of short-term U.S. Government securities as part of a tax-planning strategy to reduce the Pennsylvania bank shares tax.
As of December 31, 2008 and 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.
In addition, as of December 31, 2008, the Bank’s maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh (“FHLB”), calculated using a pre-determined formula based on outstanding balances of collateral eligible loans and investments, was $112 million. FHLB advances outstanding at this same date were $20.9 million. As a relatively new banking organization, however, the Bank is required to deliver physical collateral to support any borrowings from the FHLB. Based on margin requirements and the level of collateral available to satisfy delivery requirements, the Bank estimates its excess borrowing capacity with the FHLB to be approximately $50 million at December 31, 2008.
Long-Term Debt
Long-term debt at December 31, 2008 consisted of FHLB advances totaling $8.0 million with a weighted average interest rate of 4.08% and a weighted average life of 3.7 years. First Priority Bank became a member of FHLB in March 2008. The advances are collateralized by $1.7 million of restricted investments in FHLB bank stock, certain residential mortgage loans, and mortgage backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. The average balance outstanding of the FHLB borrowings was $4.7 million for the year ended December 31, 2008 with an average rate of 4.13%. The maximum month end balance of these borrowings during 2008 was $8.0 million.
As of December 31, 2007, long-term debt of $390 thousand consisted of convertible subordinated debentures (“Debentures”) issued in June and July 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the parent company. The Company’s directors and management were the purchasers of the Debentures. The Notes provided that the Debentures would automatically convert into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering, as defined by the Debenture. In addition, both payee and maker of the Debenture had the right to convert the Debentures into Common Stock after one year from issuance. Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of Debentures, including accrued interest to date, into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share.
The average balance outstanding of these Debentures was $228 thousand with an average rate of 5.30%, and $201 thousand with an average rate of 5.30%, for the years ended December 31, 2008 and 2007, respectively. The maximum month end balance of these debentures during 2007 was $403 thousand, which includes principal plus capitalized interest.

Capital Resources
During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million, as well as 421,500 warrants to purchase one share of common stock at a price of $12.50 which expire five years from the date of issuance. As of February 29, 2008, in connection with the acquisition of Prestige, an additional 976,137 shares of common stock, and warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, which expire in October of 2012, were issued resulting in additional equity of $7.4 million. Also, as described in the “Long-Term Debt” section above, effective August 1, 2008, 39,292 shares of common stock were issued in regards to the convertible debentures which the Company elected to convert, resulting in additional equity of $403 thousand.
The Pennsylvania Department of Banking, in issuing its charter to the Bank, required an allocation of its initial capital to an Expense Fund in the amount of $750 thousand to defray anticipated initial losses. Accordingly, $750 thousand of the Bank’s surplus is reserved for this purpose until the Bank becomes profitable.
Total shareholders’ equity amounted to $20.3 million and $15.3 million on December 31, 2008 and 2007, respectively. The increase of $5.0 million during 2008 resulted from the additional equity described above of $7.4 million due to the acquisition and $403 thousand from the convertible debt, offset by the net loss recorded of $3.4 million during the year. The net unrealized gain on securities available for sale, recorded to reflect the aggregate net change in the fair value of available for sale securities increased equity by $446 thousand during the year to $457 thousand at December 31, 2008.
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
First Priority Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses subject to certain limitations and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets which is known as the Tier 1 leverage ratio. In addition, The Federal Deposit Insurance Corporation required the Bank to maintain a ratio of Tier 1 leverage capital to total assets of at least 8% during the first three years of operation. As of November 2008, upon completion of the Bank’s initial three years of operations, the Bank’s Tier 1 leverage ratio requirement became 5% in order to be considered well capitalized as required under prompt corrective action provisions.
Under the capital guidelines, First Priority Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, First Priority Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” First Priority Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.
Brokered certificates of deposits, which are used by the Bank as a funding alternative, were $32.6 million, and $9.1 million, at December 31, 2008 and 2007, respectively. The FDIC places restrictions on banks in regards to issuing brokered deposits based on the bank’s level of capital. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.
First Priority was formed May 11, 2007 under an agreement of reorganization and merger which provided that First Priority Bank become a wholly-owned subsidiary of First Priority. The following table sets forth the Bank’s capital ratios for each of the three years ended December 31, 2008. For all periods, First Priority Bank was considered “well-capitalized” and First Priority met or exceeded its applicable regulatory requirements.

	To Be
	Considered	As of	As of	As of
	“Well-	December 31,	December 31,	December 31,
	Capitalized” (1)	2008 (2)	2007	2006

First Priority Bank:
Total risk-based capital	10.00%	12.56%	16.01%	31.20%
Tier 1 risk-based capital	6.00%	11.45%	14.98%	30.12%
Tier 1 leverage capital (1)	5.00%	8.93%	12.30%	24.08%

(1)
The Federal Deposit Insurance Corporation required the Bank to maintain a ratio of Tier 1 leverage capital to total assets of at least 8% during the first three years of operation. As of November 2008, upon completion of the Bank’s initial three years of operations, the Bank’s Tier 1 leverage ratio requirement became 5% in order to be considered well capitalized under prompt corrective action provisions.

(2)
Does not give effect to the incremental capital issued on February 20, 2009 pursuant to the TARP Capital Purchase Program totaling $4.6 million. See the “Recent Developments” section for more information.

First Priority is exempt from the risk-based capital guidelines as it qualifies for an exemption under the provisions of the “Small Bank Holding Company Policy Statement” of the Board of Governors of the Federal Reserve System which exempts holding companies with total assets of less than $500 million that meet certain eligibility criteria from the risk-based capital requirements.

The decrease in First Priority Bank’s capital ratios from December 31, 2007, to December 31, 2008, is primarily due to the growth of the balance sheet resulting in increased risk-weighted assets and average total assets at December 31, 2008.
At the close of business on February 29, 2008, First Priority consummated its acquisition of Prestige, as provided by the Agreement and Plan of Merger dated October 19, 2007. The acquisition resulted in incremental capital for First Priority, after merger costs and other adjustments, of $7.4 million, which was used for general corporate purposes of First Priority Bank, including, among other things, to provide additional capital to support asset growth and the expansion of First Priority Bank’s market presence.
Since their inception, neither First Priority nor First Priority Bank has paid cash dividends on its common stock. First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception recently enacted by the Pennsylvania Department of Banking which will allow the Bank to pay dividends related to the issuance of preferred stock under the Treasury’s TARP Capital Purchase Program. Since the Bank has not yet achieved profitability; however, as of December 31, 2008, neither First Priority nor the Bank have undivided profits from which to pay cash dividends to the common shareholders.
In addition, the Purchase Agreement that First Priority executed on February 20, 2009 as part of the TARP Capital Purchase Program requires consent from the Treasury for payment of any dividends on common stock until the third anniversary from the date of issuance of the Series A and Series B Preferred Stock to the Treasury, unless the Series A and Series B preferred stock is redeemed in whole. After the third anniversary and prior to the tenth anniversary, the Treasury’s consent shall be required for any increase in aggregate of common dividends per share greater than 3% per annum.
Return on Average Equity and Assets
The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the three years ended December 31, 2008 and for the period from May 25, 2005 (date of inception) to December 31, 2005.

				At or for the
				period from
				May 25, 2005
				(date of
	At or for the years ended			inception) to
	December 31,			December 31,
	2008	2007	2006	2005

Return on average assets	-1.92%	-2.23%	-5.21%	-34.60%
Return on average equity	-16.87%	-14.40%	-12.89%	-35.99%
Average equity to average assets ratio	11.40%	15.46%	40.45%	96.13%

The ratios shown above reflect the results of First Priority during its initial years of operation. If First Priority reduces its reported net operating loss and moves closer to profitability, these ratios will become a more meaningful way to measure performance. During the periods stated, First Priority has experienced growth of its balance sheet, primarily due to the increase in the loan portfolio. The Company obtained an increase in its equity position through shares issued in the Prestige acquisition and due to the convertible debt, with a reduction in equity due to the current net loss position.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis and collateral is obtained, if necessary, based on the credit evaluation of the borrower. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
As of December 31, 2008, 2007 and 2006, First Priority had issued commitments to extend credit of $36.6 million, $26.1 million, and $17.4 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority is at variable rates of interest. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, as of December 31, 2008, the Bank pledged investment securities with a market value of $252 thousand as collateral with a correspondent bank for a $199 thousand letter of credit issued on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of deposits.

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
As an integral part of its balance sheet management strategy, the Bank’s goal has been to establish off-balance sheet overnight borrowing facilities with correspondent banks to meet the short-term liquidity needs of its ongoing banking operations. This off-balance sheet borrowing capacity provides immediate availability for short-term funding requirements, and therefore, serves the same purpose as excess funding actually held on the balance sheet of the Company as overnight investments; however, does not typically have the same negative impact on current earnings due to the higher cost of obtaining those funds.
As of December 31, 2008, the Bank’s maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh (“FHLB”), calculated using a pre-determined formula based on outstanding balances of collateral eligible loans and investments, was $112 million. FHLB advances outstanding at this same date were $20.9 million. As a relatively new banking organization, however, the Bank is required to deliver physical collateral to support any borrowings from the FHLB. Based on margin requirements and the level of collateral available to satisfy delivery requirements, the Bank estimates its excess borrowing capacity with the FHLB to be approximately $50 million at December 31, 2008.
First Priority also maintains certain additional short-term borrowing facilities that can also be accessed for incremental funding. As of each of the three years ended December 31, 2008 the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of Company investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would be secured by a pledge of Company investment assets. All secured facilities are available for short-term limited purpose usage.

As of December 31, 2008 and 2007, First Priority’s on balance sheet liquid assets, consisting of cash and due from banks, interest bearing deposits of other banks, Federal funds sold and unencumbered short-term Federal agency discount notes, totaled $1.5 million, and $19.7 million, respectively, representing 0.7% and 13.07% of total assets.
Interest Rate Sensitivity
The primary objective of asset liability management is to optimize net interest income over time while maintaining a balance sheet mix that is prudent with respect to liquidity, capital adequacy and interest rate risk. Interest rate risk addresses the potential adverse impact of interest rates movements on First Priority’s net interest income.
Market risk is the risk of loss from adverse changes in market prices and rates that principally arise from interest rate risk inherent in First Priority’s lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of First Priority’s business. First Priority actively monitors and manages its interest rate risk exposure.
One tool used to monitor interest rate risk is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between interest earning assets and interest bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, or replacing an asset or liability at maturity. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. First Priority generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when First Priority is liability-sensitive.
As of December 31, 2008, First Priority was liability sensitive over a one-year time frame. However, gap analysis is not a precise indicator of the interest sensitivity position. This analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, assumptions are made concerning the repricing characteristics of deposit products with no contractual maturities. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.
It is the responsibility of the board of directors and senior management to understand and control the interest rate risk exposures assumed by First Priority. The board has delegated authority to the asset liability management committee (“ALCO”) for the development of ALCO policies and for the management of the asset liability management function. The ALCO committee is comprised of senior management representing all primary functions of First Priority and meets monthly, or more frequently as needed. The ALCO has the responsibility for maintaining a level of interest rate risk exposures within board approved limits.

The following table sets forth information regarding First Priority’s interest rate sensitivity as of December 31, 2008, for each of the time intervals indicated. The information in the table may not be indicative of First Priority’s interest rate sensitivity position at other points in time. In addition, management makes assumptions concerning the repricing characteristics of deposit products with no contractual maturities and the maturity distribution indicated in the table may differ from the contractual maturities of interest-earning assets due to consideration of prepayment speeds under various interest rate change scenarios in the application of interest rate sensitivity methods described above.
Interest Rate Sensitivity Report
As of December 31, 2008
(Dollars in thousands)

	1-90	91-365	1-5	5 years
	days	days	years	and over	Total
Interest-Sensitive Assets
Federal funds sold and deposits in banks	$103	$—	$—	$—	$103
Loans receivable	69,660	12,257	52,053	37,765	171,735
Investment securities available for sale	14,176	9,579	11,634	2,370	37,759

Total Interest Earning Assets	$83,939	$21,836	$63,687	$40,135	$209,597

Cumulative Total	$83,939	$105,775	$169,462	$209,597

Interest-Sensitive Liabilities
Interest-bearing demand	$823	$823	$274	$823	$2,743
Savings accounts	56	56	19	56	187
Money market accounts	14,300	5,363	7,150	8,938	35,751
Time deposits	28,206	58,013	34,423	—	120,642
Borrowed funds	13,178	—	8,000	—	21,178

Total	$56,563	$64,255	$49,866	$9,817	$180,501

Cumulative Total	$56,563	$120,818	$170,684	$180,501

Gap	$27,376	$(42,419)	$13,821	$30,318

Cumulative gap	$27,376	$(15,043)	$(1,222)	$29,096

Interest-sensitive assets/interest-sensitive liabilities (cumulative)	1.5	0.9	1.0	1.2

Cumulative Gap/total earning assets	13.1%	-7.2%	-0.6%	13.9%
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

Obligations under non-cancelable operating lease agreements are payable over several years with the longest obligation expiring in 2027. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact the Company’s financial condition or results of operations in an adverse way.
The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2008.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through 2	through 3	through 5	Over 5
	Year	Years	Years	Years	Years	Total
	(Dollars in thousands)

Time deposits	$86,219	$10,220	$16,447	$7,756	$—	$120,642
Operating lease obligations	507	525	525	1,050	3,125	5,732
Long-term debt	—	—	—	8,000	—	8,000
Short-term borrowings	13,178	—	—	—	—	13,178
Accrued interest payable	1,020	—	—	—	—	1,020

Total	$100,924	$10,745	$16,972	$16,806	$3,125	$148,572

Recent Developments
De-registration as Public Company
On January 30, 2009, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”), “Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934 or Suspension of Duty to File Reports under Section 13 and 15(D) of the Securities and Exchange Act of 1934,” whereby First Priority Financial Corp. de-registered as a public filer and, therefore, eliminates ongoing future requirements to file reports with the SEC, on a prospective basis. This election is allowed by the SEC for a public company who became a public filer due to filing a registration statement to issue incremental shares if the Company’s total number of shareholders of record is less than 300 shareholders at the end of the year in which the registration statement was initially filed.
Issuance of Preferred Stock and Warrant — TARP Capital Purchase Program
On February 20, 2009, First Priority entered into a Letter Agreement with the Treasury (the “Purchase Agreement”) as part of the Treasury’s TARP Capital Purchase Program, pursuant to which the Company issued and sold, and the Treasury agreed to purchase, (i) 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100.00 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant) to purchase, on a net basis, up to 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), with an exercise price of $100.00 per share, for an aggregate purchase price of $4.6 million in cash.

The Company entered into a side letter agreement with Treasury, dated February 20, 2009, which, among other things, clarified that to the extent the terms of any of the Purchase Agreement, the Warrant or the terms of the Series A Preferred Stock or the Series B Preferred Stock are inconsistent with the ARRA, as it may be amended from time to time, or any rule or regulation promulgated thereunder, the ARRA and such rules and regulations shall control. On February 20, 2009, the Treasury immediately exercised the Warrant, on a cashless basis, which resulted in the issuance of the 229 shares of the Series B Preferred Stock.
The transaction, which closed on February 20, 2009, resulted in additional Tier 1 Capital of $4.6 million. Participation in the TARP Capital Purchase Program is voluntary and benefits the Company based on the following:
•	The incremental $4.6 million in capital immediately strengthens the Bank’s capital position and will support approximately $50 million of additional lending capacity.
•
The cost of the capital, which carries a blended dividend rate of 5.45%, or a weighted average total cost of capital of 6.45% (assuming a five year amortization period for the warrant preferred), is very favorable compared to traditional market costs of similar instruments.

•
The TARP capital is available at a time when there is limited or no availability of capital on the open market and provides additional capital to support the continued growth of the Company’s balance sheet.

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. Both Series A and B Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up.
The Company may redeem the Series A Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends at any time as permitted by the ARRA and the rules and regulations promulgated thereunder. The Series B Preferred Stock may not be redeemed until all of the Series A Preferred Stock has been redeemed.
The Purchase Agreement, pursuant to which the preferred shares were sold, contains limitations on the payment of dividends on the common stock and on the Company’s ability to repurchase its common stock, and subjects the Company to certain of the executive compensation limitations included in EESA. As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Plan and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity securities of the Company acquired through the TARP Capital Purchase Plan. The Company has also effected changes to its Benefits Plans as may be necessary to comply with the executive compensation provisions of EESA. These restrictions will cease when the Treasury ceases to own any debt or preferred securities of the Company acquired pursuant to the Purchase Agreement.

The description of the Purchase Agreement contained or incorporated herein is a summary and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement attached as an exhibit hereto and incorporated herein by reference.
FDIC Adopts DIF Restoration Plan; Imposes Additional Emergency Assessment
On February 27, 2009, the Board of Directors of the FDIC adopted an interim (proposed) rule to impose an emergency one-time special assessment on all banks at a proposed rate of 20 basis points to restore the Deposit Insurance Fund (the “DIF”) to an acceptable level. Comments on the interim rule are due 30 days from date of issuance. This special assessment is in addition to a previously planned increase in premiums. In addition, the FDIC approved a DIF restoration plan which will further increase base assessment rates for banks in all risk categories beginning April 1, 2009, and adjusts premiums for new factors, including use of brokered deposits by “fast growing” banks and secured liabilities, including Federal Home Loan Bank advances. The potential incremental cost of the proposed special assessment combined with ongoing assessment rate increases, will exceed $400 thousand for First Priority Bank in 2009, based on deposit liabilities reported as of December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
First Priority is a smaller reporting company and therefore is not required to provide the information required by this item. However, First Priority has voluntarily provided the following disclosures concerning market risk.
Risk identification and management are essential elements for the successful management of First Priority. In the normal course of business, First Priority is subject to various types of risk, including interest rate, credit, and liquidity risk. First Priority controls and monitors these risks with policies, procedures, and various levels of managerial and board oversight. First Priority’s objective is to optimize profitability while managing and controlling risk within board approved policy limits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the magnitude, direction, and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets and liabilities. First Priority uses its asset liability management policy to control and manage interest rate risk.
Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as, the obligations to depositors and debt holders. First Priority uses its asset liability management policy and contingency funding plan to control and manage liquidity risk.
Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. First Priority’s primary credit risk occurs in the loan portfolio. First Priority uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. First Priority’s investment policy strictly limits the amount of credit risk that may be assumed in the investment portfolio. First Priority’s principal financial market risks are liquidity risks and exposures to interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
First Priority Financial Corp.
Malvern, Pennsylvania
We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. and its subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ BEARD MILLER COMPANY LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 20, 2009

First Priority Financial Corp.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	December 31,
	2008	2007

Assets
Cash and due from banks	$1,410	$943
Federal funds sold and securities purchased under agreements to resell	77	—
Interest bearing deposits in banks	26	—

Total cash and cash equivalents	1,513	943

Securities available for sale (amortized cost: $37,302 and $45,015, respectively)	37,759	45,026

Loans receivable	171,735	105,207
Less: allowance for loan losses	1,777	1,055

Net Loans	169,958	104,152

Restricted investments in bank stocks	1,737	50
Premises and equipment, net	1,311	574
Accrued interest receivable	815	545
Goodwill	1,194	—
Other assets	370	321

Total Assets	$214,657	$151,611

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$10,136	$6,846
Interest-bearing	159,323	109,458

Total Deposits	169,459	116,304

Short-term borrowings	13,178	18,097
Long-term debt	8,000	390
Accrued interest payable	1,020	858
Other liabilities	2,699	642

Total Liabilities	194,356	136,291

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000 shares; no shares issued or outstanding	—	—
Common stock, $1 par value; authorized 10,000 shares; 3,123 and 2,108 shares issued and outstanding, respectively	3,123	2,108
Surplus	25,856	18,982
Accumulated deficit	(9,135)	(5,781)
Accumulated other comprehensive income	457	11

Total Shareholders’ Equity	20,301	15,320

Total Liabilities and Shareholders’ Equity	$214,657	$151,611

See notes to consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Income
(In thousands, except per share data)

	For the year ended
	December 31,
	2008	2007	2006
Interest Income
Loans receivable, including fees	$8,408	$5,471	$1,576
Securities — taxable	837	496	544
Interest bearing deposits and other	10	2	2
Federal funds sold and securities purchased under agreements to resell	233	1,097	671

Total Interest Income	9,488	7,066	2,793

Interest Expense
Deposits	5,251	4,267	1,257
Short-term borrowings	54	15	57
Other	205	11	—

Total Interest Expense	5,510	4,293	1,314

Net Interest Income	3,978	2,773	1,479

Provision for Loan Losses	588	421	632

Net Interest Income after Provision for Loan Losses	3,390	2,352	847

Non-Interest Income
Wealth management fee income	251	213	244
Other	120	52	34

Total Non-Interest Income	371	265	278

Non-Interest Expenses
Salaries and employee benefits	4,754	3,242	2,424
Occupancy and equipment	711	412	334
Data processing equipment and operations	346	233	162
Professional fees	395	527	222
Marketing, advertising, and business development	193	128	204
FDIC insurance assessments	116	65	1
Capital stock tax expense	89	46	7
Merger integration costs	72	—	—
Other	439	340	207

Total Non-Interest Expenses	7,115	4,993	3,561

Net Loss	$(3,354)	$(2,376)	$(2,436)

Loss per share
Basic and diluted	$(1.14)	$(1.13)	$(1.16)

Weighted average shares outstanding
Basic and diluted	2,940	2,108	2,108

See notes to consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

				Accumulated
				Other
	Common		Accumulated	Comprehensive
	Stock	Surplus	Deficit	Income	Total

Balance — December 31, 2005	$2,108	$18,911	$(969)	$—	$20,050
Comprehensive loss:
Net loss	—	—	(2,436)	—	(2,436)
Net unrealized holding gain on available for sale securities arising during the period	—	—	—	1	1

Total Comprehensive Loss					(2,435)

Stock options expense	—	23	—	—	23

Balance — December 31, 2006	2,108	18,934	(3,405)	1	17,638

Comprehensive loss:
Net loss	—	—	(2,376)	—	(2,376)
Net unrealized holding gain on available for sale securities arising during the period	—	—	—	10	10

Total Comprehensive Loss					(2,366)

Stock options expense	—	48	—	—	48

Balance — December 31, 2007	2,108	18,982	(5,781)	11	15,320

Issuance of common stock for acquisition of Prestige Community Bank (976,137 shares)	976	6,415	—	—	7,391
Issuance of common stock for conversion of subordinated debentures (39,292 shares)	39	364	—	—	403

Comprehensive loss:
Net loss	—	—	(3,354)	—	(3,354)
Net unrealized holding gain on available for sale securities arising during the period	—	—	—	446	446

Total Comprehensive Loss					(2,908)

Stock options expense	—	95	—	—	95

Balance — December 31, 2008	$3,123	$25,856	$(9,135)	$457	$20,301

See notes to consolidated financial statements.

First Priority Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended
	December 31,
	2008	2007	2006

Cash Flows from Operating Activities

Net loss	$(3,354)	$(2,376)	$(2,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	588	421	632
Depreciation and amortization	223	123	84
Net (accretion) and amortization of securities (discounts) and premiums	1	(143)	(272)
Stock based compensation expense	95	48	23
Increase in accrued interest receivable	(270)	(225)	(320)
(Increase) decrease in other assets	1	(134)	(58)
Increase in accrued interest payable	128	576	279
Increase (decrease) in other liabilities	(777)	195	(5)
Other	13	10	—

Net Cash Used in Operating Activities	(3,352)	(1,505)	(2,073)

Cash Flows from Investing Activities

Net increase in loans	(60,698)	(54,784)	(50,313)
Purchases of securities available for sale	(82,773)	(151,879)	(268,234)
Purchase of restricted stock	(1,687)	—	—
Proceeds from maturities of securities available for sale	92,486	160,000	245,500
Purchases of premises and equipment	(153)	(273)	(80)
Net cash received from acquisition	21,844	—	—

Net Cash Used in Investing Activities	(30,981)	(46,936)	(73,127)

Cash Flows from Financing Activities

Net increase in deposits	32,305	51,888	63,628
Net (decrease) increase in short-term borrowings	(5,402)	(4,868)	13,418
Proceeds from the issuance of long-term debt	8,000	380	—

Net Cash Provided by Financing Activities	34,903	47,400	77,046

Net Increase (Decrease) in Cash and Cash Equivalents	570	(1,041)	1,846

Cash and Cash Equivalents — Beginning	943	1,984	138

Cash and Cash Equivalents — Ending	$1,513	$943	$1,984

Supplementary Disclosures of Cash Flows Information

Noncash activity:
Trade date accounting for investment securities purchases	$2,000	$—	$—
Conversion of subordinated debentures to common stock	$403	$—	$—

Cash paid during year for interest on deposits and borrowings	$5,485	$3,717	$1,035
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Organization and Nature of Operations
First Priority Financial Corp.
First Priority Financial Corp. (“First Priority”, the “Company”) was formed May 11, 2007. On February 20, 2007, First Priority Bank’s Board of Directors approved an agreement of reorganization and merger, dated as of February 20, 2007 which was subsequently approved by regulators and the shareholders of First Priority Bank (the “Bank”) at the Bank’s annual meeting on April 17, 2007. The reorganization agreement provided that the Bank become a wholly-owned subsidiary of the Company, a Pennsylvania corporation formed by the Bank for the purpose of becoming a holding company for the Bank, and as such, the Company is subject to the rules and regulations of the Federal Reserve Board. Accordingly, the financial information relating to the periods prior to May 11, 2007 are reported under the name of First Priority Financial Corp.
Under the reorganization agreement, each outstanding share of the Bank’s common stock and warrant to acquire the Bank’s common stock was converted into one share of the Company’s common stock and one warrant to acquire the Company’s common stock. The former holders of the Bank’s common stock and warrants became the holders of all of the outstanding shares and warrants of the holding company common stock. Following the reorganization, the Bank continued its operations at the same location, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the reorganization. The Company’s assets consist principally of its investment in the Bank and the primary activities are conducted through the Bank.
The Company’s revenue is dependent primarily on net interest income, which is the difference between the interest income earned on loans, investments, and other earning assets and the interest paid on deposits and other interest bearing liabilities. Total revenue is also affected by non-interest income which is primarily derived from asset management related fees, service charges and other fees.
The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

Note 1 — Summary of Significant Accounting Policies (continued)
First Priority Bank
The Bank was incorporated on May 25, 2005 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania chartered, FDIC insured bank. The Bank commenced operations on November 14, 2005 and is a full service commercial bank providing personal and business lending, deposit products and wealth management services. As a state chartered bank, the Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Bank serves customers in southeastern Pennsylvania.
In March 2007, the Bank opened its second full-service office which is located in Wyomissing, Pennsylvania serving customers in the Berks County market.
Effective February 29, 2008, the Company completed its acquisition of Prestige Community Bank (“Prestige”), a de novo bank headquartered in Newtown, Bucks County, Pennsylvania, with offices in Newtown and Pipersville, Pennsylvania. The acquisition has been accounted for using the purchase method of accounting which requires that the financial statements include activity of Prestige beginning March 1, 2008. See Note 2 of the Notes to Consolidated Financial Statements for more information on the acquisition.
On November 7, 2008, First Priority Bank signed an operating lease to open a full-service office located in Blue Bell, Pennsylvania. The Bank intends to open this office during the first quarter of 2009, serving customers in Montgomery County, Pennsylvania.
Basis of Presentation
The accompanying consolidated financial statements for the years ended December 31, 2008 and 2007, consist of the Bank’s financial statements prior to the formation of the Company on May 11, 2007. The consolidated balance sheets and related statements of income of the Company are substantially the same as the balance sheets and statements of income of the Bank. The consolidated results of operations and financial condition presented for those periods after the date of reorganization, May 11, 2007, include consolidated financial results for the Company which includes the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 1 — Summary of Significant Accounting Policies (continued)
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, impairment of restricted stock and the valuation of deferred tax assets.
Significant Group Concentrations of Credit Risk
Most of the Company’s activities are anticipated to be with customers located within the western and northwestern suburbs surrounding Philadelphia. Note 4 of the Notes to Consolidated Financial Statements discusses the types of securities that the Company currently invests in. Note 5 of the Notes to Consolidated Financial Statements discusses the types of lending that the Company engages in. Although the Company intends to have a diversified loan portfolio, its debtors’ ability to honor their contracts will be influenced by the region’s economy. The Company does not have any significant concentrations to any one customer; Note 5 of the Notes to Consolidated Financial Statements discusses lending concentrations to any one particular industry.
The Company’s investment portfolio consists principally of obligations of the United States and its agencies. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places deposits in correspondent accounts and sells Federal funds to qualified financial institutions. Management believes credit risk associated with correspondent accounts and with Federal funds sold is not significant. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.
Presentation of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and short-term money market securities. Generally, Federal funds are purchased or sold for one day periods. Short-term investments are generally purchased with a maturity date of less than three months.
Securities
The Company accounts for securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Available for sale securities are carried at fair value.

Note 1 — Summary of Significant Accounting Policies (continued)
Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.
Unrealized gains and losses are reported as increases or decreases in other comprehensive income as a component of shareholders’ equity. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the term of each security.
Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. At December 31, 2008 and 2007, the Company had no securities classified as held to maturity.
The Company follows Financial Accounting Standards Board (“FASB”) FSP FAS Nos. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether the impairment is other than temporary, and on measuring such impairment loss. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Restricted Investments in Bank Stocks
Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consists of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
Management evaluates the restricted stock for impairment in accordance with Statement of Position (“SOP”) 01-06, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

Note 1 — Summary of Significant Accounting Policies (continued)
The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2008.
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company will generally amortize these amounts over the contractual life of the loan.
The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.
Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Residential Mortgage Loans Held for Sale
Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. The Company obtains commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses are recognized when the loans are sold. The Company receives origination fees from the secondary market investors. At December 31, 2008 and 2007, there were no residential mortgage loans held for sale.

Note 1 — Summary of Significant Accounting Policies (continued)
Loan Fees
Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.
Allowance for Loan Losses
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
The allowance will consist of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. As the Bank is a relatively new banking organization with little operating history and relatively new credits, a relatively larger portion of the allowance is unallocated to specific loans or loan categories.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Note 1 — Summary of Significant Accounting Policies (continued)
The Company accounts for impaired loans under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Impairment is measured on a loan by loan basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and home equity loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
Transfers of Financial Assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Earnings Per Share
The Company follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Note 1 — Summary of Significant Accounting Policies (continued)
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings. The balance of goodwill at December 31, 2008 is $1.19 million, all of which resulted from the acquisition of Prestige effective February 29, 2008, as described in Note 2 below.
Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred.
Income Taxes
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
Stock Options
Prior to January 1, 2006, stock options awarded under the Company’s stock compensation program were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation.” No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income for options granted on, or prior to, December 31, 2005, as all options granted under the program had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment.” Statement No. 123(R) replaces Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

Note 1 — Summary of Significant Accounting Policies (continued)
Statement No. 123(R) requires that companies that utilized the minimum value method under Statement No. 123 adopt the new fair value accounting prospectively for new or modified grants on or after January 1, 2006. Prospective adoption means that awards granted in earlier fiscal years continue to be accounted for using the existing accounting, typically APB Opinion No. 25. For the years ended December 31, 2008, 2007 and 2006, there were stock options granted and the related compensation expense of $95 thousand, $48 thousand and $23 thousand, respectively, is included in salaries and employee benefits in the accompanying consolidated statements of income. There was no tax benefit recognized related to this stock-based compensation. Therefore, as a result of adopting Statement No. 123(R), the Company’s net loss for the years ended December 31, 2008, 2007 and 2006 was $95 thousand, $48 thousand and $23 thousand, respectively, higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Comprehensive Income
GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
Accumulated other comprehensive income as of December 31, 2008 and 2007 of $457 thousand and $11 thousand, respectively, consisted solely of net unrealized holding gains on available for sale securities.
Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.
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

Note 1 — Summary of Significant Accounting Policies (continued)
FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.
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

Note 1 — Summary of Significant Accounting Policies (continued)
FASB Staff Position (FSP) 157-3
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 (SFAS 157), “Fair Value Measurements,” in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.
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

Note 1 — Summary of Significant Accounting Policies (continued)
International Financial Reporting Standards
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
Note 2 — Acquisition of Prestige Community Bank
Effective at the close of business on February 29, 2008, First Priority completed its acquisition of Prestige, a de novo bank headquartered in Newtown, Bucks County, Pennsylvania. Prestige, with $28.9 million in total assets, $5.8 million in loans and $20.8 million in deposits as of February 29, 2008, merged into the Bank. The acquisition expanded the Bank’s branch network into Bucks County, Pennsylvania, with offices in Newtown and Pipersville.
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
The acquisition was consummated pursuant to the Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority, First Priority Bank, and Prestige (the “Purchase Agreement”). Under the Purchase Agreement, the Company acquired 100% of the outstanding shares of Prestige which was merged with and into the Bank, the wholly owned subsidiary of the Company. Prestige shareholders received one share of common stock and one warrant to acquire a share of First Priority for each share of common stock and each warrant to acquire a share of Prestige outstanding immediately prior to the closing of the transaction. In the merger transaction, First Priority issued 976,137 shares of common stock, and warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, which expire in October of 2012.
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

The following pro forma combined results of operations for the year ended December 31, 2008, give effect to the acquisition as if the merger had been completed on January 1, 2008. The pro forma results show the combination of Prestige’s results into First Priority’s consolidated statement of income. While adjustments have been made for the estimated effect of purchase accounting, the pro forma results do not reflect the actual results that the combined company would have achieved had the combination occurred at the beginning of the period. Since Prestige did not open for business until October, 2007, there are no pro forma results presented for the years ended December 31, 2007 and 2006.

Unaudited
Pro Forma
Year ended
December 31, 2008
(Dollars in thousands,
except per share data)

Total revenue	$4,340
Net loss	(3,950)
Basic and diluted loss per share	(1.27)

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
Goodwill of $1.19 million was recorded in connection with the acquisition of Prestige. The Company currently has one reporting segment, banking, which is used to evaluate potential impairment of goodwill.
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

The fair value of certain assets (fixed rate loans) and certain liabilities (fixed rate time deposits) was determined using a discounted cash flow analysis and applying a discount rate which uses assumptions that marketplace participants would use in estimating fair values. In other instances, the Company assumed that the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. Since Prestige was a de novo banking operation which, at time of merger, had been open for only four and one-half months, it was assumed that there was no core deposit intangible related to the acquisition due to the limited time of existence and the limited “stability” of the deposit base of Prestige. The Company determined that there were no other categories of identifiable intangible assets arising from the Prestige acquisition. The Company also determined that there were no material purchase accounting adjustments needed with respect to SOP 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”
Note 3 — Restrictions on Cash and Due From Banks
As of December 31, 2008 and 2007, the Company did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank) to satisfy federal regulatory requirements.

Note 4 — Securities Available for Sale
The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$21,000	$94	$—	$21,094
Mortgage-backed securities	15,302	400	—	15,702
Other securities	1,000	—	(37)	963

Total investment securities available for sale	$37,302	$494	$(37)	$37,759

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$40,995	$3	$—	$40,998
Mortgage-backed securities	4,020	8	—	4,028

Total investment securities available for sale	$45,015	$11	$—	$45,026

There were no individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2008 and 2007.
Securities with a carrying value of $22.2 million and $16.4 million at December 31, 2008 and 2007, respectively, were pledged to secure repurchase agreements, secured borrowings, and a letter of credit.
The amortized cost and fair value of securities as of December 31, 2008 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2008
	Available for Sale Securities
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
Due within one year	$15,000	$15,026
Due after one year through five years	7,000	7,031

	22,000	22,057

Mortgage-backed securities	15,302	15,702

Total	$37,302	$37,759

Note 5 — Loans Receivable
Loans receivable consist of the following at December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Commercial	$47,729	$33,506
Commercial real estate	49,302	24,590
Residential real estate	39,460	23,708
Home equity lines of credit	15,220	10,419
Consumer	20,007	12,891

Total Loans	171,718	105,114

Allowance for loan losses	(1,777)	(1,055)
Net deferred loan costs	17	93

Net Loans	$169,958	$104,152

Approximately 68% of total loans were variable or adjustable interest rate loans at December 31, 2008 with the remaining 32% comprised of loans with fixed predetermined interest rates.
The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentration of loans is to lessors of residential buildings and dwellings. These loans totaled $23.6 million at December 31, 2008, or 13.7% of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.
Note 6 — Transactions with Executive Officers, Directors and Principal Shareholders
The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve more than the normal risk of collectibility.

Note 6 — Transactions with Executive Officers, Directors and Principal Shareholders (continued)
Activity of these loans is as follows:

	For the year ended
	December 31,
	2008	2007
	(Dollars in thousands)
Balance , beginning of period	$633	$494
New loans (1)	5,830	176
Repayments and other reductions	(2,396)	(37)

Balance, December 31	$4,067	$633

(1)	Included as a component of new loans is $3.5 million related to new directors from the acquisition of Prestige and the addition of a new executive officer.
Deposits of related parties totaled $7.9 million and $4.6 million at December 31, 2008 and 2007, respectively.
Note 7 — Allowance for Loan Losses
Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$1,055	$634	$2
Provision for loan losses	588	421	632
Reserve from Prestige Community Bank acquisition	150	—	—
Loans charged off	(16)	—	—

Balance, end of year	$1,777	$1,055	$634

As of December 31, 2008, the Company had one non-accrual and impaired loan relationship which totaled $709 thousand, and included a specific reserve within the allowance for loan losses of $70 thousand. There were no restructured loans or loans past due 90 days or more at December 31, 2008. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2008, interest accrued on non-accruing loans and not recognized as interest income totaled $61 thousand.
As of December 31, 2007 and 2006, there were no restructured loans, non-accrual loans or loans past due 90 days or more.

Note 8 — Premises and Equipment
The components of premises and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Leasehold improvements	$887	$249
Furniture, fixtures and equipment	619	319
Automobile	21	21
Computer equipment and data processing software	256	203

	1,783	792
Accumulated depreciation	(472)	(218)

	$1,311	$574

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $223 thousand, $123 thousand and $84 thousand, respectively.
Note 9 — Deposits
The components of deposits at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Demand, non-interest bearing	$10,136	$6,846
Demand, interest-bearing	2,743	1,485
Money market and savings accounts	35,938	45,403
Time, $100,000 and over	31,047	21,627
Time, other	89,595	40,943

	$169,459	$116,304

Included in time, other at December 31, 2008 and 2007 are brokered deposits of $32.6 million, and $9.1 million, respectively.
At December 31, 2008, the scheduled maturities of time deposits are as follows:

2008
(Dollars in thousands)
2009	$86,219
2010	10,220
2011	16,447
2012	3,571
2013	4,185

$120,642

Note 10 — Short-Term Borrowings
At December 31, 2008 and 2007, the Company had total short-term borrowings of $13.2 million and $18.1 million, respectively. The Company’s short-term borrowings generally consist of Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks. These borrowings generally represent overnight borrowings.
As of December 31, 2008 and 2007, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets. As of December 31, 2007, the Company also had a borrowing facility for $20 million which would also be secured by a pledge of the Company’s investment assets. All secured facilities are available for short-term limited purpose usage.
In addition, as of December 31, 2008, the Bank’s maximum borrowing capacity with the Federal Home Loan Bank of Pittsburgh (“FHLB”), calculated using a pre-determined formula based on outstanding balances of collateral eligible loans and investments, was $112 million. FHLB advances outstanding at this same date were $20.9 million. As a relatively new banking organization, however, the Bank is required to deliver physical collateral to support any borrowings from the FHLB. Based on margin requirements and the level of collateral available to satisfy delivery requirements, the Bank estimates its excess borrowing capacity with the FHLB to be approximately $50 million at December 31, 2008.
Short-term borrowings outstanding as of December 31, 2008 consisted of $12.9 million of secured overnight borrowings with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and $0.3 million outstanding under customer repurchase agreements. Investment securities pledged as collateral to secure these borrowings totaled $13.9 million. At December 31, 2007, short-term borrowings consisted of $2.0 million of unsecured borrowings and $16.0 million of secured borrowings under lines of credit with correspondent banks, secured by collateral pledged of $16.3 million, and $0.1 million outstanding under customer repurchase agreements.

Note 10 — Short-Term Borrowings (continued)
A summary of short-term borrowings at or for the years ended December 31, 2008, 2007, and 2006 follows:

	At or for the years ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$—	$3,014	$4,968
Weighted average rate at year end	—	3.69%	5.34%
Maximum month end balance	$4,027	$6,492	$6,619
Average daily balance during the year	$68	$120	$281
Weighted average rate during the year	2.39%	5.42%	5.10%

Securities sold under agreements to repurchase:
Balance at year end	$290	$85	$6
Weighted average rate at year end	0.25%	3.75%	4.75%
Maximum month end balance	$5,020	$247	$51
Average daily balance during the year	$1,474	$65	$5
Weighted average rate during the year	1.46%	4.67%	4.75%

Other short-term borrowings:
Balance at year end	$12,888	$14,998	$17,991
Weighted average rate at year end	0.64%	5.50%	6.31%
Maximum month end balance	$14,463	$14,998	$29,989
Average daily balance during the year	$3,173	$90	$668
Weighted average rate during the year	0.96%	6.02%	6.31%
The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month ended during each of the periods shown.
Note 11 — Long-Term Debt
Long-term debt, consisting of FHLB advances, totaled $8.0 million at December 31, 2008 with a weighted average interest rate of 4.08%. First Priority Bank became a member of FHLB in March 2008. Advances are collateralized by $1.7 million of restricted investments in FHLB bank stock, certain residential mortgage loans, and mortgage backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Investment securities pledged as collateral to secure these borrowings totaled $8.4 million at December 31, 2008.

Note 11 — Long-Term Debt (continued)
At December 31, 2008, scheduled maturities of long-term borrowings with the FHLB are as follows:

		Weighted
	Balance	Average Rate
	(Dollars in thousands)

2012	$6,000	4.09%
2013	2,000	4.05%

	$8,000	4.08%

As of December 31, 2007, long-term debt of $390 thousand consisted of convertible subordinated debentures (“Debentures”) issued in June and July 2007. The Company issued the 5.30% debentures due June 21, 2012, to provide operating capital within the bank holding company. The Company’s directors and management were the purchasers of the Debentures. The Notes provided that the Debentures would automatically convert into shares of the Company’s common stock, $1.00 par value per share (“Common Stock”), immediately prior to the consummation of a Qualified Offering, as defined by the Debenture. In addition, both payee and maker of the Debenture had the right to convert the Debentures into Common Stock after one year from issuance. Effective August 1, 2008, the Company elected to convert the $403 thousand outstanding balance of Debentures, including capitalized interest, into 39,292 shares of the Company’s Common Stock, based on the conversion price of $10.25 per share.
Note 12 — Lease Commitments
Pursuant to the terms of lease agreements in effect at December 31, 2008, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Minimum
Lease
Payments
(Dollars in thousands)
2009	$507
2010	525
2011	525
2012	525
2013	525
Thereafter	3,125

$5,732

Note 12 — Lease Commitments (continued)
The minimum lease payments shown above include payments for the entire initial term of two lease agreements, both of which contain options for the Company to cancel the lease midway through the initial lease periods for an incremental fee. Option periods for which the Company has an option to extend the lease beyond initial periods have not been included in the minimum lease payments shown above.
Lease expense for all leases for the years ended December 31, 2008, 2007, and 2006 was $426 thousand, $238 thousand, and $198 thousand, respectively.
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
Note 13 — Change in Control Agreements
The Company has entered into change of control agreements with its Chief Executive Officer and other senior officers. Upon resignation after a change in the control of the Company, as defined in the agreements, the individuals will receive monetary compensation in the amount set forth in the agreements. The agreements will automatically renew each year unless written notice electing not to renew is given by the Company or individual.
On February 20, 2009, the Company issued preferred stock to the U.S. Department of the Treasury under the “Troubled Asset Relief Program — Capital Purchase Program” which placed limitations on executive payments which effectively eliminates any payments under these change in control agreements during the period that the Treasury holds any equity securities of the Company acquired through this program. Note 23 discusses the issuance of the preferred stock under this program.
Note 14 — Shareholders’ Equity
During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million, as well as 421,500 warrants to purchase one share of common stock at a price of $12.50 which expire five years from the date of issuance. As of February 29, 2008, in connection with the acquisition of Prestige, an additional 976,137 shares of common stock, and warrants to purchase 195,227 shares of its common stock at a price of $12.50 per share, which expire in October of 2012, were issued resulting in additional equity of $7.4 million. As described in Note 11 above, effective August 1, 2008, 39,292 shares common stock were issued in regards to the convertible debentures which the Company elected to convert, resulting in additional equity of $403 thousand.

Note 14 — Shareholders’ Equity (continued)
The Pennsylvania Department of Banking, in issuing its charter to the Bank, required an allocation of its initial capital to an Expense Fund in the amount of $750 thousand to defray anticipated initial losses. Accordingly, $750 thousand of the Bank’s surplus is reserved for this purpose until the Bank becomes profitable.
Note 15 — Stock Compensation Program
In 2005, the Company adopted the 2005 Stock Compensation Program (the “Program”), which the Company is planning to amend in connection with its upcoming annual meeting on April 23, 2009. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate of 20% of the common stock outstanding to a maximum of 624,586 shares to officers, other employees and directors of the Company. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.
All options granted under the Program vest in four years and terminate ten years from the date of the grant. The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant, but not less than $10 per share. Restrictive Stock grants will be subject to five year vesting requirements.
A summary of the status of the Company’s 2005 Stock Compensation Program is presented below:

	For the Periods Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	421,000	$10.00	411,400	$10.00	381,500	$10.00

Granted during year	72,950	10.25	22,000	10.00	55,400	10.00
Options exchanged — Prestige acquisition (1)	147,022	10.00	—	—	—	—
Forfeited/cancelled during year	(86,222)	10.02	(12,400)	10.00	(25,500)	10.00

Outstanding at end of year (1)	554,750	$10.03	421,000	$10.00	411,400	$10.00

Exercisable at end of year (1)	117,500	$10.00	—	—	—	—

(1)
Included in the options exchanged for the Prestige acquisition are 100,000 organizer options issued outside of the 2005 Stock Compensation Program. These options are both outstanding and exercisable at December 31, 2008 at the weighted average exercise price of $10.00 per share

Note 15 — Stock Compensation Program (continued)
The weighted average remaining contractual life of the outstanding stock options at December 31, 2008 is 7.76 years. The aggregate intrinsic value of options outstanding was $-0- as of December 31, 2008.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected life	7 years	7 years	7 years
Expected volatility	26%	25%	25%
Risk-free interest rate	2.67%	4.68%	4.85%
Weighted average fair value	$2.75	$3.87	$3.92
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area.
The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment.” Statement No. 123(R) replaces Statement No. 123, supersedes APB Opinion No. 25 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Statement No. 123(R) requires companies that utilized the minimum value method under Statement No. 123 adopt the new fair value accounting prospectively for new or modified grants on or after January 1, 2006.
Prospective adoption means that awards granted in earlier fiscal years continue to be accounted for using the existing accounting, typically APB Opinion No. 25. For stock options granted beginning January 1, 2006, the related compensation expense is included in salaries and employee benefits in the accompanying consolidated statements of income. There was no tax benefit recognized related to this stock-based compensation. As of December 31, 2008, there was $271 thousand of unrecognized compensation cost related to nonvested stock options granted after January 1, 2006. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 16 — Deferred Compensation Plan
In December 2008, the Company adopted a Deferred Compensation Plan for the benefit of a select group of executives of the Company, eligibility of which is determined by the Board of Directors. The Plan is an unfunded arrangement which became effective January 1, 2009 and is subject to annual renewal by the Board of Directors.
Annually, prior to December 31, each eligible plan participant must make an election which defines the Participant’s voluntary election deferral amount for the following Plan Year. The Participant’s annual salary will be reduced for that Plan Year by the amount of the deferral amount, which will be paid to the Participant in the future, plus interest, upon the Company reaching the Profitability Date, which is defined within the Plan as follows: the Company must (1) report three quarters of profitability during the Plan Year, and (2) report a full year profitability in the current Plan Year.
At the end of each Plan Year, the Company credits to each Participant’s Company Contribution Account a number of shares of Restricted Stock equal to 100% of the amount of Deferrals for the Plan Year divided by the greater of: (1) the current market value of the Company’s common stock at the end of the Plan year or (2) $10. The Participant will become 100% vested in this restricted stock upon: (1) the Company reaching the Profitability Date, as defined above and (2) continued employment until the later of the three year anniversary of the Profitability Date or the five year anniversary of the date on which contributions were made.
Change in Control provisions exist by which both the Participant’s Deferral and the Company Contribution will become fully vested immediately upon a change of control of the Company, as defined in the agreements. For the 2009 Plan Year, the Board of Directors designated twelve executives of the Company eligible to participate in the Plan. All twelve of these executives elected to participate in the plan resulting in a total salary deferral for the 2009 Plan Year of $203 thousand.
Note 17 — Federal Income Taxes
There is no provision for income taxes for the years ended December 31, 2008, 2007, and 2006 due to the net operating losses incurred.

Note 17 — Federal Income Taxes (continued)
The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$503	$305
Organization and start-up costs	223	242
Net operating loss carryforwards	2,458	1,451
Purchase accounting adjustments	684	—
Contribution carryforward	7	5
Non-qualified stock option expense	40	17
Other	24	2

	3,939	2,022

Valuation allowance	(3,583)	(1,930)

Total Deferred Tax Assets, Net of Valuation Allowance	356	92

Deferred tax liabilities:
Unrealized gain on available for sale securities	156	4
Discount accretion	2	1
Property and equipment	44	30
Cash basis conversions	152	57
Other	2	—

	356	92

Net Deferred Tax Asset	$—	$—

The Company has net operating loss (‘NOL”) carryforwards available for federal income tax purposes of approximately $7.2 million at December 31, 2008, which expire in 2025 through 2028. In addition, the Company also acquired a NOL for tax purposes related to the acquisition of Prestige totaling $2.0 million which will carry forward for the benefit of First Priority in future years. As it becomes evident that the Company will be able to utilize the NOL for Prestige, it would be recognized going forward. Section 382 of the Internal Revenue Code applies a limitation as to how much of the carryforward NOL can be used in any one year and must be utilized within a specified period (20 years). As the Company is able to utilize the NOL of Prestige in future periods, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 17 — Federal Income Taxes (continued)
As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. FIN 48 had no impact on the reported consolidated results of operations or financial condition.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2008, there was no interest or penalties accrued for the Company. The Company is subject to examination by U.S. Federal taxing authorities for the years ended December 31, 2008, 2007, and 2006, and for all state income taxes through December 31, 2008.
Note 18—Earnings Per Share
The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the consolidated financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.
Options to purchase 554,750, 421,000, and 411,400 shares of common stock outstanding at December 31, 2008, 2007 and 2006, respectively, and warrants to purchase common stock were not included in dilutive earnings per share since their exercise price exceeded the fair value of the related common stock.

	For the year ended
	December 31,
	2008	2007	2006
	(In thousands, except per share information)
Basic and diluted loss per share

Net loss	$(3,354)	$(2,376)	$(2,436)

Weighted average common shares outstanding	2,940	2,108	2,108

Basic and diluted loss per share	$(1.14)	$(1.13)	$(1.16)
Note 19 — Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Note 19 — Financial Instruments with Off-Balance Sheet Risk (continued)
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At December 31, 2008 and 2007, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $36.6 million and $26.1 million, respectively.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.
In addition, as of December 31, 2008, the Bank has pledged investment securities with a market value of $252 thousand as collateral with a correspondent bank for a $199 thousand letter of credit issued on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of deposits.
Note 20 — Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

Note 20 — Regulatory Matters (continued)
The Federal Deposit Insurance Corporation required the Bank to maintain a ratio of Tier 1 leverage capital to total assets of at least 8% during the first three years of operation. As of November 2008, upon completion of the Bank’s initial three years of operations, the Bank’s Tier 1 leverage ratio requirement became 5% in order to be considered well capitalized under prompt corrective action provisions Under these guidelines, the Bank is considered well capitalized as of December 31, 2008 and 2007.
The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 are presented below:

						To be Well
			Minimum			Capitalized under
			Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2008
Total capital (to risk-weighted assets)	$20,179	12.56%	$	≥12,856	≥8.0%	$	≥16,069	≥10.0%
Tier 1 capital (to risk-weighted assets)	18,393	11.45		≥6,428	≥4.0		≥9,642	≥6.0
Tier 1 capital (to total assets)	18,393	8.93		≥8,235	≥4.0		≥10,294	≥5.0

December 31, 2007
Total capital (to risk-weighted assets)	$16,441	16.01%	$	≥8,217	≥8.0%	$	≥10,271	≥10.0%
Tier 1 capital (to risk-weighted assets)	15,381	14.98		≥4,108	≥4.0		≥6,163	≥6.0
Tier 1 capital (to total assets)	15,381	12.30		≥10,000	≥8.0		≥10,000	≥8.0
First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception recently enacted by the Pennsylvania Department of Banking which will allow the Bank to pay dividends related to the issuance of preferred stock under the U.S. Department of the Treasury’s Troubled Asset Relief Program — Capital Purchase Program. Since the Bank has not yet achieved profitability; however, as of December 31, 2008, neither First Priority nor the Bank have undivided profits from which to pay cash dividends to the common shareholders. Note 23 discusses the issuance of the preferred stock under the Capital Purchase Program.
The Federal Reserve Board approved a final rule in February 2007 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small BHC asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small BHC for the purposes of the policy statement and the capital guidelines.

Note 20 — Regulatory Matters (continued)
The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small BHC’s that are higher than what would typically be permitted for larger BHC’s. Because small BHC’s may, consistent with the policy statement, operate at a level of leverage that generally is inconsistent with the capital guidelines, the capital guidelines provide an exemption for small BHC’s. Based on the ruling, First Priority Financial Corp. meets the eligibility criteria of a small BHC and is exempt from regulatory capital requirements administered by the federal banking agencies.
Note 21 — Fair Value Measurements and Fair Values of Financial Instruments
Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.
In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

Note 21 — Fair Value Measurements and Fair Values of Financial Instruments (continued)
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
	(Dollars in thousands)

Securities available for sale	$37,759	$—	$37,759	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
		(Dollars in thousands)

Impaired loans	$639	$—	$—	$639

As discussed above, the Company has delayed its disclosure requirements of non-financial assets and liabilities.

Note 21 — Fair Value Measurements and Fair Values of Financial Instruments (continued)
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:
Cash and Cash Equivalents
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Securities
The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.
Loans Receivable
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
Impaired Loans
Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $709 thousand, net of a valuation allowance of $70 thousand. Additional provisions for loan losses of $55 thousand were recorded during the year ended December 31, 2008.

Note 21 — Fair Value Measurements and Fair Values of Financial Instruments (continued)
Restricted Investment in Bank Stock
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.
Accrued Interest Receivable and Payable
The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.
Deposit Liabilities
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, money market and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to the monthly maturities on time deposits.
Short-Term Borrowings
The carrying amounts of short-term borrowings approximate their fair values.
Long-Term Debt
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.
Off-Balance Sheet Financial Instruments
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Note 21 — Fair Value Measurements and Fair Values of Financial Instruments (continued)
At December 31, 2008 and 2007, the estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,513	$1,513	$943	$943
Securities available for sale	37,759	37,759	45,026	45,026
Loans receivable, net	169,958	173,055	104,152	105,125
Restricted stock	1,737	1,737	50	50
Accrued interest receivable	815	815	545	545

Liabilities:
Deposits	169,459	171,630	116,304	116,529
Short-term borrowings	13,178	13,178	18,097	18,097
Long-term debt	8,000	8,416	390	391
Accrued interest payable	1,020	1,020	858	858

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—

Note 22 — Parent Company Only Financial Information
Condensed financial statements of First Priority Financial Corp. follow:
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)

Assets
Cash and cash equivalents	$259	$190
Investment in subsidiary	20,043	15,391
Other investments	25	25
Other assets	—	105

Total assets	$20,327	$15,711

Liabilities and shareholders’ equity
Subordinated debt	$—	$390
Other liabilities	26	1

Total liabilities	26	391
Shareholders’ equity	20,301	15,320

Total liabilities and shareholders’ equity	$20,327	$15,711

CONDENSED INCOME STATEMENTS

		For the period
		May 11, 2007
	For the year	through
	ended December	December 31,
	31, 2008	2007
	(Dollars in thousands)

Interest from subsidiary	$6	$6

Total income	6	6

Interest on subordinated debt	12	11
Non-interest expenses	68	67

Total expenses	80	78

Loss before equity in undistributed net loss of subsidiary	(74)	(72)
Equity in undistributed net loss of subsidiary	(3,280)	(1,428)

Net loss	$(3,354)	$(1,500)

Note 22 — Parent Company Only Financial Information (continued)
CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the year	May 11, 2007
	ended	through
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Operating activities:
Net loss	$(3,354)	$(1,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiary	3,280	1,428
Interest accrued on debt converted to equity	13	10
Net (increase) decrease in other assets	105	(104)
Net increase in other liabilities	25	1

Net cash provided by (used in) operating activities	69	(165)

Investing activities:
Purchase of investment securities available for sale	—	(25)

Net cash used in investing activities	—	(25)

Financing activities:
Proceeds from long-term subordinated debt	—	380

Net cash provided by financing activities	—	380

Net increase in cash and cash equivalents	69	190

Cash and cash equivalents at beginning of the period	190	—

Cash and cash equivalents at end of the period	$259	$190

Supplementary disclosures of cash flows information
Noncash activity:
Conversion of subordinated debentures to common stock	$403	$—

Note 23 — Subsequent Events
De-registration as Public Company
On January 30, 2009, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”), “Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934 or Suspension of Duty to File Reports under Section 13 and 15(D) of the Securities and Exchange Act of 1934,” whereby First Priority Financial Corp. de-registered as a public filer and, therefore, eliminated future requirements to file reports with the SEC, on a prospective basis. This election is allowed by the SEC for a public company who became a public filer due to filing a registration statement to issue incremental shares if the Company’s total number of shareholders of record is less than 300 shareholders at the end of the year in which the registration statement was initially filed.
Issuance of Preferred Stock and Warrant Preferred — TARP Capital Purchase Program
On February 20, 2009, First Priority entered into a Letter Agreement with the Treasury (the “Purchase Agreement”) as part of the Treasury’s TARP Capital Purchase Program, pursuant to which the Company issued and sold, and the Treasury agreed to purchase, (i) 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100.00 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant) to purchase, on a net basis, up to 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), with an exercise price of $100.00 per share, for an aggregate purchase price of $4.58 million in cash. The Company entered into a side letter agreement with Treasury, dated February 20, 2009, which, among other things, clarified that to the extent the terms of any of the Purchase Agreement, the Warrant or the terms of the Series A Preferred Stock or the Series B Preferred Stock are inconsistent with the ARRA, as it may be amended from time to time, or any rule or regulation promulgated thereunder, the ARRA and such rules and regulations shall control. On February 20, 2009, the Treasury immediately exercised the Warrant, on a cashless basis, which resulted in the issuance of the 229 shares of the Series B Preferred Stock.
The transaction, which closed on February 20, 2009, resulted in additional Tier 1 Capital of $4.6 million which immediately strengthens the Bank’s capital position and will support approximately $50 million of additional lending capacity.
The issuance and sale of the Series A Preferred Stock, the Warrant and the Series B Preferred Stock was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. Both Series A and B Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends at any time as permitted by the ARRA and the rules and regulations promulgated thereunder. The Series B Preferred Stock may not be redeemed until all of the Series A Preferred Stock has been redeemed.

Note 23 — Subsequent Events (continued)
The Purchase Agreement, pursuant to which the preferred shares were sold, contains limitations on the payment of dividends on the common stock and on the Company’s ability to repurchase its common stock, and subjects the Company to certain of the executive compensation limitations included in EESA. As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Plan and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity securities of the Company acquired through the TARP Capital Purchase Plan. The Company has also effected changes to its Benefits Plans as may be necessary to comply with the executive compensation provisions of EESA. These restrictions will cease when the Treasury ceases to own any debt or preferred securities of the Company acquired pursuant to the Purchase Agreement.
The description of the Purchase Agreement contained or incorporated herein is a summary and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement attached as an exhibit hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item will be filed as an amendment to this Form 10-K not later than 120 days after the fiscal year covered by the Form 10-K.
Item 11. Executive Compensation
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item will be filed as an amendment to this Form 10-K not later than 120 days after the fiscal year covered by the Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item will be filed as an amendment to this Form 10-K not later than 120 days after the fiscal year covered by the Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item will be filed as an amendment to this Form 10-K not later than 120 days after the fiscal year covered by the Form 10-K.
Item 14. Principal Accounting Fees and Services
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item will be filed as an amendment to this Form 10-K not later than 120 days after the fiscal year covered by the Form 10-K.
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):
(1) Financial Statements:
(a) Consolidated Balance Sheets as of December 31, 2008 and 2007
(b) Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
(c) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006
(d) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
(e) Notes to Consolidated Financial Statements
(f) Report of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules are not applicable
(3) The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority Financial Corp., First Priority Bank and Prestige Community Bank (incorporated by reference to Annex A to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007) (schedules are omitted; First Priority Financial Corp. agrees to furnish copies of such schedules upon request)

3.1
Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of First Priority Financial Corp. (filed herewith)

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of First Priority Financial Corp. (filed herewith)

4.1	Warrant, dated February 20, 2009, to purchase Series B Preferred Stock of First Priority Financial Corp. (filed herewith)

10.1	First Priority Stock Compensation Program (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.2
Change in Control Agreement between First Priority Bank and David E. Sparks (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.3
Change in Control Agreement between First Priority Bank and Lawrence E. Donato (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.4
Change in Control Agreement between First Priority Bank and Mary Ann Messmer (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.5	First Priority Financial Corp. Deferred Compensation Plan (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008)

10.6	Letter Agreement, including Securities Purchase Agreement, dated February 20, 2009, between First Priority Financial Corp. and the United States Department of the Treasury (filed herewith)

10.7
Form of Letter Agreement, dated February 20, 2009, between First Priority Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)
/s/ David E. Sparks,
Chairman, President and Chief Executive Officer

SIGNATURE	TITLE	DATE

/s/ David E. Sparks	Chairman, Chief Executive Officer and Director	March 17, 2009

(Principal Executive Officer)

/s/ Lawrence E. Donato	Chief Financial Officer and Director	March 17, 2009

(Principal Financial and Accounting Officer)

/s/ Howard R. Berlin	Director	March 17, 2009

/s/ John K. Desmond, Jr.	Director	March 17, 2009

/s/ Robert J. Fairbaugh	Director	March 17, 2009

/s/ Mary Ann Messmer	Director	March 17, 2009

/s/ Alan P. Novak	Director	March 17, 2009

/s/ Mel A. Shaftel	Director	March 17, 2009

/s/ Vincent P. Small, Jr.	Director	March 17, 2009

/s/ Patrick M. Smith	Director	March 17, 2009

/s/ Christopher E. Spinieo	Director	March 17, 2009

/s/ Michael G. Wade	Director	March 17, 2009

/s/ Richard M. Wesselt	Director	March 17, 2009

/s/ William L. Wetty	Director	March 17, 2009

/s/ Samuel J. Worthington, Jr.	Director	March 17, 2009

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of October 19, 2007, by and among First Priority Financial Corp., First Priority Bank and Prestige Community Bank (incorporated by reference to Annex A to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007) (schedules are omitted; First Priority Financial Corp. agrees to furnish copies of such schedules upon request)

3.1
Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of First Priority Financial Corp. (filed herewith)

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of First Priority Financial Corp. (filed herewith)

4.1	Warrant, dated February 20, 2009, to purchase Series B Preferred Stock of First Priority Financial Corp. (filed herewith)

10.1	First Priority Stock Compensation Program (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.2
Change in Control Agreement between First Priority Bank and David E. Sparks (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.3
Change in Control Agreement between First Priority Bank and Lawrence E. Donato (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

10.4
Change in Control Agreement between First Priority Bank and Mary Ann Messmer (incorporated by reference to registration statement No. 333-147950 on Form S-4 filed with the Securities and Exchange Commission on December 7, 2007)

Exhibit
Number	Description

10.5	First Priority Financial Corp. Deferred Compensation Plan (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008)

10.6	Letter Agreement, including Securities Purchase Agreement, dated February 20, 2009, between First Priority Financial Corp. and the United States Department of the Treasury (filed herewith)

10.7
Form of Letter Agreement, dated February 20, 2009, between First Priority Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

(This page intentionally left blank)

BOARD OF DIRECTORS OF FIRST PRIORITY FINANCIAL CORP

David E. Sparks Chairman & Chief Executive Officer of First Priority Financial Corp. and Chairman and Chief Executive Officer of First Priority Bank	Howard R. Berlin Private Investor: Retired Partner, Managing Director & Portfolio Manager of Neuberger Berman, LLC	John K. Desmond, Jr. Owner & Operator of The Desmond Great Valley Hotel in Malvern, PA and The Desmond Hotel in Albany, NY	Lawrence E. Donato Chief Financial Officer of First Priority Financial Corp. and Chief Operating Officer of First Priority Bank

Robert J. Fairbaugh Certified Public	Mary Ann Messmer President of	Alan P. Novak Attorney at Conrad,	Mel A. Shaftel Private Investor:
Accountant & Owner of Dunlap & Associate, PC	First Priority Bank	O’Brien, Gellman and Rohn; and President, Novak Strategic Advisors	Retired Vice Chairman of Lehman Brothers

Vincent P. Small, Jr. Private Investor: Certified Public Accountant & Retired Partner of Pricewaterhouse Coopers	Patrick M. Smith Certified Public Accountant & Partner of Rosenberg, Smith, Cooney and Migliore, P.C.	Christopher E. Spinieo President & Owner of Spinieo, Inc.	Michael G. Wade Owner & President of Knights Abstract, Inc.

Richard M. Wesselt Owner & President of Wesselt Capital Group	William L. Wetty Private Investor: Founder and Former President & Chief Executive Officer of A&L Handles, Inc	S. James Worthington, Jr. An Owner of the Newtown Athletic Club in Newtown, PA

CORPORATE OFFICE
The corporate office of First Priority Financial Corp. is located at 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355. Our Company’s website is www.fpbk.com and its phone number is (610)280-7100.
BANKING LOCATIONS
First Priority Bank operates banking branches at the locations listed below:

Malvern Office	Wyomissing Office	Newtown Office
2 West Liberty Boulevard	1200 Broadcasting Rd.	104 Pheasant Run
Suite 104	Suite 103	Suite 130
Malvern, PA 19355	Wyomissing, PA 19610	Newtown, PA 18940
(610) 280-7100	(610) 375-6054	(215) 867-2401

Plumstead Office	Blue Bell Office
5936 Easton Road	10 Sentry Parkway, Suite 100
Pipersville, PA 18947	Blue Bell, PA 19422
(267) 362-1200	(610) 940-2635
OFFICERS

First Priority Financial Corp.	First Priority Bank

David E. Sparks, Chairman, President & Chief Executive Officer	David E. Sparks Chairman & Chief Executive Officer

Lawrence E. Donato, Chief Financial Officer	Lawrence E. Donato, Managing Director, Chief Operating Officer

Mark J. Myers, Chief Accounting Officer/Controller	Alice D. Flaherty, Managing Director, Treasurer

Mary Ann Messmer, Managing Director, President

Matthew L. Miller, Managing Director, Chief Information Officer

Thomas M. Miller, Managing Director, Chief Lending Officer

Mark J. Myers, Managing Director, Chief Financial Officer