Form 10-K/A
period 2008-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2009-04-17
CIK 1389772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-140879

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price of common stock as of June 30, 2008 ($10.25), was $32,010,022
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2009.

Class	Number of Shares

Common Stock, $1.00 par value	3,122,929
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
First Priority Financial Corp. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 24, 2009, for the sole purpose of adding Items 10-14 of Part III.
As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.
Except as described above, no other revisions or amendments have been made to any portion of the Form 10-K. This Amendment No. 1 does not reflect events occurring after March 24, 2009, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our articles of incorporation provide that the number of directors shall consist of not less than five nor more than 25 members, as fixed by the board from time to time. Our board of directors currently consists of 15 members. The board believes that 12 directors are independent, pursuant to the listing standards of the NASDAQ Global Market (“NASDAQ”). David E. Sparks, Lawrence E. Donato, and Mary Ann Messmer are not independent by reason of their current employment relationship with First Priority.
The board of directors, as provided in our Articles of Incorporation, is divided into three classes, each being as nearly equal in number as possible. The directors in each class serve a term of three years each and until their successors are elected and have qualified. Under our bylaws, a person who is elected to fill a vacancy on the board of directors will serve as a director for the remaining term of office of the class to which he or she was elected.
The current members and class composition of the board are set forth in the following table:

Class I	Class II	Class III
(to serve until 2009)	(to serve until 2010)	(to serve until 2011)

Howard R. Berlin	Lawrence E. Donato	Robert J. Fairbaugh
John K. Desmond, Jr.	Alan P. Novak	Vincent P. Small, Jr.
Mary Ann Messmer	Mel A. Shaftel	David E. Sparks
Patrick M. Smith	Christopher E. Spinieo	William L. Wetty
Richard M. Wesselt	Michael G. Wade	Samuel J. Worthington, Jr.
Mr. Scott J. Tarte resigned as a Class I director on February 12, 2009. Upon Mr. Tarte’s resignation, the size of the board of directors was reduced from 14 to 13 members by reducing the size of Class I from five to four members. On March 17, 2009, the size of the board of directors was increased from 13 to 15 members, and Patrick M. Smith was appointed as a Class I director, and Michael G. Wade was appointed as a Class II director.
Nominees and Continuing Directors
The board of directors has nominated Howard R. Berlin, John K. Desmond, Jr., Mary Ann Messmer, Patrick M. Smith and Richard M. Wesselt for election as Class I directors, each of whom will serve a three year term which will expire at the 2012 annual meeting of shareholders and until his or her successor is duly elected and has qualified. Directors Desmond, Messmer, and Wesselt have been directors of First Priority and First Priority Bank since their inception. Director Berlin was appointed to the board on February 29, 2008, as a result of our merger with Prestige Community Bank. On March 17, 2009, Patrick M. Smith was appointed to the board of First Priority as a Class I director, increasing the size of Class I from 4 to 5 members, and Michael G. Wade was appointed to the board as a Class II director, increasing the size of Class II from 4 to 5 members. Messrs. Smith and Wade have been members of the board of directors of First Priority Bank since February 29, 2008, when they joined the Bank’s board as a result of the merger with Prestige Community Bank.

Our bylaws permit nominations for election to the board of directors to be made by the board of directors or by any shareholder as may be permitted by Pennsylvania law. Notice of nominations which are proposed by the board of directors shall be given to the Chairman of the Board or the Corporate Secretary. As of the date hereof, no nominations for directors were received other than those proposed by the board.
Directors of First Priority shall be elected by the shareholders. In elections for directors, voting need not be by ballot unless required by vote of the shareholders before the voting for election of directors begins. The candidates receiving the highest number of votes, up to the number of directors to be elected, shall be elected. Abstentions and broker non-votes will not constitute or be counted as “votes” cast for purposes of the annual meeting, but will be counted for purposes of determining the presence of a quorum.
Shares represented by proxies will be voted for the nominees listed, each of whom is now a director of First Priority and each of whom has expressed his willingness to serve, or for any substitute nominee or nominees designated by the board of directors in the event any nominee or nominees become unavailable for election. We have no reason to believe that any of the nominees will not serve if elected.
The following tables set forth as to each of the nominees for election as a Class I director and as to each of the continuing Class II and Class III directors, his or her age, principal occupation and business experience, the period during which he or she has served as a director of First Priority, or an affiliate or predecessor, and other business relationships. There are no family relationships between any of the listed persons except that Director Worthington is the uncle of Director Spinieo.
Nominees for Election as Class I Directors — Term Expires in 2012

			Directorship in
		Director	Other Reporting
Name and Principal Occupation (1)	Age	Since (2)	Companies
Howard R. Berlin	73	2008	None
Private Investor; retired partner of Neuberger Berman, LLC

John K. Desmond, Jr.	84	2007	None
Owner and Operator of The Desmond Great Valley Hotel in Malvern, Pennsylvania and The Desmond Hotel in Albany, New York

Mary Ann Messmer	54	2007	None
President, First Priority Bank

Patrick M. Smith	53	2009	None
Certified Public Accountant

Richard M. Wesselt	42	2007	None
Owner and President, Wesselt Capital Group

(1)	Mr. Berlin is a Chartered Financial Analyst and retired partner, managing director and portfolio manager of Neuberger Berman, LLC. Mr. Desmond was a member of the board of directors of Millennium Bank from 1999 until 2004. Mr. Desmond is the Chairman of the Nominating Committee of First Priority’s board of directors. Ms. Messmer has served as the President of First Priority Bank since November 2005. Before that, Ms. Messmer was a Vice President with Nova Savings Bank from June 2004 to January 2005 and Senior Vice President and Head of Private Banking with Millennium Bank from 1999 until 2004. Mr. Wesselt has been the owner and President of Wesselt Capital Group in Norristown, Pennsylvania since 1996. Mr. Smith has been a partner in the certified public accounting firm of Rosenberg, Smith, Cooney and Migliore, P.C. since 1981.

(2)	Mr. Desmond, Ms. Messmer, and Mr. Wesselt have been directors since First Priority’s inception in 2007 and directors of First Priority Bank since its inception in November 2005.

Continuing Class II Directors — Term Expires in 2010

			Directorship in
		Director	Other Reporting
Name and Principal Occupation (1)	Age	Since (2)	Companies
Lawrence E. Donato	60	2007	None
Chief Financial Officer, First Priority Financial Corp., and Chief Operating Officer, First Priority Bank

Alan P. Novak	59	2007	None
Attorney, Conrad, O’Brien, Gellman and Rohn and President, Novak Strategic Advisors

Mel A. Shaftel	65	2007	None
Private Investor

Christopher E. Spinieo	38	2008	None
Owner, Spinieo, Inc.

Michael G. Wade	41	2009	None
Owner, Knights Abstract, Inc.

(1)	Mr. Donato has been a director and the Chief Operating Officer of First Priority Bank since it was formed in November 2005. Mr. Donato was Chief Executive Officer of Fiserv Securities, Inc. from 1998 until 2003. Mr. Novak has been an attorney with the law firm of Conrad, O’Brien, Gellman and Rohn since 1994. Mr. Novak has also served as President of Novak Strategic Advisors since 2001. Mr. Novak was Chairman of the Republican State Committee of Pennsylvania from 1996 to 2005. Mr. Shaftel has been a private investor since 2004. He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004. Mr. Shaftel is also a retired Vice Chairman of Lehman Brothers. Mr. Shaftel is Chairman of First Priority’s Compensation Committee. Mr. Spinieo is the owner of Spinieo, Inc., a construction and real estate company since 1990. Mr. Wade founded and has operated Knights Abstract, Inc., a title insurance company, since 1995.

(2)	Mr. Donato and Mr. Shaftel have been directors since First Priority’s inception in 2007 and directors of First Priority Bank since its inception in November 2005. Mr. Novak has been a director since First Priority’s inception in 2007 and a director of First Priority Bank since 2006.

Continuing Class III Directors — Term Expires in 2011

			Directorship in
		Director	Other Reporting
Name and Principal Occupation (1)	Age	Since (2)	Companies
Robert J. Fairbaugh	48	2008	None
Certified Public Accountant

Vincent P. Small, Jr.	65	2007	None
Private Investor, Certified Public Accountant and Business Consultant

David E. Sparks	64	2007	None
Chairman, President and Chief Executive Officer, First Priority Financial Corp., and Chairman and Chief Executive Officer, First Priority Bank

William L. Wetty	64	2007	None
Private Investor, Founder of A&L Handles, Inc.

Samuel J. Worthington, Jr.	52	2008	None
Businessman in Newtown, PA

(1)	Mr. Fairbaugh is a Certified Public Accountant and since 1982 has been an owner of Dunlap & Associates, PC in Chalfont, Pennsylvania. Mr. Small retired as a partner from PricewaterhouseCoopers in 1999. He served as a member of the board of directors of Millennium Bank from 2002 to 2004, and a member of the board of directors of Harleysville National Corporation from 2004 to 2005. Mr. Small is Chairman of First Priority’s Audit Committee. Mr. Sparks has served as Chairman and Chief Executive Officer of First Priority Bank since its inception in 2005. Prior to that, Mr. Sparks was Chairman and Chief Executive Officer of Millennium Bank from 1998 to 2004. Mr. Wetty founded A&L Handles, Inc. in Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002. Mr. Worthington is an owner of the Newtown Athletic Club in Newtown, Pennsylvania, a facility specializing in providing health and recreation services to its members. In 2001, the Newtown Athletic Club became a partner in Healthquest of Flemington, New Jersey, which specializes in providing health and recreation services.

(2)	Mr. Small, Mr. Sparks and Mr. Wetty have been directors since First Priority’s inception in 2007 and directors of First Priority Bank since its inception in November 2005.
Board and Committees
The board of directors held 10 meetings in 2008. The board of directors maintains an audit committee, a compensation committee, and a nominating committee. The compensation committee, which consisted of Mr. Shaftel as Chairman and Messrs. Desmond, Small, and Worthington met 3 times during 2008. The compensation committee does not operate under a written charter. The committee’s criteria for determining executive compensation is discussed below in the Compensation Discussion and Analysis section. The nominating committee consisted of Mr. Desmond as Chairman and Messrs. Novak, Spinieo, Wetty and Worthington, and met once during 2008. The nominating committee does not operate under a written charter. This committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process. The nominating committee considers potential candidates recommended by its members, management and others, including shareholders. The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties. Mr. Sparks serves as an ex-officio member of the compensation and nominating committees.

The audit committee, which consisted of Mr. Small as Chairman and Messrs. Fairbaugh, Shaftel, Wesselt and Wetty, met 5 times during 2008 and operates under a written charter. Mr. Small has been designated the “audit committee financial expert,” and meets the qualifications to serve as such under the NASDAQ listing standards.
During 2008, all directors attended at least 75% of the aggregate number of board meetings and meetings of committees on which each director served, except for Messrs. Berlin and Wesselt who attended 60% and 50%, respectively, of the board meetings and meetings of committees on which they served.
Executive Officers
The following table sets forth certain information with respect to the compensation of certain executive officers of First Priority Financial Corp. and First Priority Bank for the last three fiscal years.

		Officer
Name and Position (1)	Age	Since
David E. Sparks,	64	2005
Chairman, President and Chief Executive Officer of First Priority & Chairman and Chief Executive Officer of First Priority Bank

Lawrence E. Donato,	60	2005
Chief Financial Officer of First Priority & Chief Operating Officer of First Priority Bank

Mary Ann Messmer,	54	2005
President of First Priority Bank

Thomas M. Miller (2)	50	2008
Chief Lending Officer of First Priority Bank

Mark J. Myers (3)	47	2007
Controller and Chief Accounting Officer of First Priority & Chief Financial Officer of First Priority Bank

(1)	First Priority Financial Corp. was formed on February 13, 2007 to serve as the holding company for First Priority Bank. Accordingly, Messrs. Sparks and Donato have only held the positions listed for the holding company since that date. The Bank was formed in November 2005.

(2)	Mr. Miller joined First Priority Bank as its Chief Lending Officer on January 28, 2008.

(3)	Mr. Myers joined First Priority and First Priority Bank on June 4, 2007 and has held the positions listed since that time.

Item 11. Executive Compensation
Compensation Committee Interlocks And Insider Participation
Each of the following individuals served as a member of First Priority’s compensation committee during 2008: Mel A. Shaftel, Chairman, John K. Desmond, Jr., Vincent P. Small, Jr., and Samuel J. Worthington, Jr.
During this period, none of the members of the compensation committee served as an officer or employee of First Priority or the Bank, or was formerly an officer of First Priority or the Bank.
Also, during 2008, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.
Compensation Discussion and Analysis
Our Compensation Philosophy. Our compensation philosophy begins with the premise that the success of First Priority depends, in large part, on the dedication and commitment of the people we place in key management positions, and the incentives we provide such persons to successfully implement our business strategy and other corporate objectives. However, we recognize that First Priority operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.
We base our compensation decisions on four basic principles:
•	Meeting the Demands of the Market — Our goal is to compensate our employees at competitive levels that position us as an employer of choice among our peers who provide similar financial services in the markets we serve.
•	Aligning with Shareholders — We intend to use incentive components in the form of equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interest of our shareholders.
•	Driving Performance — We will base compensation in part on the attainment of company-wide, business unit and individual targets that return positive results to our bottom line.
•	Reflecting our Business Philosophy — Our approach to compensation reflects our values and the way we do business in the communities we serve.

Our compensation program relies on three primary elements: (i) base compensation or salary; (ii) discretionary cash-based, short-term incentive compensation; and (iii) our Incentive Stock Option Plan. We expect that as we grow, equity-based, long-term incentive compensation will also become an important element of our executive compensation program. We believe that we can meet the objectives of our compensation philosophy by achieving a balance among these three elements that is competitive with our industry peers and that creates appropriate incentives for our management team. To achieve the necessary balance, we expect that the compensation committee of our board of directors will work closely with independent compensation advisors to provide their expertise on competitive compensation practices and help us evaluate and compare our compensation program and financial performance with that of our peers.
Compensation Objectives. The overall objectives of First Priority’s compensation programs are to retain, motivate and reward employees and officers for performance, and to provide competitive compensation to attract talent to the organization. The methods used to achieve these goals for executive officers are strongly influenced by the compensation and employment practices of First Priority’s competitors within the financial services industry, and elsewhere in the marketplace. We also consider each executive officer’s individual performance and contribution in achieving corporate goals, which may be subjective in nature.
Our compensation program is designed to reward the executive officers based on their level of assigned management responsibilities, individual experience and performance levels, and knowledge of our organization. The creation of long term value is highly dependent on the development and effective execution of a sound business strategy by our executive officers.
Other considerations influencing the design of our executive compensation program include that:
•	we operate in a highly regulated industry. We value experience in the financial services industry that promotes the safe and sound operation of First Priority and the Bank;
•	we value executives with sufficient experience in our markets to meet the needs of our customers in various phases of the economic cycle;
•	we value executives with sufficient experience with different products and investments in various phases of the economic cycle;
•	we operate in interest rate and credit markets that are often volatile. We value experience and disciplined decision-making that respects our business plan but adapts quickly to change; and
•	we value the retention and development of incumbent executives who meet or exceed performance objectives. Recruiting executives can be expensive, unpredictable, and have a disruptive effect on our operations.
Components of Compensation. Compensation in 2008 consisted primarily of base salary, broad-based benefits generally available to all full-time employees, and perquisites available only to certain executive officers. For 2008, base salary changes were made primarily based upon individual and Bank performance.
We also provide to our executive officers certain broad-based benefits available to all qualifying employees of First Priority, as well as fringe benefits and perquisites, retirement and other termination benefits not generally available to all qualifying employees of First Priority.

The following summarizes the significant broad-based benefits in which the Executive Officers were eligible to participate in during 2008:
•	a defined contribution 401(k) retirement plan;
•	discretionary profit-sharing plan;
•	medical coverage (all employees share 17.5% of the cost of their elections); and
•	pre-tax health and dependent care spending accounts.
In addition, First Priority incurs the expense of one country club membership in the amount of $5,300 for Mr. Sparks. Each named executive receives an automobile allowance to compensate for the business use of their automobile.
Analyzing The Components of Compensation. Currently, the compensation committee, with the assistance of an outside professional compensation and benefits consulting firm, analyzes the level and relative mix of each of the principal components of compensation for executive officers. The Chairman and Chief Executive Officer also makes recommendations to the committee relating to compensation to be paid to the executive officers other than himself.
The compensation committee reviews the other components of executive compensation (broad-based benefits and executive perquisites), but does not necessarily consider changes to those components on an annual basis. Changes to the level or types of benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes, are made by the compensation committee on an aggregate basis with respect to the group of employees entitled to those benefits, and not with reference to a particular executive officer’s compensation. Decisions about these components of compensation are made without reference to the executive officers’ salary and annual cash incentives, as they involve issues of more general application and often include consideration of trends in the industry or in the employment marketplace.
The compensation committee seeks to create what it believes is the best mix of base salary and equity incentives in delivering the executive officers’ total compensation. These components are evaluated in relation to benchmark data derived from information reported in publicly-available proxy statements or from market survey data.
The compensation committee determines the base salary and other non-cash components for each executive officer, including the Chief Executive Officer. For 2008, base salary changes were made primarily based upon individual performance or changes in employee responsibility.
The process of assembling target total cash compensation for the executive officers is forward-looking in nature. The at-risk annual incentive cash award component is based on the expectation that target levels of performance will be achieved over the following year. Actual performance over the applicable measurement period may exceed or fall short of the targets resulting in the executive officer receiving an annual incentive cash award that is above or below the initial targeted level.

The objective of the compensation setting process is to establish the appropriate level and mix of total compensation for each executive officer. The compensation committee believes that the accounting treatment of any given element of total cash compensation is a relevant consideration in the design and compensation-setting process and considers the effect, as applicable, when determining total cash compensation.
The compensation committee considers, but does not give undue weight to, the tax treatment of each component of compensation. Under Section 162(m) of the Internal Revenue Code, annual compensation paid to certain executive officers is not deductible if it exceeds $1 million unless it qualifies as “performance-based compensation” as defined in the Internal Revenue Code and related tax regulations. Base salary is not a form of performance-based compensation. Many fringe benefits also do not qualify as performance-based compensation. Annual incentive cash awards may qualify as a form of performance-based compensation under the income tax regulations. In 2008 and for prior years, the Company has not been subject to tax deduction limitations under Section 162(m).
Exceptions to Procedures. The compensation committee may from time to time recommend to the board of directors that they approve the payment of special cash compensation to one or more executive officers in addition to payments approved during the normal annual compensation-setting cycle. The committee may make such a recommendation if it believes it would be appropriate to reward one or more executive officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle. No such awards were made in 2008.
The committee will make off-cycle compensation decisions and recommendations whenever a current employee is promoted to executive officer status, or an executive officer is hired. The committee may depart from the compensation guidelines it would normally follow for executives in the case of outside hires.
Annual Compensation — Chairman & Chief Executive Officer. In December 2007, the compensation committee recommended, and the board of directors approved, the various components of Mr. Sparks’ 2008 annual compensation. Details regarding base salary are included in the detailed compensation tables following this section.
For 2008, the committee established a base salary for Mr. Sparks of $175,000. His salary amount was based on the financial performance of First Priority Bank, the estimated value of Mr. Sparks’ services in the marketplace, and the committee’s view of Mr. Sparks’ critical role in the future success of First Priority Bank.
All compensation committee actions taken with respect to Mr. Sparks’ compensation were presented as recommendations for approval and were approved by the full board of directors.

Annual Compensation-Other Executive Officers. In December 2007, the compensation committee recommended, and the full board of directors approved, the total cash components of annual compensation for all other executive officers. Details regarding base salary made to the executive officers are included in the detailed compensation tables following this section. The committee evaluated the overall level of total cash compensation for each executive officer (other than the Chief Executive Officer) after considering the performance of First Priority Bank and the role of each executive officer, the criticality of each executive officer to the future success of First Priority Bank in attaining its goals and their experience, contribution and knowledge of our organization.
Compensation Committee Report
The compensation committee of the board of directors has reviewed and discussed with management the compensation discussion and analysis set forth above. Based on such review and discussions, the compensation committee has recommended to the board of directors that the compensation discussion and analysis be included in this proxy statement.
Mel A. Shaftel, (Chairman)
John K. Desmond, Jr.
Vincent P. Small, Jr.
Samuel J. Worthington, Jr.

Summary Compensation Table
The following table sets forth certain information with respect to the compensation of certain executive officers of First Priority Financial Corp. and First Priority Bank for the last three fiscal years.

				Securities
		Annual		Underlying	Other
Name & Position(1)	Year	Compensation	Annual Bonus	Stock Options(2)	Compensation(3)

David E. Sparks,	2008	$175,000	—	1,000	$11,639
Chairman, President and Chief	2007	$175,000	—	—	$11,221
Executive Officer of First Priority	2006	$100,000	—	59,000	$6,000
& Chairman and Chief Executive Officer of First Priority Bank
Lawrence E. Donato,	2008	$162,000	—	1,000	$10,428
Chief Financial Officer of First	2007	$157,000	—	—	$10,460
Priority & Chief Operating Officer	2006	$150,000	—	44,000	$6,000
of First Priority Bank
Mary Ann Messmer,	2008	$165,000	$503	1,000	$12,249
President of First Priority Bank	2007	$157,000	$21,334	—	$11,757
	2006	$150,000	—	44,000	$7,800
Thomas M. Miller (4)	2008	$147,692	$20,000	25,000	$11,847
Chief Lending Officer of First	2007	—	—	—	—
Priority Bank	2006	—	—	—	—
Mark J. Myers (5)	2008	$147,500	—	—	$10,989
Controller and Chief Accounting	2007	$76,607	—	15,000	$5,609
Officer of First Priority & Chief	2006	—	—	—	—
Financial Officer of First Priority Bank

(1)	First Priority Financial Corp. was formed on February 13, 2007 to serve as the holding company for First Priority Bank. Accordingly, Messrs. Sparks and Donato have only held the positions listed for the holding company since that date. The Bank was formed in November 2005.

(2)	Includes the stock options granted to Mr. Sparks, Mr. Donato and Ms. Messmer under the first tranche of the 2005 Program. Stock option grants vest in four years from the date of grant (December 22, 2009) and terminate in ten years (December 22, 2015) from the date of grant. Options granted may be exercised for one share of First Priority common stock at an exercise price of $10.00 per share. The 2008 option grants for Mr. Sparks, Mr. Donato and Ms. Messmer were granted on December 11, 2008, at an exercise price of $10.25 per share to replace options that each individual voluntarily relinquished in 2006. Mr. Miller was granted 25,000 options on March 12, 2008, at an exercise price of $10.25. Mr. Myers was granted 15,000 options on July 26, 2007, at an exercise price of $10.00.

(3)	Includes for Messrs. Sparks and Donato a car allowance of $6,000 for the three years for business use of their vehicles. Included in other compensation for Ms. Messmer is a car allowance for business use of her vehicle of $7,800 for all three years; a production bonus, based on previously approved loan targets, of $503 in 2008 and $21,334 in 2007. The Bank’s 401(k) matching contribution amounts for Messrs. Sparks and Donato and Ms. Messmer in 2008 were $5,639, $4,428 and $4,449, respectively, and in 2007 were $5,221, $4,460 and $3,917, respectively.

(4)	Mr. Miller joined First Priority Bank as its Chief Lending Officer on January 28, 2008. Mr. Miller’s annual salary is $160,000, he received a sign-on bonus of $20,000 and a car allowance of $7,200. In 2008, First Priority Bank’s 401(k) matching contribution for Mr. Miller amounted to $4,647.

(5)	Mr. Myers joined First Priority and First Priority Bank on June 4, 2007 and has held the positions listed since that time. Included in other compensation for Mr. Myers for 2008 is an annual car allowance of $6,000 for business use of his vehicle and the Bank’s 401(k) matching contribution of $4,739 and $2,359 for 2008 and 2007, respectively.

Grants of Plan-Based Awards — 2008

All
								Other	All
								Stock	Other		Grant
								Awards:	Option	Exercise	Date
								Number	Awards:	or	Fair
								of	Number	Base	Value
								Shares	of	Price	of
		Estimated Future Payouts Under			Estimated Future Payouts Under			of	Securities	of	Stock
	Grant	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock	Underlying	Option	and
	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	(1)	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David E. Sparks	12/11/08	N/A	N/A	N/A	N/A	N/A	N/A	—	1,000	$10.25	$10.25
Lawrence E. Donato	12/11/08	N/A	N/A	N/A	N/A	N/A	N/A	—	1,000	$10.25	$10.25
Mary Ann Messmer	12/11/08	N/A	N/A	N/A	N/A	N/A	N/A	—	1,000	$10.25	$10.25
Thomas M. Miller	3/12/08	N/A	N/A	N/A	N/A	N/A	N/A	—	25,000	$10.25	$10.25
Mark J. Myers	N/A	N/A	N/A	N/A	N/A	N/A	N/A	—	—	N/A	N/A

Outstanding Equity Awards at Fiscal Year End — 2008
The following table sets forth information concerning plan based awards as at December 31, 2008.

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
									Awards:
			Equity				Market		Number of	Equity Incentive
			Incentive				Value of		Unearned	Plan Awards:
			Plan			Number of	Shares		Shares,	Market or
	Number of	Number of	Awards:			Shares or	or Units		Units or	Payout Value of
	Securities	Securities	Number of			Units of	of Stock		Other	Unearned
	Underlying	Underlying	Securities			Stock	That		Rights	Shares, Units or
	Unexercised	Unexercised	Underlying			That Have	Have		That Have	Other Rights
	Options	Options	Unexercised	Option	Option	Not	Not		Not	That Have Not
	(#)	(#)	Unearned	Exercise	Expiration	Vested	Vested		Vested	Vested
Name	Exercisable	Unexercisable	Options	Price	Date	(#)	($)		(#)	($)
David E. Sparks	0	59,000	0	$10.00	12/22/15	59,000		(1)	0	0
		1,000		$10.25	12/11/18	1,000
Lawrence E. Donato	0	44,000	0	$10.00	12/22/15	44,000		(1)	0	0
		1,000		$10.25	12/11/18	1,000
Mary Ann Messmer	0	44,000	0	$10.00	12/22/15	44,000		(1)	0	0
		1,000		$10.25	12/11/18	1,000
Thomas M. Miller	0	25,000	0	$10.25	3/12/18	25,000		(1)	0	0
Mark J. Myers	0	15,000	0	$10.00	7/26/17	15,000		(1)	0	0

(1)	No active market exists for the common stock of First Priority.
Pension Benefits
The named executive officers participate in First Priority Bank’s 401(k) plan that as of 2008 provides for a 50% match on the first 6% of the officers’ contribution to the plan. In 2008, the Bank’s match for Messrs. Sparks and Donato, Ms. Messmer, Messrs. Miller and Myers were $5,639, $4,428, $4,449, $4,647 and $4,739, respectively.
Nonqualified Defined Contribution and Other Deferred Compensation Plans
On December 11, 2008, First Priority approved a deferred compensation plan, which became effective on January 1, 2009. The plan is administered by the compensation committee. The named executive officers are eligible to participate in the plan, along with other highly compensated employees and other management as selected by the Company’s board of directors.

Compensation amounts elected to be deferred by the participants in the plan will be 100% vested on December 31 of the calendar year in which the Company has three quarters of profitability and is profitable for the respective calendar year (the “Profitability Date”). At the end of a plan year the executive will be granted restricted stock equal to the executive’s deferred amount for that year divided by the greater of the current market value of First Priority common stock at the date of grant or $10.00 (the “Company Contribution”). The Company Contribution will vest on the later of: (i) the three year anniversary of the Profitability Date, or (ii) on the five year anniversary of the date on which the Company credited the Company Contribution to the participant’s account. All amounts deferred by the participant and the Company Contribution in any calendar year are forfeited after the fifth anniversary of such deferment or contribution if the Profitability Date has not been reached. Participants in the Plan become 100% vested in their deferred compensation amounts and the Company Contributions upon a Change in Control, as defined in the Plan.
Messrs. Sparks, Donato, Miller, Myers and Ms. Messmer have elected to defer 2010 salary of $50,000, $25,000, $10,000, $10,000 and $16,500, respectively, pursuant to the plan.
Potential Payments Upon Termination or Change in Control
Messrs. Sparks, Donato, Miller and Myers and Ms. Messmer have entered into change in control agreements with First Priority Bank. The change in control agreements provide for the receipt of a lump-sum cash payment in the event that the individual’s employment is terminated involuntarily or he or she resigns for specified events of “good reason” following a change in control of the Bank. The cash payment would be in an amount equal to two times the sum of (i) the individual’s highest base salary for the year of termination or the immediately preceding two calendar years, and (ii) the highest bonus paid to the executive by the Bank with respect to one of the two calendar years immediately preceding the year of termination. The executive would also receive a cash payment in lieu of continued pension, welfare and other benefits, including health insurance.
On February 20, 2009, the Company sold preferred stock to the United States Department of the Treasury under the TARP Capital Purchase Program. As a result, pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008, the Company is prohibited from making any payments to the named executive officers for a separation from service (except for payments for services performed or benefits accrued) during the period in which any obligation arising from such sale remains outstanding. Accordingly, the executive officers voluntarily waived their change in control agreements for as long as the preferred stock issued to the United States Treasury is outstanding.

Compensation of Directors
The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2008.

	Fees Earned Or			All Other
	Paid In Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)	($)	($)(2)	($)	($)
John K. Desmond, Jr.	$0	—	$1,340	$0	$1,340
Alan P. Novak	$0	—	$1,340	$0	$1,340
Mel A. Shaftel	$0	—	$1,340	$0	$1,340
Vincent P. Small, Jr.	$0	—	$1,340	$0	$1,340
Scott J. Tarte (1)	$0	—	$1,340	$0	$1,340
Richard M. Wesselt	$0	—	$1,340	$0	$1,340
William L. Wetty	$0	—	$1,340	$0	$1,340

(1)	Mr. Tarte resigned from First Priority’s board of directors on February 12, 2009.

(2)	The stock option awards reflected in the above table were made pursuant to the 2005 Stock Compensation Program. The above directors were each granted 1,000 options on December 11, 2008 with an exercise price of $10.25, to replace the options that these directors relinquished in 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management
The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 17, 2009, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing below. Unless otherwise indicated, the address of each beneficial owner is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

	Shares
	Beneficially		Percent
Name of Beneficial Owner	Owned(1)		Ownership
Howard R. Berlin	135,000	(5)	4.27%
John K. Desmond, Jr.	65,171	(2)(4)	2.08%
Lawrence E. Donato	96,371	(3)(4)	3.07%
Robert J. Fairbaugh	10,682	(4)(5)	*
Mary Ann Messmer	15,517	(3)(4)	*
Thomas M. Miller	6,000	(3)	*
Mark J. Myers	1,034	(3)(4)	*
Alan P. Novak	7,032	(4)	*
Mel A. Shaftel	78,371	(2)(4)	2.50%
Vincent P. Small, Jr.	41,337	(2)	1.32%
Patrick M. Smith	11,500	(5)	*
David E. Sparks	186,371	(3)(4)	5.91%
Christopher E. Spinieo	46,364	(4)(5)	1.48%
Michael G. Wade	14,500	(5)	*
Richard M. Wesselt	60,000	(2)	1.92%
William L. Wetty	78,371	(2)(4)	2.50%
Samuel J. Worthington, Jr.	141,000	(5)	4.46%
All directors and executive officers as a group (17 persons)	994,621	(4)(5)	28.92%

*	Less than 1%

(1)	Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares. Also includes shares the holder has the right to acquire within sixty (60) days and therefore amounts shown include immediately exercisable warrants and vested options to acquire First Priority common stock. As of the date of this proxy statement, the number of shares represented by warrants and vested options which have been granted to all directors, executive officers and management as a group totaled 149,924 and 47,500 shares, respectively.

(2)	Excludes a total of 9,000 options granted during 2005 to each non-employee director (except Mr. Novak) under First Priority’s 2005 Stock Compensation Program (the “2005 Program”). All options granted under the 2005 Stock Program were granted at an exercise price of $10.00 per share, vest in four years and terminate ten years from the date of grant. Mr. Novak was granted 9,000 options from the second tranche at an exercise price of $10.00 per share on March 23, 2006. Options issued to Mr. Novak vest in four years (March 23, 2010) from the date of grant and terminate ten years from the date of grant (March 23, 2016). In addition, excludes a total of 1,000 options granted to each non-employee director on December 11, 2008 at an exercise price of $10.25 to replace the options these directors voluntarily relinquished in 2006. The options vest in four years from the date of grant and terminate ten years from the date of grant.

(3)	Excludes the following number of options granted at an exercise price of $10.00 per share on December 22, 2005, to each executive officer under the 2005 Program: Mr. Sparks — 59,000 stock options; Ms. Messmer — 44,000 stock options; Mr. Donato — 44,000 stock options. Excludes 1,000 stock options granted to each of Mr. Sparks, Ms. Messmer and Mr. Donato on December 11, 2008 at an exercise price of $10.25 per share. Also excludes 25,000 stock options granted to Mr. Miller on March 12, 2008, at an exercise price of $10.25 per share and 15,000 options granted to Mr. Myers on July 26, 2007, at an exercise price of $10.00 per share. Options granted vest on the fourth anniversary of the grant date and terminate ten years from the date of grant.

(4)	Mr. Desmond’s beneficial ownership includes 10,000 shares of common stock and 2,000 warrants held by Mr. Desmond’s son with respect to which Mr. Desmond does not exercise voting or investment power. Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock and 1,000 warrants held jointly with her husband and 5,000 shares and 1,000 warrants held in the name of her husband. Mr. Donato’s beneficial ownership includes 80,171 shares of common stock and 15,000 warrants owned jointly with his wife and 1,000 shares of common stock and 200 warrants owned by his children with respect to which Mr. Donato does not exercise voting and investment power. Mr. Myers’ beneficial ownership includes 1,034 shares held jointly with his wife. Mr. Novak’s beneficial ownership includes 5,000 shares of common stock and 1,000 warrants owned by a limited partnership with respect to which Mr. Novak is a limited partner and does not exercise voting and investment power. Mr. Shaftel’s beneficial ownership includes 5,000 shares of common stock and 1,000 warrants owned by a trust in which Mr. Shaftel shares voting and investment power. Mr. Sparks’ beneficial ownership includes 75,000 shares of common stock and 15,000 warrants owned by his wife and 2,000 shares of common stock and 400 warrants owned by his children with respect to which Mr. Sparks does not exercise voting and investment power. Mr. Wetty’s beneficial ownership includes 66,171 shares of common stock and 12,200 warrants owned jointly with his wife. Mr. Fairbaugh’s beneficial ownership includes 1,818 shares of common stock and 364 warrants owned by his wife with respect to which Mr. Fairbaugh does not exercise voting and investment power. Mr. Spinieo’s beneficial ownership includes 2,662 shares of common stock and 532 warrants owned by his wife with respect to which Mr. Spinieo does not exercise voting and investment power.

(5)	The number of shares beneficially owned by each director includes immediately exercisable options issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital. Mr. Worthington and Mr. Berlin each were issued 15,000 options, Mr. Spinieo was issued 10,000 options and Messrs. Fairbaugh, Smith and Wade each were issued 2,500 options.

Principal Shareholders
The following table sets forth information regarding persons or entities that we believe own of record or beneficially, as of March 17, 2009, five percent or more of the outstanding shares of our common stock.

	Amount of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Common Stock

David E. Sparks	186,371	5.91%
2 West Liberty Boulevard, Suite 104 Malvern, PA 19355

Starboard Fund for New Bancs, LP	249,600	7.89%
Martin Fiascone, General Partner 200 West Adams Street, Suite 105 Chicago, IL 60606

Conwell Limited Partnership(1)	144,000	4.58%
Jerome S. Goodman, General Partner 131-A-Gaither Drive Mount Laurel, NJ 08054

Wellington Limited Partnership(1)	66,000	2.11%
Jerome S. Goodman, General Partner 131-A-Gaither Drive Mount Laurel, NJ 08054

(1)	Jerome S. Goodman, as a General Partner of each of these entities, is deemed to be a beneficial owner of the shares held by these partnerships, which combined represent 6.69% of our outstanding shares of common stock.
Item 13. Certain Relationships and Related Transactions and Director Independence
Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with First Priority Bank in the ordinary course of business during the fiscal year ended December 31, 2008. Similar transactions may be expected to take place in the future. Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis. The amount of extensions of credit outstanding since January 1, 2008, to directors, officers, principal shareholders and any associate of such persons, did not exceed the lesser of $5.0 million or 10% of the Bank’s equity capital. The aggregate extensions of credit to all such persons, as a group, did not exceed 20% of the Bank’s equity during such period.

Item 14. Principal Accountant Fees and Services
The audit committee met 5 times in 2008. The committee engaged Beard Miller Company LLP as the independent accountants for First Priority for the years ended December 31, 2008, December 31, 2007 and December 31, 2006. The audit committee of the board of directors is composed of all non-management directors. The audit committee operates under a written charter.
The audit committee reviewed the audited financial statements of First Priority for the year ended December 31, 2008, and discussed them with management and First Priority’s independent accountants, Beard Miller Company LLP. The audit committee also discussed with the independent accountants the matters required by U.S. Statement of Auditing Standards SAS No. 61, as amended regarding the independence of the auditors. The audit committee has received from the independent accountants the written disclosures and letter required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence, and the audit committee has discussed the accountants’ independence from First Priority and management with Beard Miller Company LLP. Based on the review and discussions described above, the audit committee recommended to the board of directors that First Priority’s audited financial statements for the fiscal year ended December 31, 2008, be included in First Priority’s Annual Report for that fiscal year.
Fees of Independent Auditors
The following table sets forth the aggregate fees billed to the Company by Beard Miller Company LLP for the fiscal years ended December 31, 2008, and December 31, 2007.

December 31, 2008
Audit Fees	$92,941
Audit-Related Fees	$—
Tax Fees	$12,004
All Other Fees	$—

December 31, 2007
Audit Fees	$63,026
Audit-Related Fees	$49,227
Tax Fees	$8,406
All Other Fees	$—
Audit fees included the audit for First Priority Bank’s annual financial statements. Audit-related fees included services relating to accounting consultations and the review of registration statements in connection with the holding company reorganization and acquisition of Prestige Community Bank.

PART IV
Item 15. Exhibits, Financial Statement Schedules
3.	Exhibits
The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)
/s/ David E. Sparks,
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002