Form 10-K
period 2012-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2013-04-09
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-140879

First Priority Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-8420347
(State or other jurisdiction of Incorporation)	(IRS Employer Identification No.)

2 West Liberty Boulevard, Suite 104 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 280-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 22, 2013
Common Stock, $1.00 par value	6,346,194 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

First Priority Financial Corp.’s Registration Statement on Form S-4 did not contain the certified financial statements of First Priority for the year ended December 31, 2012, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, First Priority Financial Corp. is hereby filing such certified financial statements with the SEC, and certain additional information, under cover of the facing page of an Annual Report on Form 10-K.

FIRST PRIORITY FINANCIAL CORP.

i

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, and as such, statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority Financial Corp.’s actual results to differ materially from those anticipated events.

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

•	the occurrence of adverse changes in the securities markets;

•	the effects of changes in technology or in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	First Priority’s ability to effectively integrate the business and operations of Affinity Bank, which was acquired on February 28, 2013; and

•	First Priority’s success in managing the risks involved in the foregoing.

The effects of these factors are difficult to predict. New factors emerge from time to time, and we are not able assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date of this document.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this annual report or the date of any document incorporated by reference in this annual report.

ii

PART I

Item 1. Business.

First Priority Financial Corp.

First Priority was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger where each outstanding share of First Priority Bank common stock and each outstanding warrant to acquire a share of First Priority Bank common stock were converted into one share of First Priority common stock and one warrant to acquire First Priority common stock, First Priority Bank became a wholly-owned subsidiary of First Priority.

On February 29, 2008, First Priority acquired Prestige Community Bank (“Prestige”) and Prestige merged with and into First Priority Bank.

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank, jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. As of February 28, 2013, Affinity had total assets of $175 million, including $79 million in loans, and deposits of $150 million and operated five branches within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2012, First Priority had total assets of $275.1 million and total shareholders’ equity of $27.7 million. First Priority’s principal executive offices are located at 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355. The telephone number is (877) 533-4420.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2012, First Priority Bank had total assets of $275.1 million, total loans of $244.3 million, total deposits of $233.4 million and total shareholder’s equity of $27.6 million. First Priority Bank’s administrative headquarters and full service main office are located at 2 West Liberty Boulevard, Suite 104, Malvern, PA 19355. The main telephone number is (877) 533-4420.

First Priority Bank engages in a full service commercial and consumer banking business with strong private banking and individual wealth management services. First Priority Bank offers a variety of consumer, private banking and commercial loans, mortgage products and commercial real estate financing. First Priority Bank does not engage in sub-prime lending. In addition, First Priority Bank offers business and personal deposit products, and financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. In addition, various life insurance products are offered through First Priority Bank, and First Priority Bank has also entered into solicitation agreements with several investment advisors to provide portfolio management services for introduced customers of First Priority Bank. First Priority Bank currently provides its banking and wealth management services from each of its six branch locations, increasing to ten branch locations upon completion of the integration of Affinity’s branches.

The ability to originate loans and build a sound, growing loan portfolio is critically important to the success of First Priority Bank. First Priority Bank provides highly customized loan products offered with excellent service and expertise with a goal of timely responsiveness within the market. First Priority Bank delivers these products and quality services through a staff of highly experienced lenders who are properly supported in the marketplace by seasoned management. First Priority Bank’s lenders provide true relationship banking based upon a deep understanding of client needs, personal service, prompt decision making and customized banking solutions.

First Priority Bank currently seeks deposits and commercial and private banking relationships through its six banking offices, increasing to ten branch locations upon completion of the integration of Affinity’s branches. First Priority Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. First Priority Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. First Priority Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

First Priority and First Priority Bank do not currently own any real estate used in its operations.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building located in Malvern, Pennsylvania. In addition, after completion of the Company’s merger with Affintiy, First Priority Bank also leases office space located in the Wyomissing Office located at 1310 Broadcasting Road in Wyomissing, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Suite 104, Malvern, PA 19355	8,929	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter (1)	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(2)
Muhlenberg (1)	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(2)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Plumstead	5936 Easton Road, Pipersville, PA 18947	2,655	Leased
Reading (1)	29 N. 6th Street, Reading, PA, 19601	1,173	Leased
Sinking Spring (1)	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
Towamencin	1758 Allentown Road, Lansdale, PA 19446	3,000	Leased
Wyomissing	1200 Broadcasting Rd., Suite 103, Wyomissing, PA 19610	3,323	Leased
Wyomissing (1)	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased

(1)	Office locations added effective March 1, 2013 resulting from the merger with Affinity.
(2)	The buildings located at the Exeter and Muhlenberg locations are owned; but are located on leased property.

Item 3. Legal Proceedings.

A certain amount of litigation arises in the ordinary course of the business of First Priority and First Priority Bank. In the opinion of the management of First Priority, there are no proceedings pending to which the First Priority or First Priority Bank are a party or to which their property is subject, that, if determined adversely to them, would be material in relation to First Priority’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of First Priority and First Priority Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against First Priority or First Priority Bank by governmental authorities.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Priority is not traded on a national securities exchange, listing service, or similar trading platform for listing or quotation of securities, and there is currently no active or liquid public trading market for First Priority common stock. On February 28, 2013, First Priority completed a private placement of 1,268,578 shares of its common stock at a price of $5.22 per share. Such price may not reflect actual current market values.

First Priority has never paid a dividend on its common stock, and no assurance can be given that dividends will be declared on First Priority common stock in the foreseeable future. First Priority has no significant source of cash flow other than dividends from First Priority Bank. First Priority’s ability to pay dividends is subject to restrictions under both Federal and state banking laws which limit its ability to pay dividends.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2012, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008

Selected Financial Data:
Total assets	$275,146	$285,350	$267,732	$234,769	$214,657
Securities available for sale	16,679	25,261	24,953	33,327	37,759
Loans receivable	244,275	240,115	233,540	195,455	171,735
Allowance for loan losses	2,460	2,470	2,261	2,358	1,777
Deposits	233,043	245,736	227,693	189,755	169,459
Short-term borrowings	—	3,000	1,605	3,931	13,178
Long-term debt	13,000	8,000	8,000	8,000	8,000
Shareholders’ equity	27,710	27,444	26,902	27,679	20,301
Book value per common share	$5.82	$5.74	$5.57	$5.81	$6.50
Tangible book value per common share	$5.44	$5.36	$5.19	$5.43	$6.12
Selected Operating Data:
Interest income	$13,078	$13,625	$12,703	$11,153	$9,488
Interest expense	3,520	4,318	4,551	5,106	5,510

Net interest income before provision for loan losses	9,558	9,307	8,152	6,047	3,978
Provision for loan losses	640	1,082	1,307	1,309	588

Net interest income after provision for loan losses	8,918	8,225	6,845	4,738	3,390
Non-interest income	1,115	1,541	1,243	983	371
Non-interest expense	9,280	9,696	8,298	7,084	7,115

Net income (loss)	$753	$70	$(210)	$(1,363)	$(3,354)

Preferred dividend, including net amortization	532	532	471	269	—

Income (loss) to common shareholders	$221	$(462)	$(681)	$(1,632)	$(3,354)

Income (loss) per common share: Basic	$0.07	$(0.15)	$(0.22)	$(0.52)	$(1.14)
Diluted	$0.07	$(0.15)	$(0.22)	$(0.52)	$(1.14)
Cash dividends per common share	$—	$—	$—	$—	$—
Return on average assets	0.27%	0.02%	-0.08%	-0.61%	-1.92%
Return on average shareholders’ equity	2.70%	0.26%	-0.75%	-5.72%	-16.87%
Average equity to average assets	10.07%	9.68%	11.23%	10.74%	11.40%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the years ended December 31, 2012 and 2011, and its financial condition as of December 31, 2012 and 2011. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 beginning on page 32 of this document.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this report.

Readers should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of First Priority and could cause those results to differ materially from those expressed or implied in the forward-looking statements contained in this document.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of December 31, and for the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Total revenue (1)	$10,673	$10,848	$9,395	$7,030	$4,349

Net income (loss)	753	70	(210)	(1,363)	(3,354)

Total assets	275,146	285,350	267,732	234,769	214,657

Total loans receivable	244,275	240,115	233,540	195,455	171,735

Total deposits	233,043	245,736	227,693	189,755	169,459

(1)	Total revenue equals net interest income plus non-interest income

Like most financial institutions, First Priority derives the majority of its income from interest it receives on its interest-earning assets, such as loans and investments. First Priority’s primary source of funds for making these loans and investments is its deposits, on which it pays interest. Consequently, one of the key measures of First Priority’s success is its amount of net interest income, or the difference between the income on its average interest-earning assets and the expense on its average interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield First Priority earns on these average interest-earning assets and the rate it pays on its average interest-bearing liabilities, which is called its net interest spread.

There are risks inherent in all loans, and First Priority maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses is included.

In addition to earning interest on its loans and investments, First Priority earns income through other sources, such as fees and other charges to its banking customers and income from providing wealth management services, as well as net gains or losses realized from the sale of assets. The various components of non-interest income, as well as non-interest expense, are described in this section.

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, impairment of restricted investments in bank stocks, the determination of the allowance for loan losses, valuation of other real estate owned, the analysis of potential impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

Investment Securities Impairment Evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Management believes that there are no investment securities with other-than-temporary impairment for each of the reporting periods presented.

Restricted Investments in Bank Stocks. Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consists of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

During 2012, the Company received net capital stock redemptions of $124 thousand consisting of $454 thousand of stock redemptions while additional purchases required by borrowing activity totaled $330 thousand. During 2011, the Company received capital stock redemptions of $322 thousand. Further, in 2012, the FHLB declared dividends at an annualized rate of 0.10% in each of the first three quarters and a dividend at an annualized rate of 0.43% during the fourth quarter, payable to FHLB shareholders on each of these dates.

Allowance for Loan Losses. The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Management team with experience, depth, and knowledge in banking and in many areas of lending. Each contributes to the sound credit culture and control within the Bank.

5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.	The Bank engages a third party to perform an independent review of the loan portfolio as a measure for quality and consistency in credit evaluation and credit decisions.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A majority of the Bank’s loans are to business owners of many types. The Bank makes commercial loans for real estate development and other business purposes required by the customer base.

The Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have amortizations up to 30 years and home equity loans have maturities up to 10 years.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Typically, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, unless specific residential mortgage loans, home equity loans and other consumer loans are the subject of a troubled debt restructuring agreement or a particular loan has been specifically identified as impaired, the Company does not separately identify these type of loans for impairment disclosures,.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

See the Allowance for Loan Losses sections related to Balance Sheet Review as of December 31, 2012 and 2011 for more information.

Other Real Estate Owned. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (write-downs) are included in other non-interest expenses. Any gain or loss upon the sale of real estate owned is charged to operations as incurred.

Goodwill. Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return with the Bank.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. As a result of cumulative losses in the Company’s formative years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor.

The Company also considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. The strategy must be prudent and feasible; however, the Company does not need to have specific plans to implement the strategy, so long as there is an opportunity that the Company could implement in order to take advantage of net operating loss carryforwards. One such strategy would be using unrealized gains which exist on available for sale securities.

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented. As of December 31, 2012, First Priority had a total net deferred tax asset of $3.7 million (before the valuation allowance) which was fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2011, the Company had a total net deferred tax asset of $3.8 million (before the valuation allowance) which was also fully reserved through the related valuation allowance. The most significant component of the unrecognized deferred tax asset balances relates to a net operating loss carryforward of $6.8 million and $7.7 million, respectively, or a $2.3 million and $2.6 million tax impact computed at the statutory federal income tax rate of 34% as of December 31, 2012 and 2011, respectively, which expire in 2026 through 2030.

The Company also acquired a net operating losses (“NOL”) for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both December 31, 2012 and 2011, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Stock Based Compensation. Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on these management assumptions. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

Results of Operations

Income Statement Review

First Priority’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, consisting of income from wealth management services, fees and other charges to our banking customers, and net gains or losses realized from the sale of assets; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, including deferred taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

Summary

For the year ended December 31, 2012, First Priority reported net income of $753 thousand compared to $70 thousand for the year ended December 31, 2011. Reported results are before preferred dividends and amortization of a preferred warrant issued to the Treasury, totaling $532 thousand for each of the years ended December 31, 2012 and 2011 related to preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009. The resulting income to common shareholders, after the preferred dividends and amortization, was $221 thousand, or $0.07 per basic and fully diluted common share for the year ended December 31, 2012, compared to a loss to common shareholders of $462 thousand, or $0.15 per basic and fully diluted common share, on this same basis for the year ended December 31, 2011.

First Priority’s reported results improved $683 thousand in 2012 compared to 2011. Total revenue in 2012 was $10.67 million, compared to $10.85 million in 2011, as net interest income in 2012 was $9.56 million and non-interest income was $1.11 million, which included $685 thousand of gains recorded from the sale of investment securities available for sale. Net interest income in 2011 was $9.31 million and non-interest income was $1.54 million which included $1.11 million of gains recorded from the sale of investment securities available for sale. The provision for loan losses was $640 thousand in 2012 versus $1.08 million for the prior year. Operating expenses totaled $9.28 million in 2012 compared to $9.70 million in 2011, representing a decline of $416 thousand or 4.3%. The decline in operating expenses primarily reflects actions taken in 2011 to improve operating efficiencies and costs. Expenses in 2012 included merger related expenses of $484 thousand that relate to the Company’s merger with Affinity and deferred salary expense of $255 thousand related to the 2009 Deferred Compensation Plan. All other operating expenses, excluding these specific items, declined $1.16 million in 2012 compared to 2011.

Net Interest Income

First Priority’s primary source of revenue is net interest income. Net interest income is determined by the average balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded by First Priority is affected by the rate, mix and amount of growth of interest-earning assets and interest-bearing liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.

The following table sets forth, for the years ended December 31, 2012 and 2011, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. Non-accruing loans averaged $6.2 million and $5.2 million for the years ended December 31, 2012 and 2011, respectively.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$242,083	$12,293	5.08%	$238,456	$12,643	5.30%

Taxable investment securities	22,370	687	3.07%	26,304	960	3.65%
Nontaxable investment securities	2,134	91	4.27%	210	10	4.51%

Total investment securities	24,504	778	3.18%	26,514	970	3.66%

Federal funds sold	17	—	0.18%	—	—	—
Deposits with banks and other	1,651	7	0.44%	4,773	12	0.26%

Total interest earning assets	268,255	13,078	4.88%	269,743	13,625	5.05%

Non-interest-earning assets	8,847			10,984

TOTAL ASSETS	$277,102			$280,727

Interest-bearing liabilities:
Demand, interest-bearing	$7,231	22	0.30%	$2,924	8	0.27%
Money market and savings	54,866	351	0.64%	50,770	441	0.87%
Time deposits	148,157	2,914	1.97%	166,914	3,530	2.11%
Borrowed funds	11,359	233	2.06%	11,494	339	2.95%

Total interest-bearing liabilities	221,613	3,520	1.59%	232,102	4,318	1.86%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	26,310			20,261
Other liabilities	1,276			1,181

Shareholders’ equity	27,903			27,183

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,102			$280,727

Net interest income/rate spread		$9,558	3.29%		$9,307	3.19%

Net interest margin			3.56%			3.45%

Net interest income increased 2.7%, or $251 thousand, in 2012 to $9.56 million from $9.31 million for the same period in 2011. The increase in net interest income resulted from growth of average loans outstanding with less dependence on interest bearing liabilities due to incremental funding provided by an increase in average non-interest bearing demand deposits of $6.0 million. Total average interest earning assets during 2012 declined $1.4 million, or 0.5%, from $269.7 million in 2011 to $268.3 million in 2012; however, average loans grew $3.6 million, or 1.5%, from an average of $238.5 million to $242.1 million while average investments declined $2.0 million and overnight funds declined $3.1 million when comparing these same periods. Average interest bearing liabilities decreased $10.5 million, or 4.5%, in 2012 from $232.1 million in 2011 to $221.6 million in 2012, including decreases in time deposits of $18.8 million, while less costly money market and savings deposits grew $4.1 million and NOW accounts grew $4.3 million.

Net interest margin increased 11 basis points from an average of 3.45% in 2011 compared to 3.56% in 2012. Reflecting the declining interest rate environment, First Priority’s average yield on earning assets declined 17 basis points compared to the prior year from 5.05% to 4.88%, while the average cost of funds declined 27 basis points from 1.86% to 1.59%. Average rates on money market and savings deposits declined 23 basis points, time deposit average rates declined 14 basis points and the average cost of borrowings declined 89 basis points in the current year compared to the prior year. The federal funds rate remained constant throughout the year as set by the Federal Open Market Committee (“FOMC”) of the Federal Reserve at a range of 0.00% to 0.25%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, increased 10 basis points from 3.19% for 2011 to 3.29% in 2012. This increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities as well as the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined between the two periods consistent with the current lower level of market rates of interest. At the same time, average loan yields also declined due to the high level of loan repayments and repricings of loans. The positive shift in net interest spread was further impacted by the general shift of balances into higher yielding assets, as average loans increased while investments and overnight funding declined, and a higher level of lower costing liabilities, including the incremental funding provided by a higher level of non-interest bearing deposits.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income table below, total net interest income increased $251 thousand in 2012 compared to 2011, of which the relative change of balances accounted for an increase of $466 thousand while a shift in our rate structure resulted in a decrease in net interest income of $215 thousand. The relative change in balances of average earning assets provided an additional $128 thousand in interest income, $190 thousand provided from loan growth offsetting declines of $51 thousand and $11 thousand attributable to investments and overnight funds, respectively. The overall decline in interest-bearing liabilities, primarily time deposits, resulted in lower interest expense of $338 thousand when comparing 2012 to 2011. Changes related to lower yields on average interest earning assets had a negative impact of $675 thousand on net interest income while lower rates on average interest-bearing liabilities resulted in a positive impact, or lower interest expense of $460 thousand when comparing these periods.

The following table sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	Years ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$190	$(540)	$(350)
Taxable investment securities	(133)	(140)	(273)
Nontaxable investment securities	82	(1)	81

Total investment securities	(51)	(141)	(192)
Federal funds sold	—	—	—
Deposits with banks and other	(11)	6	(5)

Total interest earning assets	128	(675)	(547)

Interest expense:
Demand, interest-bearing	13	1	14
Money market and savings	33	(123)	(90)
Time deposits	(380)	(236)	(616)
Borrowed funds	(4)	(102)	(106)

Total interest bearing liabilities	(338)	(460)	(798)

Change in net interest income	$466	$(215)	$251

Provision for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against operations. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance as recoveries.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on known or potential risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available or economic conditions change.

At the end of each quarter or more often, if necessary, First Priority analyzes the collectability of its loans and accordingly adjusts the loan loss allowance to an appropriate level. The allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. For a description of the process for determining the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” section below.

The provision for loan losses decreased $442 thousand in 2012 to $640 thousand as compared to $1.08 million for 2011. The level of provision is impacted by the analysis of the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume, which increased $4.2 million during 2012 compared to a $6.6 million increase in outstanding loans for the same period in 2011. The higher level of provision for loan losses in 2011 was also attributable to an increased level of non-performing loans during 2011. Net charge-offs for 2012 and 2011, totaled $650 thousand and $873 thousand, respectively. The allowance for loan losses was $2.5 million as of both December 31, 2012 and 2011, respectively, which represented 1.01% and 1.03% of total loans outstanding at each respective date.

Non-Interest Income

Non-interest income totaled $1.12 million in 2012 compared to $1.54 million in 2011. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers. In addition, First Priority recorded $685 thousand of gains from the sale of investment securities available in 2012 compared to $1.11 million recorded for the same period in 2011. First Priority elected to sell certain investment securities in each year under the respective economic environments to take advantage of favorable market conditions.

Components of non-interest income are shown in the table below:

	For the year ended December 31,
	2012	2011
	(Dollars in thousands)

Non-Interest Income
Wealth management fee income	$255	$265
Service charges on deposits	70	86
Other branch fees	61	54
Loan related fees	29	15
Gains on sales of investment securities	685	1,114
Other	15	7

Total Non-Interest Income	$1,115	$1,541

Non-Interest Expenses

Non-interest expenses were $9.28 million in 2012 compared to $9.70 million for the same period in the prior year, a decline of $416 thousand, or 4.3%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended December 31,
	2012	2011
	(Dollars in thousands)

Non-Interest Expenses
Salaries and employee benefits	$5,366	$5,264
Occupancy and equipment	1,042	1,064
Data processing equipment and operations	518	455
Professional fees	516	719
Marketing, advertising and business development	71	116
FDIC insurance assessments	243	282
Pennsylvania bank shares tax expense	227	175
Collateral protection expense	168	594
Merger related costs	484	—
Other real estate owned costs	50	495
Other	595	532

Total Non-Interest Expenses	$9,280	$9,696

Salaries and employee benefits totaled $5.37 million in 2012 compared to $5.26 million for the same period in 2011, an overall increase of $102 thousand between the comparable periods. During the second quarter of 2012, management made a determination that it was more likely than not that First Priority would meet the requirements of the 2009 Deferred Compensation Plan by the end of 2012; and therefore, accrued all related expenses required by the Plan totaling $255 thousand. These expenses consisted of $193 thousand of previously deferred salary expense, $15 thousand of related interest calculated on deferred salaries and $47 thousand of compensation costs related to the issuance of restricted stock. Excluding the one-time impact of this accrual, salary and benefit costs would have declined $153 thousand, or 2.9%, in 2012 compared to the prior year. This reduction is primarily related to overall staff reductions initiated by First Priority during 2011.

Occupancy and equipment expenses were $1.04 million in 2012 compared to $1.06 million for the prior year, a decline of $22 thousand, or 2.1%, primarily related to lower utilities expenses in the current year.

Data processing expenses increased $63 thousand, or 13.8%, in 2012 to $518 thousand compared to $455 thousand for the same period in 2011, primarily due to the increased cost of outsourced core banking services processing related to a higher level of banking customer activity.

Professional fees declined $203 thousand, or 28.2%, to $516 thousand for the year ended December 31, 2012 compared to $719 thousand for the same period in the prior year. This decrease is due to a decline of $230 thousand in legal costs to $169 thousand in 2012 from $399 thousand in 2011, primarily related to a lower level of litigation costs. The Bank’s previously outstanding litigation related to protecting its interests on three life insurance policies, which served as collateral on related loans, was settled in July 2012.

Direct marketing, advertising and business development costs declined $45 thousand, from $116 thousand to $71 thousand, when comparing 2011 to 2012, respectively. This decrease relates to a lower requirement for deposit specific advertising in 2012 as funding requirements were reduced.

FDIC insurance assessment expense decreased $39 thousand, or 13.8%, from $282 thousand to $243 thousand when comparing the 2012 to the prior year. Effective with the second quarter of 2011, the FDIC changed the assessment base for calculating deposit insurance premiums for financial institutions from outstanding deposits an institution maintains to total assets less Tier I capital. This change benefited many community banks due to the generally more conservative makeup of their balance sheets. The FDIC continues to utilize risk-based premium rates which they determine based on their evaluation of an individual institution.

The Pennsylvania bank shares tax expense was $227 thousand in 2012 compared to $175 thousand for the same period in 2011, an increase of $52 thousand, or 29.7%. This tax is calculated based on the reported level of equity, adjusted for exclusions and other items.

Collateral protection expense decreased $426 thousand, or 71.7% in 2012 compared to the same period in 2011 which consists of life insurance premiums paid by First Priority Bank to secure First Priority Bank’s position and protect its interest on three life insurance policies, which serve as collateral on related loans. First Priority Bank recorded incremental expenses in 2011 of approximately $300 thousand related to premium costs covering the period from February 2010 through December 2011. Following an agreement in principle reached on June 25, 2012, on July 27, 2012, First Priority Bank entered into a settlement and release agreement whereby it was agreed that First Priority Bank was paid $1.2 million for the release of the collateral and payment on the June 30, 2012 outstanding loan balance. Accordingly, collateral protection expense related to these three life insurance policies was eliminated as of that date.

First Priority Bank recorded $484 thousand in merger related costs during 2012 for expenses paid or incurred related to the Company’s merger with Affinity.

Other real estate owned expenses consist of charges related to properties which were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for Bank loans. These expenses totaled $50 thousand in 2012, consisting primarily of valuation reserves for possible losses, compared to $495 thousand in 2011, which included expenses related to the disposition and sale of one property totaling $316 thousand, $117 thousand related to valuation reserves for possible losses on other real estate, and $62 thousand to acquire or maintain these properties.

All other expenses increased $63 thousand to $595 thousand in 2012 from $532 thousand for the same period in 2011, an increase of 11.8%. This increase is partially related to costs related to holding and maintaining repossessed assets, which consisted of two manufactured homes, which totaled $56 thousand in 2012 compared to $30 thousand in 2011. These assets were liquidated during 2012 and there were no repossessed assets as of December 31, 2012.

Provision for Income Taxes

Management considers various factors in evaluating the need for a valuation allowance related to the Company’s net deferred tax asset, including but not limited to forecasted future earnings, which management believes provides positive evidence to support the utilization of the deferred tax asset in the future, and the negative evidence of accumulated operating losses that First Priority experienced during the Company’s start-up years. Management concluded that the weight of the positive evidence of future earnings was not sufficient to outweigh the negative evidence of prior period losses, and therefore, this analysis does not support the more likely than not requirement to reduce any portion of the valuation allowance for deferred tax assets at this time.

First Priority has NOL carryforwards available to reduce future federal income taxes of approximately $6.8 million at December 31, 2012, which expire in 2026 through 2030. In addition, First Priority also acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2012 and is subject to certain limitations and expires in 2028 if not fully utilized. As First Priority is able to utilize the acquired NOL, the impact of this reduction in First Priority’s tax liability is recognized as a reduction of goodwill.

Financial Condition as of December 31, 2012 and December 31, 2011

Balance Sheet Review

Overview

Total assets at December 31, 2012 were $275.1 million, representing a decrease of $10.3 million, or 3.6%, when compared to total assets of $285.4 million at December 31, 2011. Total assets at December 31, 2012 consisted primarily of loans outstanding of $244.3 million, investment securities available for sale of $16.7 million and cash and cash equivalents of $11.0 million. At December 31, 2011, total assets consisted primarily of loans outstanding of $240.1 million, investment securities available for sale of $25.3 million and cash and cash equivalents of $16.2 million.

Total loans outstanding of $244.3 million at December 31, 2012 represented an increase of $4.2 million, or 1.7%, when compared to loans outstanding of $240.1 million at December 31, 2011. New loans totaling approximately $40 million were originated during the year; however, the growth was offset by a similar level of refinancings and paydowns as borrowers took actions to deleverage their balance sheets or looked to refinance loans in a highly competitive interest rate environment. First Priority’s investment portfolio size declined $8.6 million, or 34.0%, from December 31, 2011, reflecting the net effect of calls, sales and purchases during the current year. Other non-earning assets declined $590 thousand, or 9.5%, and totaled $5.6 million at December 31, 2012 compared to $6.2 million at December 31, 2011.

Deposits totaled $233.0 million at December 31, 2012 compared to $245.7 at December 31, 2011, a decrease of $12.7 million or 5.2%. The decline in deposits outstanding reflects management’s decision to reduce higher costing certificates of deposit, which declined $23.5 million, or 14.8%, from $159.3 million to $135.8 million, as retail originated certificates of deposit balances declined $14.9 million and brokered CDs declined $8.6 million. First Priority’s emphasis on gathering core deposits continued in 2012 as non-interest bearing deposits grew $4.4 million, or 18.5%, to $28.2 million over the December 31, 2011 balances totaling $23.8 million, while interest bearing NOW accounts increased $4.3 million, or 84.3% from $5.1 million to $9.4 million and money market and savings deposits grew $2.1 million, or 3.7% to $59.6 million from $57.5 million when comparing these same periods. At the same time, short term borrowings of $3.0 million as of December 31, 2011 were paid off as of the end of the current year while long term debt increased $5.0 million, from $8.0 million to $13.0 million, when comparing these same periods.

Equity capital at December 31, 2012 was $27.7 million, representing an increase of $266 thousand from $27.4 million at December 31, 2011. Book value per common share at December 31, 2012 was $5.82 compared to $5.74 at December 31, 2011 and tangible book value per common share was $5.44 and $5.36, respectively, when comparing these same periods. Total risk based capital at First Priority Bank at December 31, 2012 was 12.48% compared to 12.61% at December 31, 2011, both well above regulatory requirements to be classified as “well capitalized”.

Investments

First Priority’s investment portfolio totaled $16.7 million at December 31, 2012 and $25.3 million at December 31, 2011, and accounted for 6.2% and 9.1% of earning assets at these respective dates. All investment securities were classified as available for sale and accounted for at fair market value, with the difference between fair market value and amortized cost reflected in the capital account as other comprehensive income or loss. Net unrealized gains totaled $683 thousand and $861 thousand at December 31, 2012 and December 31, 2011, respectively. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The investment portfolio at December 31, 2012 was comprised principally of federal agency securities (6.0%), agency mortgage backed securities (22.1%), obligations of states and political subdivisions (71.1%; primarily federal taxable municipal securities) and an overnight money market fund (0.8%). Approximately 33% of the investment portfolio was rated AAA by Moody’s or Standard and Poor’s, or had an implied rating of AAA, while the remaining 67% was rated investment grade or higher. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2012 or December 31, 2011 and recorded no OTTI charges during the twelve months ended December 31, 2012 or in the year 2011.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2012. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	As of December 31, 2012
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$—	—	$1,001	1.25%	$—	—	$1,001	1.25%
Obligations of states and political subdivisions	—	—	—	—	1,637	4.05%	10,220	4.65%	11,857	4.57%
Agency mortgage backed securities	—	—	—	—	—	—	3,681	2.20%	3,681	2.20%
Money market mutual fund	140	0.01%	—	—	—	—	—	—	140	0.01%

Total investments available for sale	$140	0.01%	$—	—	$2,638	2.99%	$13,901	4.00%	$16,679	3.80%

The amortized cost and fair value of First Priority’s investments (all available for sale) as of each of the three years ended December 31, 2012, 2011 and 2010 are shown in the following table:

	As of December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

U.S. Government agency securities	$1,000	$1,001	$6,000	$6,007	$15,095	$15,070

Obligations of states and political subdivisions	11,304	11,857	8,511	9,053	9,506	9,537

Agency mortgage backed securities	3,552	3,681	9,861	10,173	—	—

Money market mutual fund	140	140	28	28	346	346

Total investments available for sale	$15,996	$16,679	$24,400	$25,261	$24,947	$24,953

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At December 31, 2012 and December 31, 2011, First Priority Bank had a $50 thousand investment in the common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority Bank had investments in the common stock of the FHLB totaling $1.29 million and $1.41 million as of December 31, 2012 and December 31, 2011, respectively. During 2012 and 2011, the Company received net capital stock redemptions of $124 thousand and $322 thousand, respectively. 2012 activity included $454 thousand of stock redemptions while additional purchases required by borrowing activity totaled $330 thousand. Further, in 2012, the FHLB declared dividends at an annualized rate of 0.10% in each of the first three quarters and a dividend at an annualized rate of 0.43% during the fourth quarter, payable to FHLB shareholders on each of these dates.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2012, total loans were $244.3 million, representing an increase of $4.2 million or 1.7% from total loans outstanding of $240.1 million at December 31, 2011. The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2012.

	As of December 31,
	2012		2011		2010		2009		2008
	(Dollars in thousands)
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total

Commercial & Industrial	$62,366	26%	$58,741	24%	$57,546	25%	$51,567	26%	$47,729	28%
Commercial Mortgage	93,775	38%	82,190	34%	75,663	32%	56,260	29%	35,624	21%
Commercial Construction	4,112	2%	4,494	2%	4,693	2%	5,847	3%	13,678	8%

Total Commercial	160,253	66%	145,425	60%	137,902	59%	113,674	58%	97,031	57%

Residential Mortgages	49,354	20%	57,263	24%	57,618	25%	42,011	22%	39,460	23%

Home Equity Lines	20,654	8%	20,945	9%	19,186	8%	17,511	9%	15,220	9%
Other Consumer	14,298	6%	16,685	7%	19,050	8%	22,338	11%	20,007	11%

Total Consumer	34,952	14%	37,630	16%	38,236	16%	39,849	20%	35,227	20%

Total Loans	244,559	100%	240,318	100%	233,756	100%	195,534	100%	171,718	100%

Net deferred loan (fees) or costs	(284)	—	(203)	—	(216)	—	(79)	—	17	—

Total	$244,275	100%	$240,115	100%	$233,540	100%	$195,455	100%	$171,735	100%

A majority of First Priority Bank’s loans are to business owners of many types. First Priority Bank makes commercial loans for real estate development and other business purposes required by its customer base.

First Priority Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial mortgage loans include loans to finance commercial real estate properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale or lease of the subject property. Commercial mortgage loans typically require a loan to value ratio of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Pricing for residential mortgages and home equity loans is subject to market conditions, the applicant’s qualified credit bureau score and the collateral’s loan to value ratio. Residential mortgages have amortization terms up to but not longer than 30 years and home equity loans generally have maturities up to 10 years.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2012, total commercial mortgage loans of $93.8 million consisted of $66.8 million of loans to finance commercial business properties, of which 53% are owner occupied, $7.4 million to finance, and are secured by, multifamily properties, $17.6 million secured by 1-4 family residential dwelling properties for business purposes, and $2.0 million for other purposes.

As of December 31, 2011, total commercial mortgage loans of $82.2 million consisted of $55.7 million of loans to finance commercial business properties, of which 51% are owner occupied, $15.4 million of loans secured by 1-4 dwelling properties for business purposes, $10.5 million of loans to finance and are secured by multifamily properties and $557 thousand of construction and land development loans.

The payment experience of certain non-owner occupied commercial mortgage loans may be dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject to a greater extent to adverse conditions in the economy. In dealing with these risk factors, First Priority generally limits itself to a real estate market or to borrowers with which First Priority has experience. First Priority generally concentrates on originating commercial real estate loans secured by properties located within its market area and many of First Priority’s commercial real estate loans are secured by owner-occupied property with personal guarantees of the debt.

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios which as of December 31, 2012, totaled 20% and 180% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2012 and 2011.

	At December 31, 2012
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)

Commercial and Industrial	$44,768	$14,018	$3,580	$62,366
Commercial Mortgage	13,082	59,523	21,170	93,775
Commercial Construction	4,112	—	—	4,112
Residential Mortgage Loans	3,688	4,402	41,264	49,354
Home Equity Lines of Credit	—	5,750	14,904	20,654
Other Consumer	11,109	1,684	1,505	14,298

Total Loans	$76,759	$85,377	$82,423	$244,559

Percentage composition of maturity	31%	35%	34%	100%

Loans with fixed predetermined interest rates (1)	$26,319	$69,034	$10,527	$105,880
Loans with variable or floating interest rates (2)	50,440	16,343	71,896	138,679

Total Loans	$76,759	$85,377	$82,423	$244,559

(1)	Includes floating rate loans that are fixed at current interest rate floors.
(2)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

	At December 31, 2011
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)

Commercial and Industrial	$38,940	$16,578	$3,223	$58,741
Commercial Mortgage	8,659	52,916	20,615	82,190
Commercial Construction	4,494	—	—	4,494
Residential Mortgage Loans	5,050	6,930	45,283	57,263
Home Equity Lines of Credit	332	4,118	16,495	20,945
Other Consumer	9,544	4,820	2,321	16,685

Total Loans	$67,019	$85,362	$87,937	$240,318

Percentage composition of maturity	28%	35%	37%	100%

Loans with fixed predetermined interest rates (1)	$19,342	$63,946	$14,158	$97,446
Loans with variable or floating interest rates (2)	47,677	21,416	73,779	142,872

Total Loans	$67,019	$85,362	$87,937	$240,318

(1)	Includes floating rate loans that are fixed at current interest rate floors.
(2)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

Credit Quality

First Priority Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$1,932	$—
Non-accrual loans	4,093	6,816	1,356	2,772	709

Total non-performing loans (1)	4,093	6,816	1,356	4,704	709
Other real estate owned	184	230	2,223	—	—
Repossessed assets (2)	—	89	46	—	—

Total non-performing assets (3)	4,277	7,135	3,625	4,704	709

Performing troubled debt restructurings (4)	4,279	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$8,556	$7,135	$3,625	$4,704	$709

Non-performing loans as a percentage of total loans	1.68%	2.84%	0.58%	2.41%	0.41%
Non-performing assets as a percentage of total assets	1.55%	2.50%	1.35%	2.00%	0.33%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	3.11%	2.50%	1.35%	2.00%	0.33%
Ratio of allowance to non-performing loans at end of period	60%	36%	167%	50%	251%
Ratio of allowance to non-performing assets at end of period	58%	35%	62%	50%	251%
Allowance for loan losses as a percentage of total loans	1.01%	1.03%	0.97%	1.21%	1.03%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, that has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $4.1 million at December 31, 2012, a decline of $2.7 million from the $6.8 million at December 31, 2011. Non-performing loans as a percentage of total loans at December 31, 2012 was 1.68%, down from 2.84% at December 31, 2011. Other real estate owned totaled $184 thousand at December 31, 2012 compared to $230 thousand at December 31, 2011. There were no repossessed assets at December 31, 2012; repossessed assets consisting of manufactured housing totaled $89 thousand at December 31, 2011. Non-performing assets totaled $4.3 million, or 1.55% of total assets, as of December 31, 2012, compared to $7.1 million, or 2.50% of total assets as of December 31, 2011.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2012, First Priority’s performing troubled debt restructurings totaling $4.3 million consisted of two commercial loans and one residential real estate loan. One commercial loan with a current balance of $818 thousand was restructured in the first quarter of 2012 which included the extension of the loan’s maturity date at a current market rate. Another commercial loan with a current outstanding balance of $3.3 million which was previously restructured and placed on non-accrual status due to financial difficulties of the business and was extended by the Bank at a below market rate for a specific period of time. This loan, along with a related residential mortgage loan with a current balance of $132 thousand, were reclassified to performing status in the fourth quarter of 2012 based on improving financial performance of the company, and are considered performing troubled debt restructurings after paying as agreed for the majority of 2012. As of December 31, 2011, there were 3 loans classified as troubled debt restructurings with an outstanding balance of $3.98 million, of which, as discussed above, 2 of these loans were subsequently identified as performing troubled debt restructurings related to outstanding balances as of December 31, 2011 totaling $3.54 million.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the Allowance for Loan Losses section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of December 31, 2012 and December 31, 2011, loans past due 30 to 89 days and still accruing totaled $674 thousand and $764 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.95% and 3.16%, respectively, of total loans outstanding.

Allowance for loan losses

The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated credit losses on existing loans that may become impaired. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Risks within the loan portfolio are analyzed on a continuous basis by the management of First Priority Bank, periodically analyzed by an external independent loan review function, and are also reviewed by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates the risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

First Priority uses a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $74 thousand and $152 thousand for the years ended December 31, 2012 and 2011, respectively.

Based on the information available as of December 31, 2012, management believes that the allowance for loan losses of $2.5 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at the beginning of period	$2,470	$2,261	$2,358	$1,777	$1,055

Charge-offs:
Commercial	450	544	1,094	171	1
Commercial mortgage	32	—	333	307	15
Home equity lines of credit	190	259	—	250	—
Other consumer	—	72	—	—	—

Total loans charged off	672	875	1,427	728	16

Recoveries:
Commercial	3	2	23	—	—
Other consumer	19	—	—	—	—

Total recoveries	22	2	23	—	—

Net loans charged off	650	873	1,404	728	16

Acquired reserve in business combination	—	—	—	—	150
Provision charged to operations	640	1,082	1,307	1,309	588

Balance at end of period	$2,460	$2,470	$2,261	$2,358	$1,777

Average loans (1)	$242,083	$238,456	$208,818	$185,524	$141,293

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.27%	0.37%	0.67%	0.39%	0.01%
Allowance for loan losses as a percentage of total loans	1.01%	1.03%	0.97%	1.21%	1.03%

(1)	Includes non-accrual loans

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	As of December 31,
	2012		2011		2010		2009		2008
	(Dollars in thousands)
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$566	26%	$1,404	24%	$321	25%	$1,110	26%	$572	28%
Commercial Mortgage	559	38%	198	34%	487	32%	559	29%	211	21%
Commercial Construction	31	2%	10	2%	9	2%	43	3%	52	8%
Residential Mortgage Loans	176	20%	190	24%	382	25%	140	22%	179	23%
Home Equity Lines of Credit	89	8%	94	9%	123	8%	89	9%	33	9%

Other Consumer	41	6%	34	7%	103	8%	77	11%	37	11%

Total Allocated	1,462	100%	1,930	100%	1,425	100%	2,018	100%	1,084	100%

Unallocated	998		540		836		340		693

Total	$2,460		$2,470		$2,261		$2,358		$1,777

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $616 thousand has been provided on impaired loans of $10.7 million at December 31, 2012 compared to a specific allocation of $1.4 million related to $7.7 million of impaired loans at December 31, 2011. The lower level of the specific allocation for loan losses is attributable to relative collateral values on currently identified impaired loans and due to partial charge-offs processed on previously impaired loans. The December 31, 2012 qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses of $846 thousand compared to $568 thousand at December 31, 2011.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2012, these loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding. As of December 31, 2011, these same classifications of loans totaled $37.3 million and $30.5 million, respectively, or 15.7% and 12.8%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $233.0 million at December 31, 2012, a decrease of $12.7 million, or 5.2%, from $245.7 million at December 31, 2011. It is a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. For the period ended December 31, 2012 compared to December 31, 2011, First Priority recorded increases in transaction account balances of $8.7 million, or 30.1%, with non-interest bearing transaction accounts increasing $4.4 million and interest bearing transaction accounts increasing $4.3 million. During this period money market and savings accounts increased $2.1 million, or 3.7%, for a net increase in these key core deposit categories of $10.8 million, or 12.5%, while retail originated certificates of deposit declined by $14.9 million, and brokered certificates of deposit decreased $8.6 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2012 and December 31, 2011, brokered deposits totaled $48.5 million and $57.1 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 19 – “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three years ended December 31, 2012.

	For the year ended December 31,
	2012		2011		2010
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$26,310		$20,261		$15,033

Demand, interest bearing	7,231	0.30%	2,924	0.27%	1,738	0.32%
Money market and savings deposits	54,866	0.64%	50,770	0.87%	47,306	0.97%
Time deposits	148,157	1.97%	166,914	2.11%	141,675	2.62%

Total interest-bearing deposits	210,254	1.56%	220,608	1.80%	190,719	2.19%

Total deposits	$236,564		$240,869		$205,752

The maturity distribution of time deposits of $100,000 or more as of December 31, 2012, is as follows:

December 31, 2012
(Dollars in thousands)
Three Months or Less	$4,831
Over Three Through Six Months	3,263
Over Six Through Twelve Months	8,095
Over Twelve Months	16,860

TOTAL	$33,049

Short-Term Borrowed Funds

Short-term borrowings of $3.0 million as of December 31, 2011 were paid off as of the end of the current year. Short term borrowings as of December 31, 2011 consisted of overnight borrowings from the FHLB. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB, by a specific pledge of certain Bank investment assets and by a blanket lien on First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2012 and 2011. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	2012	2011
	(Dollars in thousands)

Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month end balance	$—	$—
Average daily balance during the year	$15	$54
Weighted average rate during the year	0.58%	1.01%

Other short-term borrowings:
Balance at year end	$—	$3,000
Weighted average rate at year end	—	0.34%
Maximum month end balance	$8,900	$11,000
Average daily balance during the year	$3,146	$3,440
Weighted average rate during the year	0.26%	0.23%

Long-Term Debt

Long term debt totaled $13.0 million at December 31, 2012, an increase of $5.0 million from $8.0 million at December 31, 2011. These borrowings consisted of advances from the FHLB with an average interest rate of 1.37% and 4.08% and average remaining life of 3.6 years and 0.7 years, as of each of these respective dates. The increase in longer term borrowings reflects management’s decision to lock in some longer term funding at historic low interest rates. Long term borrowings from the FHLB cannot be called by the FHLB and therefore will provide interest rate protection in a rising rate environment. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on First Priority Bank’s loan portfolio. In December, 2011, First Priority Bank was notified by the FHLB that it no longer needed to collateralize borrowings with physical delivery of loan collateral. Balances of FHLB long-term debt averaged $8.2 million for the year ended December 31, 2012 and $8.0 million during the same period in 2011 with an average rate of 2.75% in 2012 and 4.14% for the same period in 2011. The maximum month end balance of these borrowings was $13.0 million and $8.0 million for the years ended December 31, 2012 and 2011, respectively.

Capital Resources

Under TARP, the Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions. This program was created to stabilize the financial system by directly infusing capital into healthy, viable institutions, thereby increasing their capacity to lend to U.S. businesses and consumers and support the U.S. economy. On February 20, 2009, First Priority issued to the Treasury 4,579 shares of First Priority’s Series A preferred stock and a warrant to purchase, on a net basis, 229 shares of First Priority’s Series B preferred stock, which was immediately exercised, for an aggregate purchase price of $4.6 million under the TARP CPP.

On May 21, 2009, the Treasury announced an expansion of the TARP CPP for small community banks to help stimulate lending to small to medium size businesses. On December 18, 2009, First Priority entered into an additional purchase agreement with the Treasury as part of the Treasury’s TARP CPP for Small Banks, pursuant to which First Priority issued and sold, and the Treasury agreed to purchase 4,596 shares of Series C preferred stock, $100.00 par value per share, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $4.6 million (see Note 14 of the Notes to Consolidated Financial Statements).

On June 19, 2012, the Treasury notified First Priority via a letter that it was considering inclusion of First Priority’s TARP preferred stock as part of a series of pooled auctions of CPP investments. The Treasury also offered First Priority the opportunity to opt-out of the pooled auction if the Company decided, with regulatory approval, to make a bid to repurchase all of the remaining outstanding CPP securities or designate a single (or single group of investors) to make a bid to purchase these securities. Subsequently, as permitted, First Priority opted out of such pooled auction and has entered into an agreement to designate a third party to make a bid to purchase these securities. In addition, the third party granted First Priority an option to purchase, in whole or in part and from time to time, shares of TARP preferred stock it owns during a 27-month period commencing on the date of the third party’s purchase from the Treasury, at agreed upon prices not to exceed the liquidation preference for such preferred stock, in addition to all accrued but unpaid dividends and interest.

Subsequently, on February 8, 2013, the U.S. Department of the Treasury sold its entire holdings of the Company’s preferred stock as part of its ongoing efforts to wind down and recover its remaining Capital Purchase Program (“CPP”) investments in financial institutions through a modified Dutch auction methodology by offering to domestic qualified institutional buyers and certain domestic institutional accredited investors an opportunity to purchase the Company’s preferred stock from the Treasury. Of the 9,404 shares sold by the Treasury, 796 shares were acquired by the previously discussed third party investor. Upon final closing of the sale of these securities to private investors, the previously placed limitations on executive payments became no longer in effect. There were no additional changes to the previously existing outstanding preferred stock which resulted from the sale to private investors.

Shareholders’ equity totaled $27.7 million and $27.4 million at December 31, 2012 and December 31, 2011, respectively. The increase in shareholders’ equity of $266 thousand during 2012 resulted from net income recorded of $753 thousand and stock option compensation expense totaling $170 thousand, offset by a decrease in unrealized gains on securities available for sale of $178 thousand and preferred dividends paid of $479 thousand.

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

First Priority Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity and qualifying preferred stock, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses, subject to certain limitations, and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

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

Brokered certificates of deposit, which are used by First Priority Bank as a cost effective funding alternative, totaled $48.5 and $57.1 million at December 31, 2012 and December 31, 2011, respectively. The FDIC places restrictions on banks with regards to issuing brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.

The following table sets forth First Priority Bank’s capital ratios for the three years ended December 31, 2012. For each period, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well- Capitalized”	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010

First Priority Bank:
Total risk-based capital	10.00%	12.48%	12.61%	12.87%
Tier 1 risk-based capital	6.00%	11.39%	11.48%	11.82%
Tier 1 leverage capital	5.00%	9.40%	8.81%	9.82%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio remained relatively constant from December 31, 2011 to December 31, 2012. The impact was a result of an increase in risk weighted assets of $5.9 million which was partially offset by an increase in equity capital. The increase in Tier 1 leverage ratio is primarily due to a decrease in average assets of $13.0 million between the calculation periods.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2012.

	At or for the years ended December 31,
	2012	2011	2010	2009	2008

Return on average assets	0.27%	0.02%	-0.08%	-0.61%	-1.92%
Return on average equity	2.70%	0.26%	-0.75%	-5.72%	-16.87%
Average equity to average assets ratio	10.07%	9.68%	11.23%	10.74%	11.40%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in First Priority’s consolidated financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, the assets and liabilities of financial institutions, such as First Priority and First Priority Bank, are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on its performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. First Priority seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Arrangements

Through the operations of First Priority Bank, First Priority has made contractual commitments to extend credit, in the ordinary course of its business activities, to meet the financing needs of customers. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on the balance sheets. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses. The same credit and collateral policies are used in making these commitments as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis and collateral is obtained, if necessary, based on the credit evaluation of the borrower. The amount of collateral obtained, if deemed necessary by First Priority Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

As of December 31, 2012 and December 31, 2011, First Priority had unfunded loan commitments to extend credit of $53.7 million and $51.9 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority is at variable rates of interest. In addition, as of these same respective periods, there were $1.3 million and $524 thousand, respectively, of commitments issued under performance standby letters of credit which were secured by either customer deposit balances or liens on real estate. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

Also, as of December 31, 2012 and December 31, 2011 First Priority Bank pledged $199 thousand of deposit balances at each respective period at a correspondent bank to support a $199 thousand letter of credit issued on behalf of a customer of First Priority Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at First Priority Bank.

First Priority is not involved in any other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

The objective of liquidity management is to assure that sufficient sources of funds are available, as needed and at a reasonable cost, to meet the ongoing and unexpected operational cash needs and commitments of First Priority and to take advantage of income producing opportunities as they arise. Sufficient liquidity must be available to meet the cash requirements of depositors wanting to withdraw funds and of borrowers wanting their credit needs met. Additionally, liquidity is needed to insure that First Priority has the ability to act at those times when profitable new lending and investment opportunities arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of First Priority to maintain adequate liquidity in all economic environments through active balance sheet management.

Liquidity management is the ongoing process of monitoring and managing First Priority’s sources and uses of funds. The primary sources of funds are deposits, scheduled amortization of loans outstanding, maturities and cash flow generated from the investment portfolio and funds provided by operations. Scheduled loan payments and investment maturities are relatively predictable sources of funds; however, deposit flows and loan prepayments are far less predictable and are influenced by the level of interest rates, economic conditions, local competition and customer preferences. Liquidity is also provided by unused lines of credit with correspondent banks and First Priority’s borrowing capacity at the FHLB. First Priority measures and monitors its liquidity position on a frequent basis in order to better understand, predict and respond to balance sheet trends, unused borrowing capacity and liquidity needs. The liquidity position is managed on a daily basis as part of the daily settlement function and on an ongoing basis through the asset liability management function.

The key elements of First Priority’s liquidity planning process involve a primary focus on the development of a stable, core funding base; utilization of wholesale funding sources to supplement core funding; maintenance of an appropriate level of asset liquidity; management of the maturity structure of funding sources and of funding concentrations; and maintenance of borrowing facilities.

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At December 31, 2012, wholesale funding sources totaled $61.5 million and were comprised of $48.5 million of brokered certificates of deposit and $13.0 million of FHLB advances. At December 31, 2011, wholesale funding sources totaled $68.1 million and were comprised of $57.1 million of brokered certificates of deposit and $11.0 million of secured funding from the FHLB. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of First Priority Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks, for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates it also provides the most effective longer term funding in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits which can be redeemed prior to maturity by the depositor at lower than market rate penalties.

As of December 31, 2012 and December 31, 2011, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided by a pledge of investment assets.

At December 31, 2012 and December 31, 2011, First Priority Bank also had borrowing capacity with the FHLB, estimated at $85 million and $40 million, respectively, with advances outstanding as of those dates of $13.0 million and $11.0 million, respectively. In December 2011, First Priority was advised by the FHLB that their credit committee had approved the release of First Priority Bank from full collateral delivery status. This resulted in the significant increase in the maximum borrowing capacity at December 31, 2012.

Short-term liquid assets held in interest bearing deposit accounts with correspondent banks totaled $6.2 million at December 31, 2012 compared to $13.0 million at December 31, 2011. These balances at each respective date were comprised primarily of deposits held at the Federal Reserve Bank in First Priority Bank’s excess balance account.

Interest Rate Sensitivity

It is the responsibility of the board of directors and senior management to understand and control the interest rate risk exposures assumed by First Priority. The board has delegated authority to the asset liability management committee (“ALCO”) for the development of ALCO policies and for the management of the asset liability management function. The ALCO committee is comprised of senior management representing all primary functions of First Priority and meets monthly. ALCO has the responsibility for maintaining a level of interest rate risk exposures within board of director approved limits.

The primary objective of asset liability management is to optimize net interest income over time while maintaining a balance sheet mix that is prudent with respect to liquidity, capital adequacy and interest rate risk. The absolute level and volatility of interest rates can have a significant impact on the profitability of First Priority. Interest rate risk management is the process of identifying and controlling the potential adverse impact of interest rates movements on First Priority’s net interest income and on the fair value of its assets and liabilities.

One tool used to monitor interest rate risk is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between interest earning assets and interest bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by changing the mix, pricing and repricing characteristics of its assets and liabilities, through management of its investment portfolio, loan and deposit product offerings, and through wholesale funding. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge interest rate risk and minimize the impact on net interest income of rising or falling interest rates. First Priority generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when First Priority is liability-sensitive.

At December 31, 2012, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2012, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

Interest Rate Sensitivity Report

As of December 31, 2012

(Dollars in thousands)

	1-90 days	91-365 days	1-5 years	5 years and over	Total
Interest-Sensitive Assets
Federal funds sold and deposits in banks	$6,175	$—	$—	$—	$6,175
Loans receivable	37,895	36,364	158,306	11,710	244,275
Investment securities available for sale	299	582	4,153	11,645	16,679

Total Interest Earning Assets	$44,369	$36,946	$162,459	$23,355	$267,129

Cumulative Total	$44,369	$81,315	$243,774	$267,129

Interest-Sensitive Liabilities
Interest-bearing demand	$4,269	$1,348	$3,236	$539	$9,392
Savings accounts	1,902	2,533	1,267	634	6,336
Money market accounts	2,665	23,985	21,320	5,330	53,300
Time deposits	24,384	38,825	72,630	—	135,839
Borrowed funds	—	2,000	11,000	—	13,000

Total	$33,220	$68,691	$109,453	$6,503	$217,867

Cumulative Total	$33,220	$101,911	$211,364	$217,867

Gap	$11,149	$(31,745)	$53,006	$16,852

Cumulative gap	$11,149	$(20,596)	$32,410	$49,262

Interest-sensitive assets/interest-sensitive liabilities (cumulative)	1.3	0.8	1.2	1.2

Cumulative Gap/total earning assets	4.2%	-7.7%	12.1%	18.4%

Contractual Obligations

First Priority Bank utilizes a variety of deposit products and short-term borrowings to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Brokered certificates of deposit, borrowings from the FHLB, borrowings under correspondent bank lines of credit, and repurchase agreements serve as the primary sources of such funds.

Obligations under non-cancelable operating lease agreements are payable over several years with the longest obligation expiring in 2027. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact First Priority’s financial condition or results of operations in an adverse way.

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2012.

	Payments Due by Period
	Within 1 Year	Over 1 through 2 Years	Over 2 through 3 Years	Over 3 through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time deposits	$63,211	$34,108	$21,734	$16,786	$—	$135,839
Operating lease obligations	608	608	608	755	1,720	4,299
Long-term debt	2,000	—	1,000	10,000	—	13,000
Accrued interest payable	378	—	—	—	—	378

Total	$66,197	$34,716	$23,342	$27,541	$1,720	$153,516

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. First Priority’s primary credit risk occurs in the loan portfolio. First Priority uses its credit policy and disciplined approach to evaluating the adequacy of the allowance for loan losses to control and manage credit risk. First Priority’s investment policy limits the degree of the amount of credit risk that may be assumed in the investment portfolio. First Priority’s principal financial market risks are liquidity risks and exposures to interest rate movements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. and its subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Philadelphia, Pennsylvania

April 9, 2013

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$4,841	$3,243
Interest bearing deposits in banks	6,175	12,975

Total cash and cash equivalents	11,016	16,218
Securities available for sale (amortized cost: $15,996 and $24,400, respectively)	16,679	25,261
Loans receivable	244,275	240,115
Less: allowance for loan losses	2,460	2,470

Net loans	241,815	237,645
Restricted investments in bank stocks	1,337	1,461
Premises and equipment, net	901	1,055
Accrued interest receivable	1,040	1,056
Other real estate owned	184	230
Goodwill	1,194	1,194
Other assets	980	1,230

Total Assets	$275,146	$285,350

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,176	$23,757
Interest-bearing	204,867	221,979

Total deposits	233,043	245,736
Short-term borrowings	—	3,000
Long-term debt	13,000	8,000
Accrued interest payable	378	482
Other liabilities	1,015	688

Total Liabilities	247,436	257,906

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,513	4,456
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	236	242
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,593	4,591
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2012: 3,144,000; 2011: 3,142,000	3,144	3,142
Surplus	26,230	26,062
Accumulated deficit	(11,689)	(11,910)
Accumulated other comprehensive income	683	861

Total Shareholders’ Equity	27,710	27,444

Total Liabilities and Shareholders’ Equity	$275,146	$285,350

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Income

(In thousands, except per share data)

	For the year ended December 31,
	2012	2011
Interest Income
Loans receivable, including fees	$12,293	$12,643
Securities—taxable	687	960
Securities—exempt from federal taxes	91	10
Interest bearing deposits and other	7	12

Total Interest Income	13,078	13,625

Interest Expense
Deposits	3,287	3,979
Short-term borrowings	8	8
Long-term debt	225	331

Total Interest Expense	3,520	4,318

Net Interest Income	9,558	9,307
Provision for Loan Losses	640	1,082

Net Interest Income after Provision for Loan Losses	8,918	8,225

Non-Interest Income
Wealth management fee income	255	265
Gains on sales of investment securities	685	1,114
Other	175	162

Total Non-Interest Income	1,115	1,541

Non-Interest Expenses
Salaries and employee benefits	5,366	5,264
Occupancy and equipment	1,042	1,064
Data processing equipment and operations	518	455
Professional fees	516	719
Marketing, advertising, and business development	71	116
FDIC insurance assessments	243	282
Pennsylvania bank shares tax expense	227	175
Collateral protection expense	168	594
Merger related costs	484	—
Other real estate owned	50	495
Other	595	532

Total Non-Interest Expenses	9,280	9,696

Net Income	$753	$70

Preferred dividends, including net amortization	532	532

Income (loss) to Common Shareholders	$221	$(462)

Income (loss) per common share:
Basic	$0.07	$(0.15)
Diluted	$0.07	$(0.15)

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the year ended December 31,
	2012	2011
Net income	$753	$70

Other comprehensive income (loss):
Change in unrealized holding gains on available for sale securities	507	1,969
Reclassification adjustment for net investment gains realized in income	(685)	(1,114)

Total other comprehensive income (loss)	(178)	855

Total comprehensive income	$575	$925

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2012 and 2011

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance—December 31, 2010	$9,236	$3,142	$25,966	$(11,448)	$6	$26,902

Preferred stock dividends	—	—	—	(479)	—	(479)
Net amortization on preferred stock	53	—	—	(53)	—	—
Net income	—	—	—	70	—	70
Other comprehensive income	—	—	—	—	855	855
Stock options expense	—	—	96	—	—	96

Balance—December 31, 2011	$9,289	$3,142	$26,062	$(11,910)	$861	$27,444

Preferred stock dividends	—	—	—	(479)	—	(479)
Net amortization on preferred stock	53	—	—	(53)	—	—
Issuance of restricted common stock	—	2	(2)	—	—	—
Net income	—	—	—	753	—	753
Other comprehensive loss	—	—	—	—	(178)	(178)
Stock options expense	—	—	170	—	—	170

Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$753	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	640	1,082
Provision for foreclosed and repossessed asset losses	102	148
Depreciation and amortization	250	249
Net (accretion) and amortization of securities (discounts) and premiums	66	119
Stock based compensation expense	170	96
Gains on sales of investment securities	(685)	(1,114)
Loss on sale of other real estate, net	—	316
Decrease in accrued interest receivable	16	79
Decrease in other assets	194	528
Decrease in accrued interest payable	(104)	(69)
Increase in other liabilities	327	12

Net Cash Provided by Operating Activities	1,729	1,516

Cash Flows from Investing Activities
Net increase in loans	(4,810)	(7,511)
Purchases of securities available for sale	(11,305)	(34,851)
Redemption of restricted stock	124	322
Proceeds from maturities or calls of securities available for sale	8,339	19,928
Proceeds from the sale of securities available for sale	11,989	14,656
Proceeds from the sale of other real estate owned	—	1,549
Purchases of premises and equipment	(96)	(56)

Net Cash Provided by (Used in) Investing Activities	4,241	(5,963)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(12,693)	18,043
Net increase (decrease) in short-term borrowings	(3,000)	1,395
Increase in long-term debt	5,000	—
Cash dividends paid on preferred stock	(479)	(479)

Net Cash Provided by (Used in) Financing Activities	(11,172)	18,959

Net Increase (Decrease) in Cash and Cash Equivalents	(5,202)	14,512
Cash and Cash Equivalents—Beginning	16,218	1,706

Cash and Cash Equivalents—Ending	$11,016	$16,218

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of loans receivable to other real estate owned	$—	$73
Cash paid for interest on deposits and borrowings	$3,624	$4,387
Cash paid for income taxes	$47	$—

See notes to consolidated financial statements.

First Priority Financial Corp.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) was formed on May 11, 2007 under an agreement of reorganization and merger, dated as of February 20, 2007, which provided that First Priority Bank (the “Bank”) become a wholly-owned subsidiary of the Company, a Pennsylvania corporation formed by the Bank for the purpose of becoming a holding company for the Bank, which began operations in 2005. As such, the Company is subject to the rules and regulations of the Federal Reserve Board. Following the reorganization, the Bank continued its operations at the same location, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the reorganization.

The Company’s assets consist principally of its investment in the Bank and the primary activities are conducted through the Bank. The Company’s revenue is dependent primarily on net interest income, which is the difference between the interest income earned on loans, investments, and other earning assets and the interest paid on deposits and other interest bearing liabilities. Total revenue is also affected by non-interest income which is primarily derived from asset management related fees, service charges and other banking related fees, as well as gains recorded from the sale of investment securities or losses incurred from the sale of other real estate.

The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the current regulatory environment, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

First Priority Bank

The Bank was incorporated on May 25, 2005 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania chartered, FDIC insured bank. The Bank commenced operations on November 14, 2005 and is a full service commercial bank providing personal and business lending, deposit products and wealth management services. As a state chartered bank, the Bank is subject to regulation of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank serves customers in southeastern Pennsylvania.

In March 2007, the Bank opened its second full-service office which is located in Wyomissing, Pennsylvania serving customers in the Berks County market. Effective February 29, 2008, the Company completed its acquisition of Prestige Community Bank (“Prestige”), a de novo bank headquartered in Newtown, Bucks County, Pennsylvania, with offices in Newtown and Pipersville, Pennsylvania. On April 1, 2009, First Priority Bank opened its fifth full-service office located in Blue Bell, Pennsylvania, and on October 22, 2010, the Bank opened its Towamencin Office, a full-service office located in Lansdale, Pennsylvania. Both of these offices serve customers in Montgomery County, Pennsylvania.

On April 28, 2010, the Bank formed a wholly owned subsidiary, FMG Realty, Inc., solely for the purpose of holding certain other real estate acquired by the Bank through its loan workout process or acquired from deeds in lieu of foreclosure.

Basis of Presentation

The accompanying consolidated financial statements consist of the parent company, First Priority Financial Corp. and its consolidated wholly owned subsidiary, First Priority Bank. The consolidated balance sheets and related statements of income of the Company are substantially the same as the consolidated balance sheets and related statements of income of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, impairment of restricted investments in bank stocks and the valuation of deferred tax assets and other real estate owned.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the western and northwestern suburbs surrounding Philadelphia. Note 5 of the Notes to Consolidated Financial Statements discusses the types of securities in which the Company currently invests. Note 6 discusses the types of lending in which the Company engages. Although the Company intends to have a diversified loan portfolio, its debtors’ ability to honor their contracts will be influenced by the region’s economy. The Company does not have any significant concentrations to any one customer; Note 6 discusses lending concentrations to any one particular industry.

The Company’s investment portfolio consists principally of obligations of the United States and its agencies and obligations of states and political subdivisions. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places deposits in correspondent accounts and, on occasion, sells Federal funds to qualified financial institutions. Management believes credit risk associated with correspondent accounts and with Federal funds sold is not significant. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Unrealized gains and losses on available for sale investment securities are reported as increases or decreases in other comprehensive income as a component of shareholders’ equity. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the term of each security. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements, or anticipated movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. At December 31, 2012 and 2011, the Company had no securities classified as held to maturity.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

During 2012, the Company received net capital stock redemptions of $124 thousand consisting of $454 thousand of stock redemptions while additional purchases required by borrowing activity totaled $330 thousand. During 2011, the Company received capital stock redemptions of $322 thousand. Further, in 2012, the FHLB declared dividends at an annualized rate of 0.10% in each of the first three quarters and a dividend at an annualized rate of 0.43% during the fourth quarter, payable to FHLB shareholders on each of these dates.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) by the interest method based on the contractual terms of the related loans, or if the commitment expires unexercised, recognized in income upon expiration.

The loans receivable portfolio is segmented into commercial, residential mortgage loans and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial construction and commercial mortgage loans. Consumer loans consist of home equity lines of credit and all other consumer loans.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans is generally either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Residential Mortgage Loans Held for Sale

Mortgage loans originated by the Bank for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. The Company obtains commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses are recognized when the loans are sold. The Company receives origination fees from the secondary market investors. At December 31, 2012 and 2011, there were no residential mortgage loans held for sale.

Allowance for Loan Losses

The allowance for loan losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Management team with experience, depth, and knowledge in banking and in many areas of lending. Each contributes to the sound credit culture and control within the Bank.

5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.	The Bank engages a third party to perform an independent review of the loan portfolio as a measure for quality and consistency in credit evaluation and credit decisions.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A majority of the Bank’s loans are to business owners of many types. The Bank makes commercial loans for real estate development and other business purposes required by the customer base.

The Bank’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have amortizations up to 30 years and home equity loans have maturities up to 10 years.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. Generally, interest is not accrued on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with the modified terms for a period of at least six months; however, non-accrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired. Management evaluates the allowance for loan losses with respect to troubled debt restructurings under the same policy and guidelines as all other performing loans are evaluated with respect to the allowance for loan losses.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (write-downs) are included in other non-interest expenses. Any gain or loss upon the sale of real estate owned is charged to operations as incurred.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. The Company’s matching contributions related to the plan resulted in expenses of $82 thousand and $105 thousand for the years ended December 31, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the fair value of its goodwill. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

The Company also acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, in February 2008, totaling $2.0 million which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the NOL related to Prestige, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return with the Bank.

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. As a result of cumulative losses in the Company’s formative years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor.

The Company also considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. The strategy must be prudent and feasible; however, the Company does not need to have specific plans to implement the strategy, so long as there is an opportunity that the Company could implement in order to take advantage of net operating loss carryforwards. One such strategy would be unrealized gains which exist on available for sale securities.

The Company adopted guidance on accounting for uncertainty in income taxes. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2012 and December 31, 2011.

Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

Earnings Per Common Share

Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the two years ended December 31, 2012, compensation expense related to outstanding stock options and restricted stock grants totaled $170 thousand and $96 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of income. There was no tax benefit recognized related to this stock-based compensation.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Note 2—Recently Issued Accounting Standards

In April 2011, the FASB issued (ASU) 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The purpose of this Update is to improve the accounting for repurchase agreements and other agreements that entitle and obligate transferors to repurchase or redeem financial assets prior to their maturity. This Update removes from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem financial assets at substantially the agreed terms even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to new or modification transactions that occur after the effective date. No significant impact to amounts reported in the consolidated financial position or results of operations occurred from the adoption of ASU 2011-03.

In May 2011, the FASB issued (ASU) 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of this Update is to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This Update clarifies the Board’s intent about the application of existing fair value measurement and disclosure requirements and includes changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.

The amendments in this Update are effective during interim and annual periods beginning on or after December 15, 2011. Early application by public entities is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations occurred from the adoption of ASU 2011-04.

In June 2011, the FASB issued (ASU) 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The purpose of this Update is to indicate that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued (ASU) 2011-12 which deferred the effective date of this amendment until the first interim or annual period beginning on or after December 15, 2011 which should be applied retrospectively. No significant impact to amounts reported in the consolidated financial position or results of operations occurred from the adoption of ASU 2011-05.

In September 2011, the FASB issued (ASU) 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities test goodwill for impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations occurred from the adoption of ASU 2011-08.

In December 2011, the FASB issued (ASU) 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The purpose of this amendment is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This amendment requires an entity to address significant differences in amounts presented in the statements of financial position by disclosing both gross and net information about instruments and transactions eligible for offset. This amendment covers derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. These amendments are effective for annual reporting periods beginning on or after January 1, 2013. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-11.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income. The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The ASU is effective for public entities for reporting periods beginning after December 15, 2012. The Company is evaluating the impact of the ASU, but does not expect a material impact on the financial statements.

Note 3—Earnings (Loss) Per Common Share

All weighted average shares, actual shares and per share information in the consolidated financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable, in the calculation of basic and diluted earnings (loss) per common share.

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. For purposes of calculating the basic and diluted loss per share, the Company’s reported net income is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders.

The calculations of basic and diluted earnings (loss) per common share are presented below for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011
	(In thousands, except per share information)
Net income	$753	$70
Less: preferred stock dividends	(479)	(479)
Less: net discount accretion on preferred stock	(53)	(53)

Income (loss) to common shareholders	$221	$(462)

Average basic common shares outstanding	3,144	3,142
Effect of dilutive stock options	6	—

Average number of common shares used to calculate diluted earnings per common share	3,150	3,142

Basic earnings (loss) per common share	$0.07	$(0.15)
Diluted earnings (loss) per common share	$0.07	$(0.15)

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$229	$229
Preferred Series B	20	20
Preferred Series C	230	230

Total preferred dividends	$479	$479

Net accretion (amortization) on preferred stock:
Preferred Series A	$(57)	$(57)
Preferred Series B	6	5
Preferred Series C	(2)	(1)

Total net amortization on preferred stock	$(53)	$(53)

Note 4—Restrictions on Cash and Due From Banks

During 2011, the Company’s reservable liabilities were below the threshold established by the Federal Reserve Bank and therefore, the Company was not required to maintain reserves (in the form of deposits with the Federal Reserve Bank or a correspondent bank on behalf of the Federal Reserve Bank). Beginning in 2012, the Federal Reserve Bank required the Bank to maintain reserve balances which resulted in an average of the required daily reserve balance of $95 thousand during 2012.

Note 5—Securities Available for Sale

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	11,304	585	(32)	11,857
Agency mortgage-backed securities	3,552	129	—	3,681
Money market mutual fund	140	—	—	140

Total investment securities available for sale	$15,996	$715	$(32)	$16,679

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	$6,000	$7	$—	$6,007
Obligations of states and political subdivisions	8,511	565	(23)	9,053
Agency mortgage-backed securities	9,861	312	—	10,173
Money market mutual fund	28	—	—	28

Total investment securities available for sale	$24,400	$884	$(23)	$25,261

There were no individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2012 and 2011.

Securities with a carrying value of $4.7 million and $11.7 million at December 31, 2012 and 2011, respectively, were pledged for secured borrowings.

The amortized cost and fair value of securities as of December 31, 2012 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2012
	Available for Sale Securities
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,528	2,638
Due after ten years	13,328	13,901

	15,856	16,539
Money market mutual fund	140	140

Total	$15,996	$16,679

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial:
Commercial and industrial	$62,366	$58,741
Commercial mortgage	93,775	82,190
Commercial construction	4,112	4,494

Total commercial	160,253	145,425

Residential mortgage loans	49,354	57,263
Consumer:
Home equity lines of credit	20,654	20,945
Other consumer loans	14,298	16,685

Total consumer	34,952	37,630

Total loans	244,559	240,318
Allowance for loan losses	(2,460)	(2,470)
Net deferred loan fees	(284)	(203)

Total loans receivable, net	$241,815	$237,645

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2012, these loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding. As of December 31, 2011, these same classifications of loans totaled $37.3 million and $30.5 million, respectively, or 15.7% and 12.8%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2012 and 2011:

	For the year ended December 31, 2012 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,404	$(450)	$3	$(391)	$566
Commercial mortgage	198	(32)	—	393	559
Commercial construction	10	—	—	21	31
Residential mortgage loans	190	—	—	(14)	176
Home equity lines of credit	94	(190)	—	185	89
Other consumer loans	34	—	19	(12)	41
Unallocated	540	—	—	458	998

Total loans	$2,470	$(672)	$22	$640	$2,460

	For the year ended December 31, 2011 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$321	$(544)	$2	$1,625	$1,404
Commercial mortgage	487	—	—	(289)	198
Commercial construction	9	—	—	1	10
Residential mortgage loans	382	—	—	(192)	190
Home equity lines of credit	123	(259)	—	230	94
Other consumer loans	103	(72)	—	3	34
Unallocated	836	—	—	(296)	540

Total loans	$2,261	$(875)	$2	$1,082	$2,470

The following tables present the balance in the allowance for loan losses at December 31, 2012 and 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2012
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial and industrial	$566	$315	$251	$62,366	$6,372	$55,994
Commercial mortgage	559	244	315	93,775	2,293	91,482
Commercial construction	31	20	11	4,112	577	3,535
Residential mortgage loans	176	37	139	49,354	1,040	48,314
Home equity lines of credit	89	—	89	20,654	406	20,248
Other consumer loans	41	—	41	14,298	—	14,298
Unallocated	998	—	998	—	—	—

Total loans	$2,460	$616	$1,844	$244,559	$10,688	$233,871

	December 31, 2011
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial and industrial	$1,404	$1,260	$144	$58,741	$7,101	$51,640
Commercial mortgage	198	—	198	82,190	—	82,190
Commercial construction	10	—	10	4,494	—	4,494
Residential mortgage loans	190	58	132	57,263	153	57,110
Home equity lines of credit	94	44	50	20,945	436	20,509
Other consumer loans	34	—	34	16,685	—	16,685
Unallocated	540	—	540	—	—	—

Total loans	$2,470	$1,362	$1,108	$240,318	$7,690	$232,628

The Bank had no loans acquired with deteriorated credit quality as of December 31, 2012 and 2011.

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2012 and 2011 as well as for the years then ended, respectively:

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,635	$4,707	$—	$927	$44
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	908	908	—	351	30
Home equity lines of credit	406	860	—	316	3
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$1,737	$2,120	$315	$4,628	$54
Commercial mortgage	2,293	2,329	244	785	75
Commercial construction	577	604	20	115	25
Residential mortgage loans	132	143	37	137	—
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total:
Commercial and industrial	$6,372	$6,827	$315	$5,555	$98
Commercial mortgage	2,293	2,329	244	785	75
Commercial construction	577	604	20	115	25
Residential mortgage loans	1,040	1,051	37	488	30
Home equity lines of credit	406	860	—	316	3
Other consumer loans	—	—	—	—	—

Total	$10,688	$11,671	$616	$7,259	$231

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,216	$1,322	$—	$1,236	$—
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$5,885	$6,043	$1,260	$2,918	$130
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	153	154	58	65	7
Home equity lines of credit	436	700	44	515	—
Other consumer loans	—	—	—	—	—
Total:
Commercial and industrial	$7,101	$7,365	$1,260	$4,154	$130
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	153	154	58	65	7
Home equity lines of credit	436	700	44	515	—
Other consumer loans	—	—	—	—	—

Total	$7,690	$8,219	$1,362	$4,734	$137

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$1,130	$6,227
Commercial mortgage	2,293	—
Commercial construction	—	—
Residential mortgage loans	424	153
Home equity lines of credit	246	436
Other consumer loans	—	—

Total loans	$4,093	$6,816

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $74 thousand and $152 thousand for the years ended December 31, 2012 and 2011, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2012 and 2011:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55,861	$818	$5,687	$—	$62,366
Commercial mortgage	91,482	—	2,293	—	93,775
Commercial construction	3,535	—	577	—	4,112
Residential mortgage loans	48,446	—	908	—	49,354
Consumer:
Home equity lines of credit	20,248	—	406	—	20,654
Other consumer loans	14,298	—	—	—	14,298

Total	$233,870	$818	$9,871	$—	$244,559

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$48,665	$834	$9,242	$—	$58,741
Commercial mortgage	79,850	—	2,340	—	82,190
Commercial construction	3,897	—	597	—	4,494
Residential mortgage loans	56,617	493	153	—	57,263
Consumer:
Home equity lines of credit	20,350	159	436	—	20,945
Other consumer loans	16,643	—	42	—	16,685

Total	$226,022	$1,486	$12,810	$—	$240,318

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$250	$880	$1,130	$61,236	$62,366
Commercial mortgage	412	224	1,898	2,534	91,241	93,775
Commercial construction	—	—	—	—	4,112	4,112
Residential mortgage loans	—	7	424	431	48,923	49,354
Consumer:
Home equity lines of credit	—	—	246	246	20,408	20,654
Other consumer loans	—	31	—	31	14,267	14,298

Total	$412	$512	$3,448	$4,372	$240,187	$244,559

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$87	$560	$2,412	$3,059	$55,682	$58,741
Commercial mortgage	—	—	—	—	82,190	82,190
Commercial construction	—	—	—	—	4,494	4,494
Residential mortgage loans	—	153	—	153	57,110	57,263
Consumer:
Home equity lines of credit	—	—	436	436	20,509	20,945
Other consumer loans	117	—	—	117	16,568	16,685

Total	$204	$713	$2,848	$3,765	$236,553	$240,318

As of December 31, 2012 and 2011, there were no loans greater than 90 days past due and still accruing.

The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank’s allowance for loan losses.

The Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

The following tables reflect information regarding troubled debt restructurings entered into by the Bank for each of the periods ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	3	$1,000	$1,000
Commercial mortgage	—	—	—
Commercial construction	—	—	—
Residential mortgage loans	—	—	—
Home equity lines of credit	—	—	—
Other consumer loans	—	—	—

Total	3	$1,000	$1,000

	For the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$3,665	$3,400
Commercial mortgage	—	—	—
Commercial construction	—	—	—
Residential mortgage loans	1	144	144
Home equity lines of credit	1	695	695
Other consumer loans	—	—	—

Total	3	$4,504	$4,239

As of December 31, 2012, two commercial loans classified as troubled debt restructuring with combined outstanding balances totaling $82 thousand were in default and were also classified as non-accrual status. In addition, the home equity line of credit troubled debt restructuring listed above with a pre-modification balance of $695 thousand was in default and also classified as non-accrual status at both December 31, 2012 and 2011, respectively. All other TDR’s have not subsequently defaulted in the prior twelve months as of each of these dates.

Note 7—Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. An analysis of the allowance for losses on other real estate is as follows for the years ended December 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$170	$113
Provision for losses	46	117
Charge-offs	—	(60)
Recoveries	—	—

Balance at end of period	$216	$170

Expenses applicable to other real estate for the years ended December 31, 2012 and 2011 include the following:

	2012	2011
	(Dollars in thousands)
Net loss on sales of other real estate	$—	$316
Provision for losses	46	117
Operating expenses, net of rental income	4	62

	$50	$495

Note 8—Transactions with Executive Officers, Directors and Principal Shareholders

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

Activity of these loans is as follows:

	For the year ended December 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$6,424	$7,218
New loans	3,779	2,010
Repayments	(4,469)	(2,804)

Balance, December 31	$5,734	$6,424

Deposits of related parties totaled $11.6 million and $6.8 million at December 31, 2012 and 2011, respectively.

Note 9—Premises and Equipment

The components of premises and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Leasehold improvements	$1,111	$1,111
Furniture, fixtures and equipment	757	787
Automobile	21	21
Computer equipment and data processing software	402	361

	2,291	2,280
Accumulated depreciation	(1,390)	(1,225)

	$901	$1,055

Depreciation expense for the years ended December 31, 2012 and 2011 was $250 thousand and $249 thousand, respectively.

Note 10—Deposits

The components of deposits at December 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in thousands)
Demand, non-interest bearing	$28,176	$23,757
Demand, interest-bearing	9,392	5,156
Money market and savings accounts	59,636	57,480
Time, $100 and over	33,049	38,993
Time, other	102,790	120,350

	$233,043	$245,736

Included in time, other at December 31, 2012 and 2011 are brokered deposits of $48.5 million, and $57.1 million, respectively.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2012
(Dollars in thousands)
2013	$63,211
2014	34,108
2015	21,734
2016	8,107
2017	8,679

$135,839

Note 11—Borrowings

As of December 31, 2012 and 2011, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

First Priority Bank became a member of FHLB in March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $1.3 million and $1.4 million at December 31, 2012 and 2011, respectively, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on First Priority Bank’s loan portfolio. At December 31, 2012 and December 31, 2011, First Priority Bank had borrowing capacity with the FHLB, estimated at $85 million and $40 million, respectively, with advances outstanding as of those dates of $13.0 million and $11.0 million, respectively. In December 2011, First Priority was advised by the FHLB that their credit committee had approved the release of First Priority Bank from full collateral delivery status. This resulted in the significant increase in the maximum borrowing capacity at December 31, 2012. Investment securities with a carrying value of $4.7 million and $11.7 million were specifically pledged as collateral to secure FHLB borrowings at December 31, 2012 and 2011, respectively.

Short-Term Borrowings

There were no short-term borrowings outstanding as of December 31, 2012. At December 31, 2011, short-term borrowings totaling $3.0 million consisted of overnight borrowings with the FHLB, secured by investment securities pledged of $3.2 million. The Company’s short-term borrowings generally consist of borrowings from the FHLB, Federal funds purchased, securities sold under repurchase agreements and other secured borrowings from correspondent banks.

A summary of short-term borrowings at or for the years ended December 31, 2012 and 2011 follows:

	2012	2011
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month end balance	$—	$—
Average daily balance during the year	$15	$54
Weighted average rate during the year	0.58%	1.01%

Other short-term borrowings:
Balance at year end	$—	$3,000
Weighted average rate at year end	—	0.34%
Maximum month end balance	$8,900	$11,000
Average daily balance during the year	$3,146	$3,440
Weighted average rate during the year	0.26%	0.23%

The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

Long-Term Debt

Long-term debt, consisting of FHLB advances, totaled $13.0 million and $8.0 million as of December 31, 2012 and 2011, respectively. Average balances outstanding totaled $8.2 million and $8.0 million, respectively, with an average cost of 2.75% and 4.14%, respectively, for the years ended December 31, 2012 and 2011. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

At December 31, 2012, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2013	$2,000	4.05%
2014	—	—
2015	1,000	0.55%
2016	3,000	0.77%
2017	7,000	0.97%

	$13,000	1.37%

Note 12—Lease Commitments

Pursuant to the terms of lease agreements in effect at December 31, 2012, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Minimum Lease Payments
(Dollars in thousands)
2013	$608
2014	608
2015	608
2016	427
2017	328
Thereafter	1,720

$4,299

The minimum lease payments shown above include payments for the entire initial term of two lease agreements, both of which contain options for the Company to cancel the lease midway through the initial lease periods for an incremental fee. The lease for the Bank’s Towamencin Office contains pre-determined rental costs for the initial ten years of the lease which has been included in the minimum lease payments above, including an initial five year renewal option, based on management’s expectations for this location. All other option periods for which the Company has an option to extend the lease beyond initial periods have not been included as part of the minimum lease payments.

Lease expense for all leases for the two years ended December 31, 2012 and 2011 was $617 thousand and $614 thousand, respectively.

Note 13—Change in Control Agreements

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

On February 20 and December 18, 2009, the Company issued preferred stock to the U.S. Department of the Treasury (“Treasury”) under the “Troubled Asset Relief Program – Capital Purchase Program” which placed limitations on executive payments which effectively eliminates any payments under these change in control agreements during the period that the Treasury holds any equity securities of the Company acquired through this program. Subsequently, on February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock which eliminates these previously placed limitations on executive payments. Note 14 discusses the issuance and subsequent transfer of ownership of the preferred stock under this program.

Note 14—Shareholders’ Equity

During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million, as well as warrants to purchase a total of 421,500 shares of common stock at an exercise price of $12.50 per share with an expiration date in November 2010, five years from the date of issuance. As of February 29, 2008, in connection with the acquisition of Prestige, First Priority issued an additional 976,137 shares of common stock and warrants to purchase 195,227 shares of its common stock at an exercise price of $12.50 per share with an expiration date in October 2012, resulting in additional equity of $7.4 million. Subsequently, on October 28, 2010, the Company’s Board of Directors authorized an extension of the expiration date of the total 616,727 warrants outstanding to December 31, 2013.

On August 1, 2008, 39,292 shares of common stock were issued to convert $390 thousand of convertible subordinated debentures, issued in June and July 2007, which the Company elected to convert, resulting in additional equity of $403 thousand. On December 31, 2009, 20,302 shares of restricted common stock were issued to a select group of executives of the Company under provisions of the Company’s Deferred Compensation Plan which became effective January 1, 2009, as described in Note 15. Of the 20,302 restricted shares issued under this plan, 1,003 shares were forfeited during 2010 resulting in 19,299 restricted shares remaining outstanding as of December 31, 2012 and December 31, 2011. Additionally, during 2012, 2,075 shares of restricted common stock were issued to non-management employees throughout the Company under the Stock Compensation Program as described in Note 16, of which 1,775 shares remained outstanding as of December 31, 2012.

On February 20, 2009, First Priority entered into a Letter Agreement with the Treasury (the “Purchase Agreement”) as part of the Treasury’s TARP Capital Purchase Program, pursuant to which the Company issued and sold, and the Treasury agreed to purchase, (i) 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant) to purchase, on a net basis, up to 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), with an exercise price of $100 per share, for an aggregate purchase price of $4.58 million in cash, less $29 thousand in legal issuance costs. The Company entered into a side letter agreement with Treasury, dated February 20, 2009, which, among other things, clarified that to the extent the terms of any of the Purchase Agreement, the Warrant or the terms of the Series A Preferred Stock or the Series B Preferred Stock are inconsistent with the American Recovery and Reinvestment Act of 2009 (“ARRA”), as it may be amended from time to time, or any rule or regulation promulgated thereunder, the ARRA and such rules and regulations shall control. On February 20, 2009, the Treasury immediately exercised the Warrant, on a cashless basis, which resulted in the issuance of the 229 shares of the Series B Preferred Stock. The Series A and Series B Preferred Stock were recorded at fair value and will be amortized to liquidation value over a five year expected life.

On December 18, 2009, First Priority entered into an additional Purchase Agreement with the Treasury as part of the Treasury’s TARP Capital Purchase Program for Small Banks, pursuant to which the Company issued and sold, and the Treasury agreed to purchase, (i) 4,596 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $4.60 million in cash, less $8 thousand in legal issuance costs.

The issuance and sale of the Series A Preferred Stock, the Warrant, the Series B Preferred Stock, and the Series C Preferred Stock were private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Series A and Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends at any time as permitted by the ARRA and the rules and regulations promulgated thereunder. The Series B Preferred Stock may not be redeemed until all of the Series A Preferred Stock has been redeemed.

The Purchase Agreements, pursuant to which the preferred shares were sold, contain limitations on the payment of dividends on the common stock and on the Company’s ability to repurchase its common stock, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”). As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Plan and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity securities of the Company acquired through the TARP Capital Purchase Plan.

The Company has also effected changes to its benefits plans as may be necessary to comply with the executive compensation provisions of EESA. These restrictions will cease when the Treasury ceases to own any debt or preferred securities of the Company acquired pursuant to the Purchase Agreement.

Subsequently, on February 8, 2013, the U.S. Department of the Treasury elected to sell its entire holdings of the Company’s preferred stock as part of its ongoing efforts to wind down and recover its remaining Capital Purchase Program (“CPP”) investments in financial institutions through a modified Dutch auction methodology by offering to domestic qualified institutional buyers and certain domestic institutional accredited investors an opportunity to purchase the Company’s preferred stock from the Treasury. Upon final closing of the sale of these securities to private investors, the previously placed limitations on executive payments became no longer in effect.

Prior to the auction process entered into by the Treasury, the Company, as permitted, notified the Treasury that the Company would opt out of the pooled auction and had entered into an agreement to designate a third party to make a bid to purchase these securities. The third party granted the Company an option to purchase, in whole or in part and from time to time, any shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock it acquired from the Treasury, during a 27-month period commencing on the date of the third party’s purchase from the Treasury at agreed upon prices not to exceed the liquidation preference for such preferred stock, in addition to all accrued but unpaid dividends and interest. Of the 9,404 shares sold by the Treasury, 796 shares were successfully acquired by this third party investor.

Note 15—Deferred Compensation Plan

In December 2008, the Company adopted a Deferred Compensation Plan for the benefit of a select group of executives of the Company, eligibility as determined by the Board of Directors. The Plan was an unfunded arrangement which became effective January 1, 2009. The Plan was subject to annual renewal by the Board of Directors and was terminated effective close of business December 31, 2009. However, the amounts that certain executive officers elected to defer under the Plan remain subject to the terms and conditions outlined in the Plan.

The Plan required each eligible plan participant to make an election which defined the participant’s voluntary election deferral amount for the following year. The participant’s annual salary would be reduced for that year by the amount of the deferral amount, which will be paid to the participant in the future, plus interest, upon the Company reaching a Profitability Date, which was defined in the Plan as the last day of a calendar year (Plan Year) in which (1) the Company reports three quarters of profitability during such calendar year, and (2) the Company also achieves profitability for that entire calendar year. Both of these criteria must be met inclusive of the required accrual of compensation cost related to this plan.

At the end of the 2009 Plan Year, the Company credited to each participant’s Company Contribution Account a number of shares of Restricted Stock equal to 100% of the amount of Deferrals for the Plan Year divided by $10, defined by the plan as the greater of: (1) the current market value of the Company’s common stock at the end of the Plan year or (2) $10. The Participant will become 100% vested in this restricted stock upon: (1) the Company reaching a Profitability Date, as defined above and (2) continued employment until the later of the three year anniversary of the Profitability Date or the five year anniversary of the date on which contributions were made.

Change in Control provisions exist by which both the Participant’s Deferral and the Company Contribution will become fully vested immediately upon a change of control of the Company, as defined in the agreements.

For the 2009 Plan Year, the Board of Directors designated twelve executives of the Company eligible to participate in the Plan. All twelve of these executives elected to participate in the plan resulting in a total salary deferral for the 2009 Plan Year of $203 thousand. On December 31, 2009, the Company issued 20,302 shares of restricted common stock which were credited to each Participant’s Company Contribution Account based on a conversion price of $10 per share. During 2010, 1,003 of these shares were forfeited, related to a salary deferral of $10 thousand which was also forfeited under the plan, resulting in 19,299 remaining shares outstanding under this plan as of December 31, 2012 and 2011, respectively. These shares are restricted and subject to the vesting requirements as defined within the Plan.

During the second quarter of 2012, management made a determination that it was more likely than not that the Company would meet the requirements of the Plan’s Profitability Date during and by the end of 2012; and therefore, accrued all related expenses required by the Plan through June 30, 2012 totaling $255 thousand, consisting of $193 thousand of previously deferred salary expense, $15 thousand of related interest calculated on deferred salaries and $47 thousand of compensation costs related to the issuance of restricted stock as of that date. On December 31, 2012, based on achievement of required results and review and approval of payment by the Compensation Committee of the Board of Directors, all required payments were made under this plan. The restricted stock issued as part of this plan will vest on December 31, 2015, or upon a Change of Control as determined by the Plan, and the related stock compensation costs are being amortized over this vesting period.

Note 16—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 825,000 shares to officers, other employees and directors of the Company. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

All options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control) and terminate ten years from the date of the grant. The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price. Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company.

A summary of the status of the Program is presented below:

	For the Years Ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	695,350	$8.94	536,750	$10.02
Granted during year	23,000	5.87	186,000	5.58
Forfeited/cancelled during year	(6,000)	5.95	(27,400)	7.18

Outstanding at end of year (1)	712,350	$8.87	695,350	$8.94

Exercisable at end of year (1)	509,850	$10.02	473,750	$10.00

(1)	Included in options outstanding and exercisable at year end are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at December 31, 2012 and 2011 were 4.99 years and 5.88 years, respectively and 3.66 years and 4.51 years, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2012 and 2011 was $39 thousand and $49 thousand, respectively while the aggregate intrinsic value of exercisable options was $0 for each of these same periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Dividend yield	0.0%	0.0%
Expected life	7 years	7 years
Expected volatility	36%	35%
Risk-free interest rate	1.28%	2.54%
Weighted average fair value	$2.32	$2.31

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

As of December 31, 2012, there was $257 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007. That cost is expected to be recognized over a weighted average period of 2.5 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of December 31, 2012, there was $63 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through December 31, 2015.

A summary of restricted stock award activity is presented below:

	For the Years Ended December 31,
	2012	2011
Outstanding at beginning of year (1)	19,299	19,299
Granted during year	2,075	—
Forfeited/cancelled during year	(300)	—

Outstanding at end of year	21,074	19,299

(1)	Included in outstanding restricted stock are 19,299 grants issued as part of the 2009 Deferred Compensation Plan (see Note 15).

Note 17—Federal Income Taxes

Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. As a result of cumulative losses in the Company’s formative years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor.

The Company also considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. A qualified tax-planning strategy is an action that (a) is prudent and feasible; (b) a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and (c) would result in the realization of deferred tax assets. One such strategy would be the sale of available for sale securities in an unrealized gain position.

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented.

The components of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$558	$558
Organization and start-up costs	149	168
Net operating loss carryforwards	2,324	2,621
Net operating loss carryforwards—acquired	684	684
Contribution carryforward	21	17
Non-qualified stock option expense	162	104
Interest deferral on non-accrual loans	120	95
Other real estate owned deferred costs	76	59
Other	3	13

	4,097	4,319
Valuation allowance	(3,671)	(3,806)

Total Deferred Tax Assets, Net of Valuation Allowance	426	513

Deferred tax liabilities:
Unrealized gain on available for sale securities	232	293
Property and equipment	30	50
Cash basis conversions	163	168
Other	1	2

	426	513

Net Deferred Tax Asset	$—	$—

The Company has net operating loss (“NOL”) carryforwards available to reduce future federal income taxes of approximately $6.8 million at December 31, 2012, which expire in 2026 through 2030. In addition, the Company also acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2012 and is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2012	2011
	(Dollars in thousands)
Federal income tax expense (benefit) at statutory rate of 34%	$256	$24
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net	(22)	(2)
Non-deductible collateral protection expense	57	202
Tax impact—collateral protection expense recovery	(259)	—
Non-deductible merger related costs	148	—
Valuation allowance	(195)	(237)
Other	15	13

Income tax expense (benefit)	$—	$—

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2012 and 2011, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2009 are closed to examination by Federal and State taxing authorities.

Note 18—Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2012 and 2011, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $53.7 million and $51.9 million, respectively. In addition, as of these same respective periods, there were $1.3 million and $524 thousand of commitments issued under performance standby letters of credit which were secured by either customer deposit balances or liens on real estate.

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

In addition, as of December 31, 2012 and 2011, the Bank pledged $199 thousand of deposit balances at each respective period at a correspondent bank to support a $199 thousand letter of credit issued on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

Note 19—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at December 31, 2012 and 2011 are presented below:

	Actual		Minimum Capital Requirement				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
December 31, 2012
Total capital (to risk-weighted assets)	$28,073	12.48%	≥	$18,054	≥	8.0%	≥	$22,568	≥	10.0%
Tier 1 capital (to risk-weighted assets)	25,703	11.39	≥	9,027	≥	4.0	≥	13,541	≥	6.0
Tier 1 capital (to total assets)	25,703	9.40	≥	10,934	≥	4.0	≥	13,668	≥	5.0

December 31, 2011
Total capital (to risk-weighted assets)	$27,708	12.61%	≥	$17,583	≥	8.0%	≥	$21,979	≥	10.0%
Tier 1 capital (to risk-weighted assets)	25,228	11.48	≥	8,791	≥	4.0	≥	13,187	≥	6.0
Tier 1 capital (to total assets)	25,228	8.81	≥	11,454	≥	4.0	≥	14,318	≥	5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to preferred stock issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program – Capital Purchase Program. In addition, the payment of dividends by First Priority, including dividends related to the aforementioned preferred stock, requires prior approval of The Federal Reserve Bank when net income for the past four quarters is not sufficient to fund the dividend payments over that same period or when such payment would negatively impact capital adequacy of the Company. However, even though the Bank achieved profitability in 2012, neither First Priority nor the Bank have undivided profits from which to pay cash dividends to the common shareholders.

The Federal Reserve Board approved a final rule in February 2008 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. In its revisions to the Policy Statement, the Federal Reserve Board has raised the small BHC asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small BHC for the purposes of the policy statement and the capital guidelines.

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

The Company’s capital amounts and ratios are similar to those of the Bank.

Note 20—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2012 and 2011 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820 – Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1 : Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 : Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 : Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2012:
Obligations of U.S. government agencies and corporations	$1,001	$—	$1,001	$—
Obligations of states and political subdivisions	11,857	—	11,857	—
Agency mortgage-backed securities	3,681	—	3,681	—
Money market mutual fund	140	140	—	—

Total assets measured at fair value on a recurring basis	$16,679	$140	$16,539	$—

As of December 31, 2011:
Obligations of U.S. government agencies and corporations	$6,007	$—	$6,007	$—
Obligations of states and political subdivisions	9,053	—	9,053	—
Agency mortgage-backed securities	10,173	—	10,173	—
Money market mutual fund	28	28	—	—

Total assets measured at fair value on a recurring basis	$25,261	$28	$25,233	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2012:
Impaired loans	$10,072	$—	$—	$10,072
Other real estate owned	184	—	—	184

Total assets measured at fair value on a nonrecurring basis	$10,256	$—	$—	$10,256

As of December 31, 2011:
Impaired loans	$6,328	$—	$—	$6,328
Other real estate owned	230	—	—	230
Repossessed assets	89	—	—	89

Total assets measured at fair value on a nonrecurring basis	$6,647	$—	$—	$6,647

Management generally uses a discounted appraisal technique in valuing impaired assets, resulting in the discounting of the collateral values underlying each impaired asset. A discounted tax assessment rate has been applied for smaller assets to determine the discounted collateral value. Discounts generally range from 10 – 15%, which represents charges that are anticipated in the liquidation of the asset and other considerations. All impaired loans are classified as Level 3 in the fair value hierarchy. Collateral may be real estate and / or business assets. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment.

Of the total impaired loan portfolio at December 31, 2012 totaling $10.7 million, $5.4 million carried at cost had a fair value of $4.8 million, with a specific reserve allocation of $616 thousand, and $5.3 million was carried at cost with no specific allocation as the fair value of the collateral exceeded the carrying value.

Quantitative information about Level 3 fair value measurements at December 31, 2012 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Range
	(Dollars in thousands)

Impaired loans	$10,072	Appraisal of real estate collateral	Appraisal adjustments	0% - 15%

		Valuation of business assets used as collateral	Valuation adjustments	25% - 30%

			Liquidation expenses	5% - 10%

Other real estate owned	$184	Appraisal of collateral	Appraisal adjustments	None

			Liquidation expenses	8%

Valuation of real estate collateral may be discounted based on the age of the existing appraisal. No discounts are taken for recent appraisals. Valuations related to business assets used as collateral are typically discounted more heavily due to the inherent level of uncertainty in determining the fair value of these types of assets.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2012 and 2011:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments, if applicable.

Loans Receivable

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, Receivables , in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of impaired loan balances of $10.7 million, net of a valuation allowance of $616 thousand as of December 31, 2012 and impaired loans of $7.7 million, net of a valuation allowance of $1.4 million as of the year ended December 31, 2011.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Company had $184 thousand and $230 thousand of other real estate owned at December 31, 2012 and December 31, 2011, respectively.

Repossessed Assets

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. There were no repossessed at December 31, 2012 and $89 thousand of repossessed assets at December 31, 2011.

Restricted Investment in Bank Stock

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates fair value.

Deposit Liabilities

The fair values disclosed for demand deposits (interest and noninterest checking), money market and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market to the maturities of the time deposits.

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

At December 31, 2012 and 2011, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,016	$11,016	$11,016	—	—
Securities available for sale	16,679	16,679	140	$16,539	—
Loans receivable, net	241,815	245,493	—	—	$245,493
Restricted stock	1,337	1,337	—	1,337	—
Accrued interest receivable	1,040	1,040	—	1,040	—

Liabilities:
Deposits	233,043	235,563	—	235,563	—
Long-term debt	13,000	12,902	—	12,902	—
Accrued interest payable	378	378	—	378	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$16,218	$16,218	$16,218	—	—
Securities available for sale	25,261	25,261	28	$25,233	—
Loans receivable, net	237,645	241,522	—	—	$241,522
Restricted stock	1,461	1,461	—	1,461	—
Accrued interest receivable	1,056	1,056	—	1,056	—

Liabilities:
Deposits	245,736	248,314	—	248,314	—
Short-term borrowings	3,000	3,000	—	3,000	—
Long-term debt	8,000	8,189	—	8,189	—
Accrued interest payable	482	482	—	482	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Note 21—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and cash equivalents	$161	$182
Investment in subsidiary	27,580	27,283
Other assets	1	1

Total assets	$27,742	$27,466

Liabilities and shareholders’ equity
Other liabilities	$32	$22
Shareholders’ equity	27,710	27,444

Total liabilities and shareholders’ equity	$27,742	$27,466

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Dividend income from subsidiary	$479	$479
Interest from subsidiary	1	1

Total income	480	480

Non-interest expenses	32	15

Total expenses	32	15

Income before equity in undistributed net income (loss) of subsidiary	448	465
Equity in undistributed net income (loss) of subsidiary	305	(395)

Net income	$753	$70

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Operating activities:
Net income	$753	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(305)	395
Net increase (decrease) in other liabilities	10	(54)

Net cash provided by operating activities	458	411

Financing activities:
Cash dividends paid on preferred stock	(479)	(479)

Net cash used by financing activities	(479)	(479)

Net decrease in cash and cash equivalents	(21)	(68)
Cash and cash equivalents at beginning of the period	182	250

Cash and cash equivalents at end of the period	$161	$182

Note 22—Subsequent Events

U.S. Department of Treasury Sale of the Company’s Preferred Stock

On February 8, 2013, the U.S. Department of the Treasury sold its entire holdings of the Company’s preferred stock as part of its ongoing efforts to wind down and recover its remaining Capital Purchase Program (“CPP”) investments in financial institutions through a modified Dutch auction methodology by offering to domestic qualified institutional buyers and certain domestic institutional accredited investors an opportunity to purchase the Company’s preferred stock from the Treasury. Upon final closing of the sale of these securities to private investors, the previously placed limitations on executive payments became no longer in effect. There were no additional changes to the previously existing outstanding preferred stock which resulted from the sale to private investors.

Merger with Affinity Bancorp, Inc.

On February 28, 2013, First Priority and Affinity Bancorp, Inc. completed a merger of the respective companies, pursuant to a definitive merger agreement dated May 23, 2012, whereby the companies agreed to merge their respective holding companies and bank subsidiaries. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. The combination will create a full-service community bank serving Berks, Chester, Montgomery and Bucks County markets. The Company will be headquartered in Malvern, PA.

The acquisition is being accounted for using acquisition accounting, which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining purchase price being recorded as goodwill. If the net assets acquired exceed the purchase price, the resulting difference will be recorded as a bargain purchase gain. The Company is in the process of determining the fair value of the net assets acquired. The results of Affinity’s operations will be included in the Company’s consolidated financial statements prospectively from the date of the merger.

New Capital Issuance through Private Placement

In conjunction with the closing of the merger with Affinity, on February 28, 2013, First Priority issued 1,268,578 shares of common stock at an issuance price of $5.22 per share through a private placement resulting in total proceeds of $6.6 million, net of $50 thousand of related issuance costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable to this filing pursuant to SEC Rule 15d-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth as to each of the directors, his or her age, principal occupation and business experience, the period during which he or she has served as a director of First Priority, or an affiliate or predecessor, and other business relationships. There are no family relationships between any of the listed persons, except that Director Worthington is the uncle of Director Spinieo.

Name and Principal Occupation	Age	Director Since (13)	Directorships in Public Cos. and Registered Investment Cos.

Frank Sabatucci Owner of Sabatucci Wealth Strategy, LLC. President of North Temple Builders. (1)	53	2013	None

Mel A. Shaftel Private Investor (2)	69	2007	None

Vincent P. Small, Jr. Private Investor and Business Consultant (3)	69	2007	None

William L. Wetty Private Investor and retired founder of A&L Handles, Inc. (4)	68	2007	None

Irvin Cohen Private Investor and former Chairman, CEO and President of Construction Fasteners, Inc., an international manufacturing company. (5)	87	2013	None

Barry L. Myers An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001. (6)	65	2013	None

David E. Sparks Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (7)	68	2007	None

Karen G. Tarte Private Investor (8)	50	2009	None

Steven A. Ehrlich President of First Priority Financial Corp. and President and CEO of First Priority Bank (9)	51	2013	None

Jerome I. Marcus Private Investor and former Medical Director and CEO of Omega Medical Laboratories (10)	62	2013	None

Alan P. Novak Attorney, Conrad O’Brien PC and President, Novak Strategic Advisors (11)	63	2007	None

Samuel J. Worthington, Jr. Business owner in Newtown, PA (12)	56	2008	None

(1)	Mr. Sabatucci was a director of Affinity Bancorp, Inc. (“ABI”) since its founding in 2009 and Affinity Bank of Pennsylvania (“AB”) since its founding in 2002. Mr. Sabatucci is a licensed real estate broker with Re/Max of Reading, PA and serves as secretary of the Muhlenberg Township Planning Commission.
(2)	Mr. Shaftel has been a private investor since 2004. He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004. Mr. Shaftel was a Vice Chairman of Lehman Brothers until his retirement in 1997.
(3)	Mr. Small retired as a partner from PricewaterhouseCoopers in 1999. He served as a member of the board of directors of Millennium Bank from 2002 to 2004 as a member of the board of directors of Harleysville National Corporation from 2004 to 2005.
(4)	Mr. Wetty founded A&L Handles, Inc., Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002.
(5)	Mr. Cohen was a director of ABI since its founding in 2009 and AB since its founding in 2002. He served as Chairman, CEO and President of Construction Fasteners, Inc. until January 2002 when he sold the company.
(6)	Mr. Myers was a director of ABI since its founding in 2009 and AB since its founding in 2002. He served as Chairman, CEO and President of B.L. Myers Bros., Inc. until December 2001 when he sold the company.
(7)	Mr. Sparks has served as Chairman, President and CEO of First Priority from its inception in 2007. Mr. Sparks also has served as Chairman and CEO of First Priority Bank from its inception in 2005. Effective with the merger of First Priority and ABI on February 28, 2013, Mr. Sparks became Chairman and CEO of First Priority and Chairman of First Priority Bank. Mr. Sparks was Chairman and CEO of Millennium Bank from 1998 to 2004.
(8)	Ms. Tarte is a private investor and does voluntary work for charitable organizations.
(9)	Mr. Ehrlich served as Chairman, CEO and President of ABI and AB since their founding in 2009 and 2002, respectively. He is active in many community organizations and currently serves on the board of the Wilson School District in Berks County Pennsylvania.
(10)	Dr. Marcus served as a director of ABI and AB since February 1, 2012. He was the Medical Director and CEO of Omega Medical Laboratories until January 2005, when he sold the business. Dr. Marcus is on the board of directors of the Berks Medical Society.
(11)	Mr. Novak has been an attorney with the law firm of Conrad O’Brien since 1994. Mr. Novak has served as President of Novak Strategic Advisors since 2001. Mr. Novak was Chairman of the Republican State Committee of Pennsylvania from 1996 to 2005.
(12)	Mr. Worthington is an owner of the Newtown Athletic Club in Newtown, Pennsylvania, a facility specializing in providing health and recreation services to its members. In 2001, the Newtown Athletic Club became a partner in Healthquest of Flemington, New Jersey, which specializes in providing health and recreation services. Mr. Worthington is also a partner in the Horsham Athletic Club in Horsham, Pennsylvania.
(13)	Mr. Ehrlich was an organizing director, Chairman, CEO and President of AB and Chairman, CEO and President of ABI since its founding in 2009. Mr. Marcus was elected to the board of directors of ABI and AB on February 1, 2012. Mr. Novak has been a director of First Priority since its formation in 2007 and a director of First Priority Bank since 2006. Mr. Worthington has been a director of First Priority Bank since 2008. Messer’s Shaftel, Small and Wetty were organizing directors of the Bank and directors of First Priority since its formation in 2007 and have been directors of the Bank since its inception in 2005. Mr. Sabatucci was an organizing director of AB and a director of ABI since its founding in 2009. Messrs. Cohen and Myers were organizing directors of AB and directors of ABI since its founding in 2009. Mr. Sparks was an organizing director of the Bank and has been a director of First Priority since its formation in 2007. Ms. Tarte has been a director of First Priority and First Priority Bank since 2009 until February, 2013 at which time she resigned as a director of First Priority Bank.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to our named executive officers for the last three fiscal years. The compensation committee establishes the salaries for these executive officers.

	Year	Salary ($)	Bonus(3) ($)	Stock Awards ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(6) ($)		Total ($)

David E. Sparks, Chairman, and Chief Executive Officer(1)	2012	$218,269	$0	$0	None	None	$0	$74,524	(5)	$292,793
	2011	$193,365	$0	$0	$57,750	None	$0	$19,500		$270,615
	2010	$175,000	$0	$0	None	None	$0	$17,787		$192,787

Steven A. Ehrlich, President(1)(2)	2012	N/A

Lawrence E. Donato, Executive Vice President and Chief Risk Officer(1)	2012	$180,777	$0	$0	None	None	$0	$38,741	(5)	$219,518
	2011	$173,754	$0	$0	$34,650	None	$0	$11,393		$219,797
	2010	$162,000	$0	$0	None	None	$0	$11,028		$173,028

Mary Ann Messmer, Executive Vice President(1)	2012	$180,777	$0	$0	None	None	$0	$31,368	(5)	$212,145
	2011	$174,754	$0	$0	$34,650	None	$0	$13,270		$222,470
	2009	$165,000	$0	$0	None	None	$0	$10,965		$175,965

Mark J. Myers, Chief Financial Officer(1)	2012	$169,654	$0	$0	None	None	$0	$21,945	(5)	$191,599
	2011	$162,950	$2,500	$0	$23,100	None	$0	$10,881		$199,431
	2010	$147,346	$5,000	$0	None	None	$0	$9,600		$161,946

(1)	Mr. Sparks is also the Chairman of First Priority Bank. Mr. Ehrlich is also President and Chief Executive Officer of First Priority Bank. Mr. Donato is also Executive Vice President and Chief Operating Officer of First Priority Bank. Ms. Messmer is also Executive Vice President of First Priority Bank. Mr. Myers is also Chief Financial Officer of First Priority Bank.
(2)	Prior to the Merger, Mr. Ehrlich was Chairman, President and Chief Executive Officer of Affinity Bancorp, Inc. and Affinity Bank of Pennsylvania and assumed his positions with the Company and First Priority Bank effective March 1, 2013. Accordingly, Mr. Ehrlich received no compensation from First Priority or First Priority Bank during 2012. Mr. Ehrlich’s compensation with the Company is paid under an employment agreement which became effective with the Merger. Mr. Ehrlich’s base salary is currently $225,000. See “Mr. Ehrlich’s Employment Agreement” below.
(3)	The amounts reported represent specific performance awards approved by the compensation committee.
(4)	The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(5)	Includes deferred compensation paid in 2012 related to compensation deferred in 2009 under the 2009 deferred compensation plan in amounts of $54,275 for Mr. Sparks; $27,138 for Mr. Donato; $17,911 for Ms. Messmer; and $10,855 for Mr. Myers. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.
(6)	Includes for Mr. Sparks, a car allowance or car lease payments of $8,400 for 2012 and 2011 and $7,200 for 2010 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of the three years; for Mr. Myers, a car allowance for business use of his vehicle of $6,000 for 2012 and 2011 and $5,000 for 2010. Includes for Mr. Sparks the expense of a country club membership used for business generation in the amount of $5,300 for all three years. The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Donato and Myers and Ms. Messmer in 2012 were $6,548, $5,603, $5,090 and $5,652, respectively and in 2011 were $5,800, $5,393, $4,881 and $5,410, respectively, and in 2010 were $5,284, $5,028, $4,600 and $3,195, respectively. Also includes amounts paid under the 2009 deferred compensation plan as discussed.

Outstanding Equity Awards at Fiscal Year End—2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David E. Sparks	59,000	0	—	$10.00	12/22/15	5,019	$29,462	0	0
	1,000	0		$10.25	12/11/18
	0	25,000		$5.58	5/6/21

Lawrence E. Donato	44,000	0	—	$10.00	12/22/15	2,509	$14,728	0	0
	1,000	0		$10.25	12/11/18
	0	15,000		$5.58	5/6/21

Mary Ann Messmer	44,000	0	—	$10.00	12/22/15	1,656	$9,721	0	0
	1,000	0		$10.25	12/11/18
	0	15,000		$5.58	5/6/21

Mark J. Myers	15,000	0	—	$10.00	7/26/17	1,003	$5,899	0	0
	0	10,000		$5.58	5/6/21

(1)	Options granted vest in full on the fourth anniversary of the grant date and terminate ten years from the date of grant.
(2)	Restricted stock granted with the payment of the 2009 deferred compensation plan. Stock is restricted until 12/31/15. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below. Market value per share is based on the year end book value at grant date of $5.82 per share.

Option Exercises and Stock Vested—2012

The named executive officers did not exercise any stock options during the year ended December 31, 2012.

Pension Benefits

The named executive officers participate in First Priority Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan. In 2012, the Bank’s match for Messrs. Sparks, Donato and Myers and Ms. Messmer were $6,548, $5,603, $5,090 and $5,652, respectively.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

On December 11, 2008, the board of directors approved a deferred compensation plan, which became effective on January 1, 2009. The plan is administered by the compensation committee. Messrs. Sparks, Donato, Myers and Ms. Messmer were eligible to participate in the plan, along with other highly compensated employees and other management as selected by the Company’s board of directors.

Compensation amounts elected to be deferred by the participants in the plan (“Deferrals”) will become 100% vested on December 31 of a calendar year in which the Company has three quarters of profitability and is also profitable for that respective calendar year (the “Profitability Date”). At the end of a plan year in which a Deferral is made, the executive will be granted restricted stock equal to the amount of the Deferral divided by the greater of the current market value of First Priority common stock at the date of grant or $10.00 (the “Company Contribution”). The Company Contribution will vest on the later of: (i) the three year anniversary of the Profitability Date, or (ii) on the five year anniversary of the date on which the Company credited the Company Contribution to the participant’s account.

The Profitability Date was achieved on December 31, 2012. Accordingly, for Messrs. Sparks, Donato, Myers and Ms. Messmer, voluntarily deferred 2009 salary plus interest in the amounts of $54,276, $27,138, $10,855 and $17,911, respectively, was paid on that date. The deferred compensation plan was discontinued after 2009; accordingly no further deferrals have been or will be made under the deferred compensation plan.

Mr. Ehrlich’s Employment Agreement

As a condition to consummation of the Merger, Mr. Ehrlich entered into an employment agreement with First Priority. The employment agreement provides that Mr. Ehrlich serves as the President of First Priority as well as the President and CEO of First Priority Bank. The agreement has a term of three years that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other on non-renewal at least 60 days prior to such anniversary date. The agreement provides Mr. Ehrlich with a base salary of $225,000, as adjusted effective January 1, 2013 by the Affinity Board of Directors, and benefits commensurate with other First Priority executive officers, including health insurance, five weeks of vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things. Under the agreement, Mr. Ehrlich’s employment can be terminated for “cause” as defined in the agreement.

If First Priority were to terminate Mr. Ehrlich without cause, or if Mr. Ehrlich were to terminate his employment for “good reason”, as defined, including but not limited to, change in control of First Priority, he will be entitled to receive post termination benefits as follows: an amount equal to three (3) times the sum of (i) the highest salary paid to him in the year of termination or prior two calendar years and (ii) the highest bonus paid to him in one of the three calendar years prior to termination and (iii) an adjustment for benefits.

Potential Payments Upon Termination or Change in Control

Messrs. Sparks, Donato, Myers and Ms. Messmer have entered into change in control agreements with First Priority Bank. The change in control agreements provide for the receipt of a lump-sum cash payment in the event that the individual’s employment is terminated involuntarily or he or she resigns for specified events of “good reason” following a change in control of the Bank. The cash payment would be in an amount equal to two times the sum of (i) the individual’s highest base salary for the year of termination or the immediately preceding two calendar years, and (ii) the highest bonus paid to the executive by the Bank with respect to one of the two calendar years immediately preceding the year of termination. The executive would also receive a cash payment in lieu of continued pension, welfare and other benefits, including health insurance.

Compensation of Directors

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2012.

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Howard R. Berlin(2)	—	—	1,000	—	1,000
John K. Desmond, Jr.(2)	—		2,000	—	2,000
Robert J. Fairbaugh(2)	—		2,000	—	2,000
Alan P. Novak	—		1,000	—	1,000
Mel A. Shaftel	—		3,000	—	3,000
Vincent P. Small, Jr.	—		3,000	—	3,000
Patrick M. Smith(2)	—		3,000	—	3,000
Christopher E. Spinieo(2)	—		1,000	—	1,000
Karen G. Tarte	—		1,000	—	1,000
Michael G. Wade(2)	—		1,000	—	1,000
William L. Wetty	—		3,000	—	3,000
Samuel J. Worthington, Jr.	—		2,000	—	2,000

(1)	For their service on the First Priority board of directors from the date of the 2011 annual shareholders’ meeting to the 2012 annual shareholders’ meeting, all non-employee directors were compensated with the grant of 1,000 options on May 4, 2012 to purchase common stock of the Company at an exercise price of $5.87 for their period of service on the board from the 2011 annual shareholders meeting to the 2012 annual meeting. In additions, members of the Audit and Compensation Committees meeting their full year service requirement for 2011 each received an option grant to purchase 1,000 shares of First Priority common stock. Options vest in full four years from date of grant and terminate ten years from the grant date. Notwithstanding the above, options will become fully vested immediately upon a change of control.
(2)	Effective with the Merger, Messrs. Berlin, Desmond, Fairbaugh, Smith, Spinieo and Wade no longer serve on the board of directors of First Priority. Messrs. Desmond, Smith and Wade will continue as directors of First Priority Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 22, 2013, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table (the “named executive officers”). The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent Beneficial Ownership(1)
Irvin Cohen	101,717	(6)	1.60%
Lawrence E. Donato	196,279	(3)(4)(7)	3.06%
Steven A. Ehrlich	170,484	(6)	2.64%
Jerome I. Marcus	161,354		2.54%
Mary Ann Messmer	65,704	(3)(4)(7)	1.03%
Barry L. Myers	30,429	(6)	*
Mark J. Myers	23,268	(7)	*
Alan P. Novak	12,947	(2)	*
Frank Sabatucci	58,952	(6)	*
Mel A. Shaftel	159,618	(2)(4)	2.51%
Vincent P. Small, Jr.	92,051	(2)	1.45%
David E. Sparks	313,521	(3)(4)(7)	4.87%
Karen G. Tarte	255,166	(4)	3.99%
William L. Wetty	145,842	(2)(4)	2.29%
Samuel J. Worthington, Jr.	188,892	(5)	2.96%
All directors and named executive officers as a group (15 persons)	1,976,224	(4)(5)	29.14%

*	Less than 1%
(1)	Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares. Also includes shares the holder has the right to acquire within sixty (60) days of March 22, 2013, and therefore amounts shown include warrants and options to acquire First Priority common stock that are exercisable on or before May 21, 2013. As of the date of this proxy statement, the number of shares represented by warrants and vested options which have been granted to all directors, executive officers and management as a group totaled 127,560 and 284,148 shares, respectively.
(2)	Includes a total of 9,000 options granted during 2005 to each non-employee director and 9,000 options to Mr. Novak in 2006 under First Priority’s 2005 Stock Compensation Program (the “2005 Program”). All options granted under the 2005 Program were granted at an exercise price of $10.00 per share, vested in full four years from the date of grant and terminate ten years from the date of grant (December 22, 2015, except for Mr. Novak whose options terminate March 23, 2016). In addition, includes a total of 1,000 options granted on December 11, 2008 to each non-employee director at an exercise price of $10.25 per share, vested in full four years from the date of grant and terminate ten years from the date of grant.
(3)	Includes the following number of vested options granted at an exercise price of $10.00 per share on December 22, 2005, to each executive officer under the 2005 Program: Mr. Sparks – 59,000 stock options; Ms. Messmer – 44,000 stock options; and Mr. Donato – 44,000 stock options. These options fully vested on December 21, 2009. In addition, includes a total of 1,000 options granted on December 11, 2008 to Messrs. Sparks and Donato and Ms. Messmer at an exercise price of $10.25 per share, vested in full four years from the date of grant and terminate ten years from the date of grant.
(4)	Mr. Donato’s beneficial ownership includes 82,171 shares of common stock and 15,000 warrants owned jointly with his wife and 12,685 shares of common stock and 200 warrants owned by his children with respect to which Mr. Donato does not exercise voting and investment power.

Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock and 1,000 warrants held jointly with her husband and 5,000 shares and 1,000 warrants held in the name of her husband.

Mr. Shaftel’s beneficial ownership includes 43,312 shares of common stock and 1,000 warrants owned by a trust in which Mr. Shaftel shares voting and investment power.

Mr. Sparks’ beneficial ownership includes 75,050 shares of common stock and 15,000 warrants owned by his wife and 1,050 shares of common stock and 200 warrants owned by his children with respect to which Mr. Sparks does not exercise voting and investment power.

Mr. Wetty’s beneficial ownership includes 123,642 shares of common stock and 12,200 warrants owned jointly with his wife.

Ms. Tarte’s beneficial ownership includes 30,166 shares of common stock, 500 warrants and 10,000 vested options owned by her spouse with respect to which Ms. Tarte does not exercise voting and investment power, and a total of 175,000 shares and 35,000 warrants owned by Conwell Limited Partnership and Wellington Limited Partnership. Ms. Tarte is a limited partner in these partnerships and does not exercise voting and investment power.

(5)	Mr. Worthington’s beneficial ownership includes 15,000 vested options issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital.
(6)	The number of shares beneficially owned by each director includes options issued to former directors of Affinity Bancorp, Inc. which became fully vested upon the change of control effective with the merger into First Priority Financial Corp. Mr. Cohen – 2,453 options; Mr. Ehrlich – 116,880 options; Mr. B. Myers – 2,453 options; and Mr. Sabatucci – 2,453 options.
(7)	Includes the following number of shares of restricted stock granted on December 31, 2009, pursuant to the Company’s 2009 Deferred Compensation Plan: Mr. Sparks – 5,019 shares; Mr. Donato – 2,509 shares; Mr. M. Myers – 1,003 shares; and Ms. Messmer – 1,656 shares. The restricted shares become 100% vested upon the later of the three-year anniversary of a Profitability Date (December 31, 2015). A Profitability Date is defined in the Plan as the last day of a calendar year in which the Company reports three quarters of profitability as well as a profit for that entire calendar year (December 31, 2012); provided that the individual must remain employed with the Company until the vesting date, subject to certain exceptions set forth in the plan, such as termination without cause. The restricted shares become fully vested upon a change of control. The individuals exercise voting power over the restricted shares but do not have investment power until the restriction is removed. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with First Priority Bank in the ordinary course of business during the fiscal year ended December 31, 2012. Similar transactions may be expected to take place in the future. Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis. The aggregate extensions of credit to all such persons, as a group, totaled $5,734,000 at December 31, 2012.

Board and Committees

The board of directors held eleven (11) meetings in 2012. The board of directors maintains an audit and governance committee, a compensation committee, and a nominating committee.

For 2012, the compensation committee consisted of Messrs. Shaftel (Chairman), Small, and Worthington and met five (5) times. In addition, Messrs. John K. Desmond, Jr. and Mr. Patrick Smith, current directors of First Priority Bank, were members on this corporate committee. Effective with the merger of ABI with FPFC on February 28, 2013 (the “Merger”) the membership of the compensation committee consists of Messrs. Shaftel (Chairman), B. Myers, Marcus, Small and Worthington. The compensation committee does not operate under a written charter. Messrs. Sparks and Ehrlich serve as ex-officio members of the Compensation Committee.

For 2012, the nominating committee consisted of Messrs. Desmond (Chairman), Novak, and Sparks and met once during 2012. In addition, Messrs. Christopher E. Spinieo and Mr. Michael Wade were members of this corporate committee. Mr. Wade is currently a director of First Priority Bank. Effective with the Merger, the nominating committee consists of Messrs. Novak (Chairman), Ehrlich, Sparks and Wetty. The nominating committee does not operate under a written charter. The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process. The nominating committee considers potential candidates recommended by its members, management and others, including shareholders. The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.

For 2012, the audit and governance committee consisted of Messrs. Small (Chairman), Fairbaugh, Shaftel, Smith, and Wetty, and met six (6) times during 2012. Effective with the Merger, the audit and governance committee consists of Messrs. Small (Chairman), Cohen, Sabatucci, Shaftel and Mr. Patrick M. Smith (director First Priority Bank). The audit and governance committee operates under a written charter. Messrs. Small and Smith have been designated the “audit governance committee financial experts” and meet the qualifications to serve as such under the NASDAQ listing standards.

During 2012, all directors attended at least 75% of the aggregate number of board meetings and meetings of committees on which each director served.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank. Also, during 2012, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by ParenteBeard LLC for the fiscal years ended December 31, 2012, and December 31, 2011.

December 31, 2012
Audit Fees	$168,454
Audit-Related Fees	$—
Tax Fees	$17,061
All Other Fees	$—

December 31, 2011
Audit Fees	$58,291
Audit-Related Fees	$—
Tax Fees	$15,132
All Other Fees	$—

Audit fees included audit fees related to the filing of the S-4 joint proxy statement/prospectus filed in connection with the merger of FPFC and ABI ($103,277); the audit of the Company’s annual consolidated financial statements ($61,500); and related expenses ($3,677). Tax fees include the preparation of the Company’s tax returns.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits. The following is a list of Exhibits to this Registration Statement.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 23, 2011, between First Priority Financial Corp. and Affinity Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.1(i)	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.1(ii)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.1(iii)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.1(iv)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

10.1*	Change in Control Agreement between First Priority Financial Corp. and David E. Sparks (incorporated by reference to Exhibit 10.2 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

10.2*	Employment Agreement between First Priority Financial Corp. and Steven A. Ehrich (incorporated by reference to Exhibit 10.2 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

10.3*	Change in Control Agreement between First Priority Financial Corp. and Lawrence E. Donato (incorporated by reference to Exhibit 10.3 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

10.4*	Change in Control Agreement between First Priority Financial Corp. and Mary Ann Messmer (incorporated by reference to Exhibit 10.4 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

11.1	Statements re computation of per share earnings (see Note 3 to First Priority’s Audited Consolidated Financial Statements filed herewith)

21.1	Subsidiaries of First Priority Financial Corp.

*	Denotes a compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Priority Financial Corp.

April 9, 2013

	By:	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	April 9, 2013
David E. Sparks

/s/ Mark J. Myers	Chief Financial Officer (Principal Financial Officer)	April 9, 2013
Mark J. Myers

/s/ Steven A. Ehrlich	President and Director	April 9, 2013
Steven A. Ehrlich

/s/ Irvin Cohen	Director	April 9, 2013
Irvin Cohen

/s/ Jerome I. Marcus	Director	April 9, 2013
Jerome I. Marcus

	Director	April 9, 2013
Barry L. Myers

/s/ Alan P. Novak	Director	April 9, 2013
Alan P. Novak

/s/ Frank Sabatucci	Director	April 9, 2013
Frank Sabatucci

	Director	April 9, 2013
Mel A. Shaftel

/s/ Vincent P. Small, Jr.	Director	April 9, 2013
Vincent P. Small, Jr.

	Director	April 9, 2013
Karen G. Tarte

/s/ William L. Wetty	Director	April 9, 2013
William L. Wetty

/s/ S. James Worthington, Jr.	Director	April 9, 2013
S. James Worthington, Jr.