Form 10-Q
period 2013-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2013-05-20
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from             to

Commission File Number No. 333-140879

FIRST PRIORITY FINANCIAL CORP.

Pennsylvania	20-8420347
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2 West Liberty Boulevard, Suite 104 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 280-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 1, 2013
Common Stock, $1.00 Par Value	6,328,421 Outstanding Shares

A CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, and as such, statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority Financial Corp.’s actual results to differ materially from those anticipated events.

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

•	the occurrence of adverse changes in the securities markets;

•	the effects of changes in technology or in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	First Priority’s ability to effectively integrate the business and operations of Affinity Bancorp, Inc. and/or Affinity Bank of Pennsylvania, which were acquired on February 28, 2013; and

•	First Priority’s success in managing the risks involved in the foregoing.

The effects of these factors are difficult to predict. New factors emerge from time to time, and we are not able assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date of this document.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this quarterly report or the date of any document incorporated by reference in this quarterly report.

PART I

Item 1. Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$5,705	$4,841
Interest bearing deposits in banks	39,364	6,175

Total cash and cash equivalents	45,069	11,016
Residential mortgage loans held for sale	90	—
Securities available for sale (amortized cost: $55,590 and $15,996, respectively)	56,337	16,679
Loans receivable	331,393	244,275
Less: allowance for loan losses	2,565	2,460

Net loans	328,828	241,815
Restricted investments in bank stocks	2,789	1,337
Premises and equipment, net	2,708	901
Accrued interest receivable	1,401	1,040
Other real estate owned	1,237	184
Goodwill	2,200	1,194
Intangible assets with finite lives	573	—
Other assets	1,464	980

Total Assets	$442,696	$275,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$38,801	$28,176
Interest-bearing	319,641	204,867

Total deposits	358,442	233,043
Short-term borrowings	25,000	—
Long-term debt	13,000	13,000
Accrued interest payable	460	378
Other liabilities	2,138	1,015

Total Liabilities	399,040	247,436

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,528	4,513
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	234	236
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,593	4,593
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2013: 6,328,421; 2012: 3,144,003	6,328	3,144
Surplus	39,696	26,230
Accumulated deficit	(12,470)	(11,689)
Accumulated other comprehensive income	747	683

Total Shareholders’ Equity	43,656	27,710

Total Liabilities and Shareholders’ Equity	$442,696	$275,146

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2013	2012
Interest Income
Loans receivable, including fees	$3,488	$3,109
Securities—taxable	166	193
Securities—exempt from federal taxes	27	11
Interest bearing deposits and other	9	3

Total Interest Income	3,690	3,316

Interest Expense
Deposits	728	895
Short-term borrowings	2	—
Long-term debt	63	83

Total Interest Expense	793	978

Net Interest Income	2,897	2,338
Provision for Loan Losses	165	175

Net Interest Income after Provision for Loan Losses	2,732	2,163

Non-Interest Income
Wealth management fee income	59	77
Gains on sales of investment securities	—	142
Other	61	42

Total Non-Interest Income	120	261

Non-Interest Expenses
Salaries and employee benefits	1,540	1,221
Occupancy and equipment	355	258
Data processing equipment and operations	169	125
Professional fees	146	179
Marketing, advertising, and business development	36	19
FDIC insurance assessments	73	63
Pennsylvania bank shares tax expense	74	57
Collateral protection expense	—	79
Merger related costs	797	—
Other real estate owned	118	—
Other	192	161

Total Non-Interest Expenses	3,500	2,162

Net Income (Loss)	$(648)	$262

Preferred dividends, including net amortization	133	133

Income (loss) to Common Shareholders	$(781)	$129

Income (loss) per common share:
Basic	$(0.18)	$0.04
Diluted	$(0.18)	$0.04
Weighted average common shares outstanding
Basic	4,241	3,144
Diluted	4,241	3,148

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(648)	$262

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available for sale securities	64	(340)
Reclassification adjustment for net investment gains realized in income	—	142

Total other comprehensive income (loss)	64	(198)

Total comprehensive income (loss)	$(584)	$64

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehen- sive Income	Total
Balance—December 31, 2011	$9,289	$3,142	$26,062	$(11,910)	$861	$27,444
Preferred stock dividends	—	—	—	(120)	—	(120)
Net amortization on preferred stock	13	—	—	(13)	—	—
Issuance of 1,875 shares of restricted common stock	—	2	(2)	—	—	—
Net income	—	—	—	262	—	262
Other comprehensive loss	—	—	—	—	(198)	(198)
Stock options expense	—	—	28	—	—	28

Balance—March 31, 2012	$9,302	$3,144	$26,088	$(11,781)	$663	$27,416

Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(120)	—	(120)
Net amortization on preferred stock	13	—	—	(13)	—	—
Forfeiture of 100 shares of restricted common stock	—	—	—	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(648)	—	(648)
Other comprehensive income	—	—	—	—	64	64
Stock options expense	—	—	33	—	—	33

Balance—March 31, 2013	$9,355	$6,328	$39,696	$(12,470)	$747	$43,656

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the three months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(648)	$262
Adjustments to reconcile net income (loss) to net cash (Used in) provided by operating activities:
Provision for loan losses	165	175
Provision for foreclosed asset losses	101	32
Depreciation and amortization	72	60
Net (accretion) amortization of securities premiums	(23)	13
Stock based compensation expense	15	28
Gains on sales of investment securities	—	(142)
Decrease in accrued interest receivable	41	22
Increase in other assets	(84)	(25)
Increase (decrease) in accrued interest payable	(113)	21
Increase (decrease) in other liabilities	(135)	18

Net Cash (Used in) Provided by Operating Activities	(609)	464

Cash Flows from Investing Activities
Net increase in loans	(9,218)	(3,761)
Increase in mortgage loans held for sale	(90)	—
Purchases of securities available for sale	(14,342)	(4,742)
(Purchase)/Redemption of restricted stock	(353)	70
Proceeds from maturities or calls of securities available for sale	7,501	427
Proceeds from the sale of securities available for sale	1,305	2,736
Proceeds from the sale of other real estate owned	180	—
Proceeds related to receivables for investment securities sold	33,630	—
Net (increase) decrease of premises and equipment	6	(36)
Net cash received from acquisition	24,419	—

Net Cash Provided by (Used in) Investing Activities	43,038	(5,306)

Cash Flows from Financing Activities
Net decrease in deposits	(25,470)	(8,132)
Net increase in short-term borrowings	25,000	1,000
Decrease in long-term debt	(14,358)	—
Proceeds from issuance of common stock	6,572	—
Cash dividends paid on preferred stock	(120)	(120)

Net Cash Used in Financing Activities	(8,376)	(7,252)

Net Increase (Decrease) in Cash and Cash Equivalents	34,053	(12,094)
Cash and Cash Equivalents—Beginning	11,016	16,218

Cash and Cash Equivalents—Ending	$45,069	$4,124

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$1,000	$1,000
Cash paid for interest on deposits and borrowings	$1,103	$957
Cash paid for income taxes	$—	$10

See notes to consolidated financial statements.

First Priority Financial Corp.

Unaudited Notes to Consolidated Financial Statements

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

On February 29, 2008, First Priority acquired Prestige Community Bank (“Prestige”) and Prestige merged with and into First Priority Bank.

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.9 million in loans, and deposits of $150.9 million. Affinity operated five branch offices within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued in connection with the merger. Also, in conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of March 31, 2013, First Priority had total assets of $442.7 million and total shareholders’ equity of $43.7 million. First Priority’s principal executive offices are located at 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355. The telephone number is (877) 533-4420.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of March 31, 2013, First Priority Bank had total assets of $442.8 million, total loans of $331.4 million, total deposits of $359.6 million and total shareholder’s equity of $42.9 million. First Priority Bank’s administrative headquarters and full service main office are located at 2 West Liberty Boulevard, Suite 104, Malvern, PA 19355. The main telephone number is (877) 533-4420.

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

First Priority Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. In addition, various life insurance products are offered through First Priority Bank, and the Bank has also entered into solicitation agreements with several investment advisors to provide portfolio management services for introduced customers of the Bank.

The ability to originate loans and build a sound, growing loan portfolio is critically important to the success of First Priority Bank. The Bank provides highly customized loan products offered with excellent service and expertise with a goal of timely responsiveness within the market, and delivers these products and quality services through a staff of highly experienced lenders who are properly supported in the marketplace by seasoned management. The Bank’s lenders provide true relationship banking based upon a deep understanding of client needs, personal service, prompt decision making and customized banking solutions.

First Priority Bank currently seeks deposits and commercial and private banking relationships through its ten banking offices with completion of the integration of Affinity’s branches. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accompanying unaudited consolidated financial statements consist of the parent company, First Priority Financial Corp. and its consolidated wholly owned subsidiary, First Priority Bank. The consolidated balance sheets and related statements of income of the Company are substantially the same as the consolidated balance sheets and related statements of income of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Acquired Loans

Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods used to estimate the required allowance for loan losses for these loans is similar to originated loans. However, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discount. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.

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

A majority of the Bank’s loans are to business owners of many types. The Bank makes commercial loans for real estate development and other business purposes required by our customers.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ended March 31, 2013, the Company did not record an allowance for loan losses for acquired impaired loans. There were no acquired loans as of March 31, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the three months ended March 31, 2013, the Company did not record a provision for loan losses on acquired non-impaired loans. There were no acquired loans as of March 31, 2012.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

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

Note 2—Merger with Affinity Bancorp, Inc.

On February 28, 2013, First Priority and Affinity Bancorp, Inc. completed a merger, pursuant to a definitive merger agreement dated May 23, 2012, whereby the companies agreed to merge their respective holding companies and bank subsidiaries. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued in connection with the merger. The combination created a full-service community bank serving the Berks, Chester, Montgomery and Bucks County markets. The Company is headquartered in Malvern, PA.

The acquisition is being accounted for using acquisition accounting, which requires the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $175.9 million, which consisted of $77.9 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.0 million. The fair value of liabilities assumed aggregated $165.8 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off prior to March 31, 2013. The transaction added $10.0 million to First Priority’s equity. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Company continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

(In thousands, except share and per share data)
Purchase Price Consideration in Common Stock
Affinity common shares settled for stock	1,952,644
Exchange ratio	0.9813
First Priority shares issued	1,915,942
Value assigned to First Priority’s common shares	$5.22
Purchase Price assigned to Affinity common shares exchanged for First Priority Stock—Total Purchase Price		$10,001
Purchase Price Consideration—Affinity Options Rolled over to First Priority Options		44

Total Purchase Price		10,045
Identifiable assets:
Cash and due from banks	$24,419
Securities available for sale	33,253
Loans and leases	77,884
Intangible assets	582
Other assets	38,738

Total identifiable assets		174,876
Liabilities:
Deposits	$150,904
Long-term borrowings	14,358
Other liabilities	575

Total liabilities		165,837

Net goodwill resulting from merger		$1,006

The acquired assets and assumed liabilities were measured at estimated fair values. In many cases, determining the fair value of the acquired assets and assumed liabilities required First Priority to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition.

The estimated fair values of cash and due from banks, other assets and other liabilities approximate their stated value.

The estimated fair values of the investment securities available for sale were calculated primarily using level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities to ensure the highest level of significant inputs are derived from market observable data.

Real estate acquired through foreclosure was primarily valued based on estimated or appraised collateral values.

The most significant fair value determination related to the valuation of acquired loans. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors. The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.

Affinity’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Affinity’s loan portfolio without evidence of deterioration was recorded at a current fair value of $75.3 million. The Company utilized an interest rate loan fair value analysis, which resulted in a positive fair value adjustment of $1.6 million related to this portion of the acquired loans and a general credit fair value analysis which resulted in an offsetting $1.6 million reduction in the fair value.

To prepare the interest rate loan fair value analysis loans were assembled into groupings by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment. The general credit risk fair value adjustment was calculated using a two part general credit fair value analysis; (1) expected lifetime losses, using an average of historical losses of the Company, Affinity and peer banks; and, (2) an estimated fair value adjustment for qualitative factors related to general economic conditions and the risk related to lack of familiarity with the originator’s underwriting process.

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, the Company recorded $2.5 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.1 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount of $258 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

The following is a summary of the acquired impaired loans at March 31, 2013 resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$4,999
Contractual cash flows not expected to be collected	2,141

Expected cash flows at acquisition	2,858
Interest component of expected cash flows	318

Basis in acquired loans at acquisition – estimated fair value	$2,540

The fair value of demand deposits, money market and savings deposits acquired through the merger with Affinity was assumed to be approximately the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The CDI value represents the future economic benefit of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible of $582 thousand is being amortized over an estimated useful life of approximately 10 years.

Management used specific market quotations from the FHLB to fair value long-term FHLB advances. These borrowings were subsequently paid off by the Company prior to March 31, 2013 at the recorded fair values.

In addition, the Company has determined, based on the analysis of available positive and negative evidence, that a valuation allowance should be recorded against deferred taxes of the Company. Therefore, the incremental net deferred tax assets resulting from the merger with Affinity, totaling $1.6 million, were fully reserved by a valuation allowance. Affinity had a Federal net operating loss carryforward (“NOL”) for tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized. The $500 thousand deferred tax asset related to the NOL is included in the $1.6 million net deferred tax asset discussed above.

In connection with the merger with Affinity, First Priority incurred merger related costs in regards to completion of the merger, including costs of integrating merged operations with and into First Priority. These expenses consist of professional services, conversion of systems and/or integration of operations, and termination of duplicate existing contractual arrangements. A summary of merger related costs included in the consolidated statement of income follows (dollars in thousands):

For the three months ended March 31, 2013:

Legal	$5
Accounting	17
Investment banking	350
Contract termination	314
Document printing and filing	111

Total	$797

Pro Forma Condensed Combined Financial Information

If the merger between First Priority and Affinity had been completed on January 1, 2012, total revenue, consisting of net interest income plus non-interest income, would have been $4.90 million and $4.22 million for the three months ended March 31, 2013 and 2012, respectively, and net income on a pro forma basis would have been $949 thousand for the three months ended March 31, 2013 while a net loss of $662 thousand would have been recorded for the three months ended March 31, 2012. Supplemental pro forma earnings for 2013 were adjusted to exclude $1.04 million of merger related costs incurred in the first three months of 2013; the results for the first three months of 2012 were adjusted to include these charges.

The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

The amount of total revenue (net interest income plus non-interest income) and net income specifically related to Affinity for the period beginning March 1, 2013, included in the consolidated statements of income of First Priority, is $443 thousand and $77 thousand, respectively, for the three months ended March 31, 2013.

Note 3—Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under U.S. GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoptions of ASU 2013-02 did not have an impact on our results of operations or financial position.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities”, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and ASU 2011-11 did not have an impact on our results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. We are currently evaluating the implications of ASU 2013-04.

Note 4—Earnings (Loss) Per Common Share

All weighted average shares, actual shares and per share information in the consolidated financial statements have been adjusted retroactively for the effect of stock dividends and splits, if applicable, in the calculation of basic and diluted earnings (loss) per common share.

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. For purposes of calculating the basic and diluted loss per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(In thousands, except per share information)
Net income (loss)	$(648)	$262
Less: preferred stock dividends	(120)	(120)
Less: net discount accretion on preferred stock	(13)	(13)

Income (loss) to common shareholders	$(781)	$129

Average basic common shares outstanding	4,241	3,144
Effect of dilutive stock options	—	4

Average number of common shares used to calculate diluted earnings per common share	4,241	3,148

Basic earnings (loss) per common share	$(0.18)	$0.04
Diluted earnings (loss) per common share	$(0.18)	$0.04

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$57	$57
Preferred Series B	5	5
Preferred Series C	58	58

Total preferred dividends	$120	$120

Net accretion (amortization) on preferred stock:
Preferred Series A	$(15)	$(15)
Preferred Series B	2	2
Preferred Series C	—	—

Total net accretion (amortization) on preferred stock	$(13)	$(13)

Note 5—Securities Available for Sale

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	$21,966	$41	$(6)	$22,001
Obligations of states and political subdivisions	19,635	651	(65)	20,221
Federal agency mortgage-backed securities	10,484	118	(1)	10,601
Federal agency collateralized mortgage obligations	1,210	1	(1)	1,210
Other debt securities	2,264	10	(1)	2,273
Money market mutual fund	31	—	—	31

Total investment securities available for sale	$55,590	$821	$(74)	$56,337

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	11,304	585	(32)	11,857
Agency mortgage-backed securities	3,552	129	—	3,681
Money market mutual fund	140	—	—	140

Total investment securities available for sale	$15,996	$715	$(32)	$16,679

There were no individual securities in a continuous unrealized loss position for twelve months or longer as of March 31, 2013 and December 31, 2012.

Securities with an estimated fair value of $27.9 million were pledged at March 31, 2013 to secure public fund deposits acquired through the merger with Affinity. There were no securities pledged for public fund deposits by the Bank as of December 31, 2012. In addition, there were no securities pledged to secure borrowings by the Bank as of March 31, 2013; however, securities with a fair value of $4.7 million were pledged to secure borrowings at December 31, 2012.

The amortized cost and fair value of securities as of March 31, 2013 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2013
	Available for Sale Securities
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$252	$252
Due after one year through five years	7,539	7,543
Due after five years through ten years	21,232	21,364
Due after ten years	26,536	27,147

	55,559	56,306
Money market mutual fund	31	31

Total	$55,590	$56,337

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2013 and December 31, 2012. For presentation, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013, and acquired loans include loans acquired through the merger with Affinity as of this same date.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,586	$62,366
Commercial mortgage	123,127	93,775
Commercial construction	4,987	4,112

Total commercial	216,700	160,253

Residential mortgage loans	55,834	49,354
Consumer:
Home equity lines of credit	33,621	20,654
Other consumer loans	25,529	14,298

Total consumer	59,150	34,952

Total loans	331,684	244,559
Allowance for loan losses	(2,565)	(2,460)
Net deferred loan fees	(291)	(284)

Total loans receivable, net	$328,828	$241,815

Originated loans	$254,509	$244,559
Acquired loans	77,175	—

Total loans	$331,684	$244,559

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2013, these loans totaled $56.9 million and $33.7 million, respectively, or 17.2% and 10.2%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$566	$(54)	$—	$248	$760
Commercial mortgage	559	—	—	28	587
Commercial construction	31	—	—	(5)	26
Residential mortgage loans	176	(8)	1	(37)	132
Home equity lines of credit	89	—	—	(2)	87
Other consumer loans	41	—	1	1	43
Unallocated	998	—	—	(68)	930

Total loans	$2,460	$(62)	$2	$165	$2,565

	For the three months ended March 31, 2012 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,404	$—	$1	$(13)	$1,392
Commercial mortgage	198	—	—	12	210
Commercial construction	10	—	—	(1)	9
Residential mortgage loans	190	—	—	(12)	178
Home equity lines of credit	94	(190)	—	146	50
Other consumer loans	34	—	—	(1)	33
Unallocated	540	—	—	44	584

Total loans	$2,470	$(190)	$1	$175	$2,456

The following tables present the balance in the allowance for loan losses at March 31, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial and industrial	$760	$484	$276	$88,586	$3,538	$85,048
Commercial mortgage	587	249	338	123,127	3,245	119,882
Commercial construction	26	19	7	4,987	1,045	3,942
Residential mortgage loans	132	—	132	55,834	1,115	54,719
Home equity lines of credit	87	—	87	33,621	1,160	32,461
Other consumer loans	43	—	43	25,529	—	25,529
Unallocated	930	—	930	—	—	—

Total loans	$2,565	$752	$1,813	$331,684	$10,103	$321,581

Commercial and industrial	$760	$484	$276	$65,083	$2,728	$62,355
Commercial mortgage	587	249	338	105,021	2,690	102,331
Commercial construction	26	19	7	2,822	576	2,246
Residential mortgage loans	132	—	132	46,898	905	45,993
Home equity lines of credit	87	—	87	9,416	406	9,010
Other consumer loans	43	—	43	25,269	—	25,269
Unallocated	930	—	930	—	—	—

Total originated loans	$2,565	$752	$1,813	$254,509	$7,305	$247,204

Commercial and industrial	$—	$—	$—	$23,503	$810	$22,693
Commercial mortgage	—	—	—	18,106	555	17,551
Commercial construction	—	—	—	2,165	469	1,696
Residential mortgage loans	—	—	—	8,936	210	8,726
Home equity lines of credit	—	—	—	24,205	754	23,451
Other consumer loans	—	—	—	260	—	260
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$77,175	$2,798	$74,377

	December 31, 2012
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial and industrial	$566	$315	$251	$62,366	$6,372	$55,994
Commercial mortgage	559	244	315	93,775	2,293	91,482
Commercial construction	31	20	11	4,112	577	3,535
Residential mortgage loans	176	37	139	49,354	1,040	48,314
Home equity lines of credit	89	—	89	20,654	406	20,248
Other consumer loans	41	—	41	14,298	—	14,298
Unallocated	998	—	998	—	—	—

Total loans	$2,460	$616	$1,844	$244,559	$10,688	$233,871

The Bank had no loans acquired with deteriorated credit quality as of December 31, 2012.

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012 as well as for the periods then ended, respectively:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,814	$2,207	$—	$3,090	$8
Commercial mortgage	555	662	—	185	—
Commercial construction	469	886	—	156	7
Residential mortgage loans	1,115	1,192	—	976	5
Home equity lines of credit	1,160	1,728	—	657	1
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$1,724	$2,096	$484	$1,730	$13
Commercial mortgage	2,690	2,728	249	2,492	—
Commercial construction	576	604	19	577	6
Residential mortgage loans	—	—	—	66	—
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total:
Commercial and industrial	$3,538	$4,303	$484	$4,820	$21
Commercial mortgage	3,245	3,390	249	2,677	—
Commercial construction	1,045	1,490	19	733	13
Residential mortgage loans	1,115	1,192	—	1,042	5
Home equity lines of credit	1,160	1,728	—	657	1
Other consumer loans	—	—	—	—	—

Total	$10,103	$12,103	$752	$9,929	$40

With no related allowance recorded:
Originated loans	$2,315	$2,771	$—	$4,132	$14
Acquired Loans	2,798	3,904	—	932	7

Total	$5,113	$6,675	$—	$5,064	$21

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Originated loans	$4,990	$5,428	$752	$4,865	$19
Acquired Loans	—	—	—	—	—

Total	$4,990	$5,428	$752	$4,865	$19

Total:
Originated loans	$7,305	$8,199	$752	$8,997	$33
Acquired Loans	2,798	3,904	—	932	7

Total	$10,103	$12,103	$752	$9,929	$40

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$4,635	$4,707	$—	$927	$44
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	908	908	—	351	30
Home equity lines of credit	406	860	—	316	3
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$1,737	$2,120	$315	$4,628	$54
Commercial mortgage	2,293	2,329	244	785	75
Commercial construction	577	604	20	115	25
Residential mortgage loans	132	143	37	137	—
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total:
Commercial and industrial	$6,372	$6,827	$315	$5,555	$98
Commercial mortgage	2,293	2,329	244	785	75
Commercial construction	577	604	20	115	25
Residential mortgage loans	1,040	1,051	37	488	30
Home equity lines of credit	406	860	—	316	3
Other consumer loans	—	—	—	—	—

Total	$10,688	$11,671	$616	$7,259	$231

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$1,727	$1,130
Commercial mortgage	3,325	2,293
Commercial construction	252	—
Residential mortgage loans	875	424
Home equity lines of credit	903	246
Other consumer loans	83	—

Total loans	$7,165	$4,093

Commercial and industrial	$1,048	$1,130
Commercial mortgage	2,769	2,293
Commercial construction	—	—
Residential mortgage loans	424	424
Home equity lines of credit	246	246
Other consumer loans	83	—

Total originated loans	$4,570	$4,093

Commercial and industrial	$679	$—
Commercial mortgage	556	—
Commercial construction	252	—
Residential mortgage loans	451	—
Home equity lines of credit	657	—
Other consumer loans	—	—

Total acquired loans	$2,595	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $62 thousand and $65 thousand for the three months ended March 31, 2013 and 2012, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$84,365	$806	$3,415	$—	$88,586
Commercial mortgage	119,801	—	3,326	—	123,127
Commercial construction	3,796	—	1,191	—	4,987
Residential mortgage loans	55,410	—	424	—	55,834
Consumer:
Home equity lines of credit	32,220	—	1,401	—	33,621
Other consumer loans	25,529	—	—	—	25,529

Total	$321,121	$806	$9,757	$—	$331,684

Commercial:
Commercial and industrial	$61,793	$806	$2,484	$—	$65,083
Commercial mortgage	102,251	—	2,770	—	105,021
Commercial construction	2,246	—	576	—	2,822
Residential mortgage loans	46,474	—	424	—	46,898
Consumer:
Home equity lines of credit	9,170	—	246	—	9,416
Other consumer loans	25,269	—	—	—	25,269

Total originated loans	$247,203	$806	$6,500	$—	$254,509

Commercial:
Commercial and industrial	$22,572	$—	$931	$—	$23,503
Commercial mortgage	17,550	—	556	—	18,106
Commercial construction	1,550	—	615	—	2,165
Residential mortgage loans	8,936	—	—	—	8,936
Consumer:
Home equity lines of credit	23,050	—	1,155	—	24,205
Other consumer loans	260	—	—	—	260

Total acquired loans	$73,918	$—	$3,257	$—	$77,175

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55,861	$818	$5,687	$—	$62,366
Commercial mortgage	91,482	—	2,293	—	93,775
Commercial construction	3,535	—	577	—	4,112
Residential mortgage loans	48,446	—	908	—	49,354
Consumer:
Home equity lines of credit	20,248	—	406	—	20,654
Other consumer loans	14,298	—	—	—	14,298

Total	$233,870	$818	$9,871	$—	$244,559

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$1,164	$1,164	$87,422	$88,586
Commercial mortgage	301	—	2,888	3,189	119,938	123,127
Commercial construction	—	—	252	252	4,735	4,987
Residential mortgage loans	381	—	753	1,134	54,700	55,834
Consumer:
Home equity lines of credit	166	—	1,073	1,239	32,382	33,621
Other consumer loans	49	83	—	132	25,397	25,529

Total	$897	$83	$6,130	$7,110	$324,574	$331,684

Commercial:
Commercial and industrial	$—	$—	$1,048	$1,048	$64,035	$65,083
Commercial mortgage	223	—	2,379	2,602	102,419	105,021
Commercial construction	—	—	—	—	2,822	2,822
Residential mortgage loans	—	—	424	424	46,474	46,898
Consumer:
Home equity lines of credit	—	—	246	246	9,170	9,416
Other consumer loans	49	83	—	132	25,137	25,269

Total originated loans	$272	$83	$4,097	$4,452	$250,057	$254,509

Commercial:
Commercial and industrial	$—	$—	$116	$116	$23,387	$23,503
Commercial mortgage	78	—	509	587	17,519	18,106
Commercial construction	—	—	252	252	1,913	2,165
Residential mortgage loans	381	—	329	710	8,226	8,936
Consumer:
Home equity lines of credit	166	—	827	993	23,212	24,205
Other consumer loans	—	—	—	—	260	260

Total acquired loans	$625	—	$2,033	$2,658	$74,517	$77,175

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$250	$880	$1,130	$61,236	$62,366
Commercial mortgage	412	224	1,898	2,534	91,241	93,775
Commercial construction	—	—	—	—	4,112	4,112
Residential mortgage loans	—	7	424	431	48,923	49,354
Consumer:
Home equity lines of credit	—	—	246	246	20,408	20,654
Other consumer loans	—	31	—	31	14,267	14,298

Total	$412	$512	$3,448	$4,372	$240,187	$244,559

As of March 31, 2013 and December 31, 2012, there were no loans greater than 90 days past due and still accruing.

The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank’s allowance for loan losses.

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

There were no troubled debt restructurings entered into by the Bank for the three months ended March 31, 2013.

The following tables reflect information regarding troubled debt restructurings entered into by the Bank for the year ended December 31, 2012:

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

As of March 31, 2013, two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $82 thousand and one home equity line of credit classified as a troubled debt restructuring with a pre-modification balance of $695 thousand and a current balance of $246 thousand were in default and also classified as non-accrual status at both March 31, 2013 and December 31, 2012, respectively. No other TDR’s have subsequently defaulted in the prior twelve months as of each of these dates.

Note 7—Deposits

The components of deposits at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Demand, non-interest bearing	$38,801	$28,176
Demand, interest-bearing	47,662	9,392
Money market and savings accounts	105,575	59,636
Time, $100 and over	48,560	33,049
Time, other	117,844	102,790

	$358,442	$233,043

Included in time, other at March 31, 2013 and December 31, 2012 are brokered deposits of $35.5 million, and $48.5 million, respectively.

At March 31, 2013, the scheduled maturities of time deposits were as follows:

March 31, 2013
(Dollars in thousands)
3/31/2014	$66,102
3/31/2015	39,180
3/31/2016	29,036
3/31/2017	17,357
3/31/2018	14,662
Thereafter	67

$166,404

Note 8—Shareholders’ Equity

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

On August 1, 2008, 39,292 shares of common stock were issued to convert $390 thousand of convertible subordinated debentures, issued in June and July 2007, which the Company elected to convert, resulting in additional equity of $403 thousand. On December 31, 2009, 20,302 shares of restricted common stock were issued to a select group of executives of the Company under provisions of the Company’s Deferred Compensation Plan which became effective January 1, 2009. Of the 20,302 restricted shares issued under this plan, 1,003 shares were forfeited during 2010 resulting in 19,299 restricted shares remaining outstanding as of December 31, 2012 and December 31, 2011. Additionally, during 2012, 2,075 shares of restricted common stock were issued to non-management employees throughout the Company under the Stock Compensation Program as described in Note 9, of which 1,775 shares remained outstanding as of December 31, 2012.

On February 28, 2013, in conjunction with the merger with Affinity Bancorp, Inc. and under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority common stock in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued.

Also, on February 28, 2013 and in conjunction with the merger Affinity Bancorp, Inc., First Priority issued 1,268,576 shares of common stock at an issuance price of $5.22 per share through a private placement resulting in total proceeds of $6.6 million, net of $50 thousand of related issuance costs.

Preferred Stock Outstanding

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

The Series A and Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends.

On February 8, 2013, the U.S. Department of Treasury sold its entire holdings of the Company’s preferred stock as part of its ongoing efforts to wind down and recover its remaining Capital Purchase Program (“CPP”) investments in financial institutions through a modified Dutch auction methodology by offering to domestic qualified institutional buyers and certain domestic institutional accredited investors an opportunity to purchase the Company’s preferred stock from the Treasury. Upon final closing of the sale of these securities to private investors, the previously placed limitations on executive compensation expired. There were no additional changes to the previously existing outstanding preferred stock which resulted from the sale to private investors.

Note 9—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 825,000 shares to officers, other employees and directors of the Company. An additional 382,957 shares were authorized for grant under this plan as a result of the merger with ABI. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control) and terminate ten years from the date of the grant. The exercise price of the options granted shall be the fair market value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price.

A summary of stock option activity for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	712,350	$8.87
Granted during period	—	—
Acquired in merger with ABI	132,112	8.49
Forfeited/cancelled during period	—	—

Outstanding at end of period (1)	844,462	$8.81

Exercisable at end of period (1)	641,962	$9.70

(1)	Included in options outstanding and exercisable at March 31, 2013 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual life of all outstanding stock options and exercisable options at March 31, 2013 was 4.5 years and 3.4 years, respectively. Options outstanding and exercisable options at March 31, 2013 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the three months ending March 31, 2013, other than options granted in conjunction with the merger of ABI.

Under the terms of the merger agreement, each ABI option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As a result, 132,112 options to purchase common shares of FPFC were issued with an average exercise price of $8.49, an expected remaining term of 2.6 years and a contractual term of 3.2 years. These options were valued at the date of the merger at $44 thousand based on the following weighted average assumptions:

March 31, 2013
Dividend yield	0.0%
Expected life	2.6 years
Expected volatility	33%
Risk-free interest rate	0.38%
Weighted average fair value	$0.36
FPFC stock price at date of issuance	$5.22

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. In valuing ABI options, an expected life was calculated assuming all options expire with a three year expiration date expire at expiration date; otherwise, the expected expiration date is the average of three years and the expiration date. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

As of March 31, 2013, there was $230 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007. That cost is expected to be recognized over a weighted average period of 2.5 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of March 31, 2013, there was $58 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through December 31, 2015.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2013:

Shares
Outstanding at beginning of period (1)	21,074
Granted during year	—
Forfeited/cancelled during year	(50)

Outstanding at end of period	21,024

(1)	Included in outstanding restricted stock are 19,299 grants issued as part of the 2009 Deferred Compensation Plan

Note 10—Financial Instruments with Off-Balance Sheet Risk

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

At March 31, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $64.5 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.2 million of performance standby letters of credit outstanding, and as of March 31, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012.

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

In addition, as of March 31, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of March 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $615 thousand.

Note 11—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at March 31, 2013 and December 31, 2012 are presented below:

	Actual		Minimum Capital Requirement				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
March 31, 2013
Total capital (to risk-weighted assets)	$41,968	13.34%	$	≥25,178	≥	8.0%	$	≥31,472	≥	10.0%
Tier 1 capital (to risk-weighted assets)	39,369	12.51	≥	12,589	≥	4.0	≥	18,883	≥	6.0
Tier 1 capital (to total assets)	39,369	12.16	≥	12,954	≥	4.0	≥	16,192	≥	5.0
December 31, 2012
Total capital (to risk-weighted assets)	$28,073	12.48%	$	≥18,054	≥	8.0%	$	≥22,568	≥	10.0%
Tier 1 capital (to risk-weighted assets)	25,703	11.39	≥	9,027	≥	4.0	≥	13,541	≥	6.0
Tier 1 capital (to total assets)	25,703	9.40	≥	10,934	≥	4.0	≥	13,668	≥	5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to the preferred stock originally issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program—Capital Purchase Program. Additionally, any payment of dividends by First Priority, including dividends on the aforementioned preferred stock, requires prior approval of The Federal Reserve Bank when net income for the past four quarters is not sufficient to fund the dividend payments over that same period or when such payment would negatively impact capital adequacy of the Company.

The Company’s capital amounts and ratios are similar to those of the Bank.

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2013:
Obligations of U.S. government agencies and corporations	$22,001	$—	$22,001	$—
Obligations of states and political subdivisions	20,221	—	20,221	—
Agency mortgage-backed securities	10,601	—	10,601	—
Agency CMO’s	1,210	—	1,210	—
Other debt securities	2,273	—	2,273	—
Money market mutual fund	31	31	—	—

Total assets measured at fair value on a recurring basis	$56,337	$31	$56,306	$—

As of December 31, 2012:
Obligations of U.S. government agencies and corporations	$1,001	$—	$1,001	$—
Obligations of states and political subdivisions	11,857	—	11,857	—
Agency mortgage-backed securities	3,681	—	3,681	—
Money market mutual fund	140	140	—	—

Total assets measured at fair value on a recurring basis	$16,679	$140	$16,539	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2013:
Impaired loans	$9,351	$—	$—	$9,351
Other real estate owned	1,237	—	—	1,237

Total assets measured at fair value on a nonrecurring basis	$10,588	$—	$—	$10,588

As of December 31, 2012:
Impaired loans	$10,072	$—	$—	$10,072
Other real estate owned	184	—	—	184

Total assets measured at fair value on a nonrecurring basis	$10,256	$—	$—	$10,256

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

Of the total impaired loan portfolio at March 31, 2013 totaling $9.4 million, $5.0 million of originated loans were carried at cost with a fair value of $4.2 million and a specific reserve allocation of $752 thousand; $2.3 million of originated loans were carried at cost with no specific reserve allocation as the fair value of the collateral exceeded the carrying value; and $2.8 million of acquired loans were carried at fair value.

Quantitative information about Level 3 fair value measurements at March 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$9,351	Appraisal of real estate collateral	Appraisal adjustments	0% - 15% (4.9%)
		Valuation of business assets used as collateral	Valuation adjustments	25% - 30%
			Liquidation expenses	5% - 10% (9.8%)

Other real estate owned	$1,237	Appraisal of collateral	Appraisal adjustments	None
			Liquidation expenses	5% - 10% (8.3%)

Quantitative information about Level 3 fair value measurements at December 31, 2012 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$10,072	Appraisal of real estate collateral	Appraisal adjustments	0% - 15% (8.6%)
		Valuation of business assets used as collateral	Valuation adjustments	25% - 30%
			Liquidation expenses	5% - 10% (9.9%)

Other real estate owned	$184	Appraisal of collateral	Appraisal adjustments	None
			Liquidation expenses	5% - 10% (8.0%)

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

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

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of impaired loan balances of $9.4 million, net of a valuation allowance of $752 thousand as of March 31, 2013 and impaired loans of $10.7 million, net of a valuation allowance of $616 thousand as of the year ended December 31, 2012.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Company had $1.2 million and $184 thousand of other real estate owned at March 31, 2013 and December 31, 2012, respectively.

Repossessed Assets

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. There were no repossessed assets at March 31, 2013 or December 31, 2012.

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

At March 31, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,069	$45,069	$45,069	—	—
Securities available for sale	56,337	56,337	31	$56,306	—
Loans receivable, net	328,828	333,157	—	—	$333,157
Restricted stock	2,789	2,789	—	2,789	—
Accrued interest receivable	1,401	1,401	—	1,401	—
Liabilities:
Deposits	358,442	361,052	—	361,052	—
Short-term borrowings	25,000	25,000		25,000
Long-term debt	13,000	12,968	—	12,968	—
Accrued interest payable	460	460	—	460	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,016	$11,016	$11,016	—	—
Securities available for sale	16,679	16,679	140	$16,539	—
Loans receivable, net	241,815	245,493	—	—	$245,493
Restricted stock	1,337	1,337	—	1,337	—
Accrued interest receivable	1,040	1,040	—	1,040	—
Liabilities:
Deposits	233,043	235,563	—	235,563	—
Long-term debt	13,000	12,902	—	12,902	—
Accrued interest payable	378	378	—	378	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2013 and 2012, the years ended December 31, 2012 and 2011, and its financial condition as of March 31, 2013, December 31, 2012 and December 31, 2011. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the consolidated unaudited financial statements for the three months ended March 31, 2013 as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the three months ended March 31, 2013	As of and for the years ended December 31,
		2012	2011
	(Dollars in thousands)
Total revenue (1)	$3,017	$10,673	$10,848
Net income (loss)	(648)	753	70
Total assets	442,696	275,146	285,350
Total loans receivable	331,393	244,275	240,115
Total deposits	358,442	233,043	245,736

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

Critical Accounting Policies

First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Unaudited Notes to Consolidated Financial Statements.

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

Acquired Loans. Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods used to estimate the required allowance for loan losses for these loans is similar to originated loans. However, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discount. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.

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

A majority of the Bank’s loans are to business owners of many types. The Bank makes commercial loans for real estate development and other business purposes required by our customers.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ending March 31, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the three months ending March 31, 2013 and 2012, the Company did not record a provision for loan losses on acquired non-impaired loans.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of March 31, 2013 and December 31, 2012 for more information.

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

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. In assessing the need for a valuation allowance, the Company carefully weighed both positive and negative evidence currently available. Judgment is required when considering the relative impact of such evidence. The weight given to the potential effect of positive and negative evidence must be commensurate with the extent to which it can be objectively verified.

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

The Company also considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. The strategy must be prudent and feasible; however, the Company does not need to have specific plans to implement the strategy, but could be an opportunity that the Company could implement in order to take advantage of net operating loss carryforwards. One such strategy would be unrealized gains which exist on available for sale securities.

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented. As of March 31, 2013, First Priority has a total net deferred tax asset of $5.3 million (before the valuation allowance) which is fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2012, the Company had a total net deferred tax asset of $3.7 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The incremental net deferred tax assets resulting from the merger with Affinity totaled $1.6 million, as discussed in Note 2 – “Merger with Affinity Bancorp, Inc.” Included in this net deferred tax assets, Affinity had a net operating loss carryforward for Federal tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss carryforward of $9.0 million and $6.8 million, respectively, or a $3.1 million and $2.3 million tax impact computed at the statutory federal income tax rate of 34%, respectively as of March 31, 2013 and December 31, 2012 which expire in 2026 through 2033.

In regards to the acquisition of Prestige Community Bank in February, 2008, the Company acquired a NOL for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both March 31, 2013 and December 31, 2012, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

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

Results of Operations

Income Statement Review

First Priority’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, consisting of income from wealth management services, fees and other charges to our banking customers, and net gains or losses realized from the sale of assets; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, including deferred taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

Summary

For the three months ended March 31, 2013, First Priority reported a net loss of $648 thousand compared to net income of $262 thousand for the three months ended March 31, 2012. Reported results are before preferred dividends and amortization of a preferred warrant, totaling $133 thousand for each of the three months ended March 31, 2013 and 2012 related to preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009. The resulting loss to common shareholders, after the preferred dividends and amortization, was $781 thousand, or $0.18 per basic and fully diluted common share for the three months ended March 31, 2013, compared to net income to common shareholders of $129 thousand, or $0.04 per basic and fully diluted common share, on this same basis for the three month period ended March 31, 2012.

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, one month of Affinity’s operating results are included in the first quarter of 2013.

First Priority’s reported consolidated results decreased $910 thousand for the first three months of 2013 compared to the same period in 2012. Included in the 2013 results are $797 thousand of merger related costs compared to none for the prior year. Total revenue for the three months ended March 31, 2013 was $3.02 million, compared to $2.60 million in 2012, as net interest income in 2013 was $2.90 million and non-interest income was $120 thousand. Net interest income for the first three months of 2012 was $2.34 million and non-interest income was $261 thousand, which included $142 thousand of gains recorded from the sale of investment securities available for sale. The provision for loan losses was $165 thousand for the three months ended March 31, 2013 versus $175 thousand for the same three month period in the prior year. Operating expenses were $3.50 million, $1.34 million higher than the first three months of 2012 from $2.16 million in 2012 primarily due to $797 thousand of merger related costs, $319 thousand in increased salaries and employee benefits primarily due to the merger with Affinity and $118 thousand related to other real estate owned costs.

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

The following table sets forth, for the three months ended March 31, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. Non-accruing loans averaged $5.0 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$274,485	$3,488	5.15%	$241,521	$3,109	5.18%
Taxable investment securities	29,910	166	2.25%	25,362	193	3.06%
Nontaxable investment securities	2,465	27	4.43%	1,018	11	4.55%

Total investment securities	32,375	193	2.41%	26,380	204	3.11%
Deposits with banks and other	10,338	9	0.35%	4,443	3	0.28%

Total interest earning assets	317,198	3,690	4.72%	272,344	3,316	4.90%
Non-interest-earning assets	13,468			9,594

TOTAL ASSETS	$330,666			$281,938

Interest-bearing liabilities:
Demand, interest-bearing	$22,289	14	0.26%	$4,392	2	0.23%
Money market and savings	74,974	78	0.42%	56,713	97	0.69%
Time deposits	145,719	636	1.77%	159,037	796	2.01%
Borrowed funds	18,003	65	1.45%	8,275	83	4.02%

Total interest-bearing liabilities	260,985	793	1.23%	228,417	978	1.72%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	31,326			24,720
Other liabilities	1,421			1,122
Shareholders’ equity	36,934			27,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$330,666			$281,938

Net interest income/rate spread		$2,897	3.49%		$2,338	3.18%

Net interest margin			3.70%			3.45%

Net interest income increased 23.9%, or $559 thousand, in the first three months of 2013 to $2.90 million from $2.34 million for the same period in 2012. The increase in net interest income resulted from growth of average interest earning assets due to the merger with Affinity. Average interest earning assets for the first three months of 2013 increased $44.9 million, or 16.5%, from $272.3 million in 2012 to $317.2 million in 2013, primarily related to average loans which grew $33.0 million, or 13.7%, from an average of $241.5 million to $274.5 million. Average interest bearing liabilities increased $32.6 million, or 14.3%, in 2013 to $261.0 million in 2013 from $228.4 million in 2012, which include increases in average interest bearing demand deposits of $17.9 million, $18.3 million in money market and savings deposits and $9.7 million in borrowings while time deposits decreased $13.3 million.

Net interest margin increased 25 basis points from 3.45% for the first three months of 2012 to 3.70% for the same period in 2013. Reflecting the declining interest rate environment, First Priority’s average yield on earning assets declined 18 basis points compared to the prior year three month period from 4.90% to 4.72%, while the average cost of funds declined 49 basis points from 1.72% to 1.23%. Average rates on money market and savings deposits declined 27 basis points and time deposit average rates declined 24 basis points in the current year three month period compared to the prior year’s first three months. The federal funds rate remained constant throughout the year as set by the Federal Open Market Committee (“FOMC”) of the Federal Reserve at a range of 0.00% to 0.25%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, increased 31 basis points from 3.18% for the first three months of 2012 to 3.49% for the same period in 2013. This slight increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities and due to the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined consistent with the lower level of market rates of interest. Net interest spread was also positively impacted by the fair value adjustments made during acquisition accounting of earning assets and interest bearing liabilities acquired in the merger with Affinity which have been adjusted to yield current market rates and costs.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income table below, total net interest income increased $559 thousand for the first three months of 2013 compared to the same period of 2012, of which incremental growth of balances accounted for an increase of $417 thousand while the change in our relative rate structure resulted in an increase in net interest income of $142 thousand. The increased volume of average earning assets provided an additional $445 thousand in interest income, $394 thousand provided from loan growth and $46 thousand from investment securities. At the same time, however, the lower average yield on earning assets, partially due to a larger proportion of earning assets in lower yielding investments as compared to loans, resulted in a reduction of interest income between the periods of $71 thousand. From a funding perspective, although interest-bearing liabilities increased between the two periods, the incremental growth at an overall lower average rate resulted in an increase of interest expense related to the volume of only $28 thousand while the lower average rates resulted in lower interest expense of $213 thousand by comparison.

The following table sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the three Months Ended March 31, 2013 vs. 2012 Increase (Decrease) Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$394	$(15)	$379
Taxable investment securities	30	(57)	(27)
Nontaxable investment securities	16	—	16

Total investment securities	46	(57)	(11)
Deposits with banks and other	5	1	6

Total interest earning assets	445	(71)	374
Interest expense:
Demand, interest-bearing	12	—	12
Money market and savings	25	(44)	(19)
Time deposits	(65)	(95)	(160)
Borrowed funds	56	(74)	(18)

Total interest bearing liabilities	28	(213)	(185)

Change in net interest income	$417	$142	$559

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ending March 31, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

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

The provision for loan losses decreased $10 thousand for the first three months of 2013 to $165 thousand as compared to $175 thousand for the three months ended March 31, 2012. The level of provision is impacted by the analysis of the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume. Total loans increased $87.1 million when comparing March 31, 2013 to the same date in the prior year, of which $77.9 million was related to the merger with Affinity. Net charge-offs for the three months ended March 31, 2013 and 2012, totaled $60 thousand and $189 thousand, respectively. The allowance for loan losses was $2.6 million and $2.5 million as of March 31, 2013 and 2012, respectively, which represented 0.77% and 1.01% of total loans outstanding at each respective date. As of March 31, 2013, the allowance for loan losses related to originated loans totaled 1.01%.

Non-Interest Income

Non-interest income totaled $120 thousand for the three months ended March 31, 2013 compared to $261 thousand for the same period in 2012. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers. In addition, First Priority recorded $142 thousand of gains from the sale of investment securities available for sale for the three months ended March 31, 2012; there were no investment securities gains in the first quarter of 2013.

Components of non-interest income are shown in the table below:

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$59	$77
Service charges on deposits	25	21
Other branch fees	23	14
Loan related fees	10	4
Gains on sales of investment securities	—	142
Other	3	3

Total Non-Interest Income	$120	$261

Non-Interest Expenses

Non-interest expenses were $3.50 million for the first three months of 2013 compared to $2.16 million for the same period in the prior year, an increase of $1.34 million, or 62.0%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,540	$1,221
Occupancy and equipment	355	258
Data processing equipment and operations	169	125
Professional fees	146	179
Marketing, advertising and business development	36	19
FDIC insurance assessments	73	63
Pennsylvania bank shares tax expense	74	57
Collateral protection expense	—	79
Merger related costs	797	—
Other real estate owned costs	118	—
Other	192	161

Total Non-Interest Expenses	$3,500	$2,162

Salaries and employee benefits totaled $1.54 million for the first three months of 2013 compared to $1.22 million for the same period in 2012, an increase of $319 thousand between the comparable periods. The increase is related to incremental staffing costs related to Affinity, incremental bonus accrual and a higher overall cost of employee healthcare benefits to the Company.

Occupancy and equipment expenses were $355 thousand for the first three months of 2013 compared to $258 thousand for the prior year, an increase of $97 thousand, or 37.6%, primarily related to the addition of five office locations from Affinity.

Data processing expenses increased $44 thousand, or 35.2%, for the first three months of 2013 to $169 thousand compared to $125 thousand for the same period in 2012. Of this increase, $29 thousand is related to operating multiple core banking systems, including Affinity’s system, prior to conversion onto one system anticipated in August 2013. In addition, the cost of outsourced core banking services processing related to a higher level of banking customer activity continues to increase.

Professional fees declined $33 thousand, or 18.4%, to $146 thousand for the three month period ending March 31, 2013 compared to $179 thousand for the same period in the prior year. This decrease is due to a decline of $24 thousand in legal costs primarily related to a lower level of litigation costs and a $20 thousand reduction of consulting costs.

Direct marketing, advertising and business development costs increased $17 thousand, or 89.5%, from $19 thousand to $36 thousand, when comparing the first three months of 2012 to 2013, respectively. This increase primarily relates to a radio advertising campaign to increase name awareness in the Bank’s market place.

FDIC insurance assessment expense increased $10 thousand, or 15.9%, from $63 thousand to $73 thousand when comparing the first three months of 2013 to the prior year. This increase is primarily related to the addition of Affinity.

The Pennsylvania bank shares tax expense was $74 thousand for the first three months of 2013 compared to $57 thousand for the same period in 2012. This tax is calculated based on the reported level of equity, adjusted for exclusions and other items, and therefore, increased due to growth and due to the merger with Affinity.

Collateral protection expense totaled $79 thousand for the three months ended March 31, 2012. First Priority Bank entered into a settlement and release agreement in the second quarter of 2012; accordingly, collateral protection expense was eliminated beginning in the second half of 2012.

First Priority Bank recorded $797 thousand in merger related costs during the first three months of 2013 for expenses paid or incurred related to the merger with Affinity.

Other real estate owned expenses totaled $118 thousand in 2013 compared to none for the same period in 2012. These costs consist of valuation adjustments related to the fair value of the properties held totaling $96 thousand and $24 thousand related to costs to acquire or maintain these properties during the holding period. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for Bank loans.

All other expenses increased $31 thousand to $192 thousand for the three months ended March 31, 2013 from $161 thousand for the same period in 2012, an increase of 19.3%. This increase is primarily related to incremental costs due to the addition of Affinity.

Provision for Income Taxes

Management considers various factors in evaluating the need for a valuation allowance related to the Company’s net deferred tax asset, including but not limited to forecasted future earnings which management believes provides positive evidence to support the utilization of the deferred tax asset in the future and the negative evidence of accumulated operating losses that First Priority experienced during the Company’s start-up years. Management concluded that the weight of the positive evidence of future earnings was not sufficient to outweigh the negative evidence of prior period losses, and therefore, this analysis does not support the more likely than not requirement to reduce any portion of the valuation allowance for deferred tax assets at this time. Therefore, the Company has not recorded any income tax expense or benefit in the related income statements.

Balance Sheet Review

Overview

Total assets at March 31, 2013 were $442.7 million representing an increase of $167.6 million or 37.8% when compared to December 31, 2012. Asset growth during this period is attributable primarily to the merger with Affinity. Total assets consisted principally of loans outstanding of $331.4 million, investment securities available for sale of $56.3 million and cash and cash equivalents of $45.1 million at March 31, 2013 compared to loans outstanding of $244.3 million, investments securities available for sale of $16.7 million and cash and cash equivalents of $11.0 million at December 31, 2012.

Loans outstanding increased $87.1 million from year-end 2012 to March 31, 2013 or 35.7%. Loan growth of $77.9 million is attributable to the merger with AB, while $9.2 million of net new loan production was achieved. Investment securities increased $39.6 million during this period, with growth attributable to the merger.

Deposits totaled $358.4 million at March 31, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $125.4 million or 53.8%. Deposit balances acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $16.0 million and other deposit declines of $9.5 million. Borrowings totaled $38 million at March 31, 2013 compared to $13 million at December 31, 2012. All of the growth was in short-term borrowings.

Equity capital at March 31, 2013 was $43.7 million, compared to $27.7 million at December 31, 2012. The enhanced capital position is attributable to net proceeds of $6.6 million realized through the private placement of 1,268,575 shares of common stock offered in conjunction with the merger and $10.0 million of common equity acquired through the merger.

Investments

First Priority’s investment portfolio totaled $56.3 million at March 31, 2013 and $16.7 million at December 31, 2012, accounting for 12.7% and 6.1% of total assets at these respective dates. All investment securities were classified as available for sale and accounted for at fair market value, with the difference between fair market value and amortized cost reflected in the capital account as other comprehensive income or loss. Net unrealized gains totaled $747 thousand and $683 thousand at March 31, 2013 and December 31, 2012, respectively. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The investment portfolio at March 31, 2013 was comprised of federal agency securities (39.0%), agency mortgage backed securities and agency collateralized mortgage obligations (21.0%), obligations of states and political subdivisions (35.9%, primarily federal taxable municipal securities), corporate debt (4.0%) and an overnight money market fund (0.1%). All investment securities were either government guaranteed, issued by a government agency or rated investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2013 or December 31, 2012 and recorded no OTTI charges during the three months ended March 31, 2013 or 2012.

The increase in the investment portfolio is attributable to securities acquired through the merger and to the reinvestment of proceeds from a portion of investment securities sold by Affinity Bank just prior to the merger as part of a balance sheet restructuring plan. Affinity Bank, prior to the merger, maintained a diversified investment portfolio that accounted for approximately 47% of its total assets. A substantial amount of these investments were mortgage backed securities and other mortgage related securities. Under the acquisition accounting rules, the investment assets are carried on the books at current market prices and current market yields. In today’s low interest rate environment, with high premiums and low yields available on mortgage related securities, performance of the portfolio is highly dependent upon prepayment trends. Accordingly, the decision was made to sell approximately $55 million of mortgage related securities in order to mitigate the increased risk to high premium bonds and the significantly lower carrying yield. The restructuring occurred just prior to the merger as part of a tax planning strategy to utilize a portion of Affinity Bank’s net operating losses.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2013. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	As of March 31, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$6,012	0.86%	$14,989	1.31%	$1,000	0.92%	$22,001	1.17%
Obligations of states and political subdivisions	—	—	525	2.57%	5,801	2.78%	13,895	4.40%	20,221	3.89%
Agency mortgage backed securities	—	—	—	—	—	—	10,601	1.84%	10,601	1.84%
CMO’s	—	—	—	—	574	1.10%	636	1.77%	1,210	1.45%
Other debt securities	252	1.33%	1,006	0.83%	—	—	1,015	2.29%	2,273	1.54%
Money market mutual fund	31	0.01%	—	—	—	—	—	—	31	0.01%

Total investments available for sale	$283	1.19%	$7,543	0.98%	$21,364	1.70%	$27,147	3.13%	$56,337	2.29%

The amortized cost and fair value of First Priority’s investments, all classified as available for sale, at March 31, 2013 and December 31, 2012 are shown in the following table:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government agency securities	$21,966	$22,001	$1,000	$1,001
Obligations of states and political subdivisions	19,635	20,221	11,304	11,857
Agency mortgage backed securities	10,484	10,601	3,552	3,681
CMO’s	1,210	1,210	—	—
Other debt securities	2,264	2,273	—	—
Money market mutual fund	31	31	140	140

Total investments available for sale	$55,590	$56,337	$15,996	$16,679

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At March 31, 2013 and December 31, 2012, First Priority Bank held $110 thousand and $50 thousand, respectively, in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. The increase between the two dates is attributable to the merger with Affinity. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.68 million and $1.29 million as of March 31, 2013 and December 31, 2012, respectively. The increase in the investment of $1.39 million is attributable primarily to the merger ($1.10 million) and to incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2013, total loans were $331.4 million, representing an increase of $87.1 million or 35.7% from total loans outstanding of $244.3 million at December 31, 2012, of which $77.9 million of the increase was related to the merger with Affinity.

The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	(Dollars in thousands)
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$88,586	27%	$62,366	26%
Commercial Mortgage	123,127	37%	93,775	38%
Commercial Construction	4,987	1%	4,112	2%

Total Commercial	216,700	65%	160,253	66%
Residential Mortgages	55,834	17%	49,354	20%
Home Equity Lines	33,621	10%	20,654	8%
Other Consumer	25,529	8%	14,298	6%

Total Consumer	59,150	18%	34,952	14%

Total Loans	331,684	100%	244,559	100%
Net deferred loan (fees) or costs	(291)	—	(284)	—

Total	$331,393	100%	$244,275	100%

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Pricing for residential mortgages and home equity loans is subject to market conditions, the applicant’s income and qualified credit bureau score and the collateral’s loan to value ratio. Residential mortgages have amortization terms up to but not longer than 30 years and home equity loans generally have maturities up to 10 years.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2013 and December 31, 2012, commercial mortgage loans totaled $123.1 million and $93.8 million, respectively, of which 50% or more are owner occupied.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios which as of March 31, 2013, totaled 14% and 142% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	7,165	4,093

Total non-performing loans (1)	7,165	4,093
Other real estate owned	1,237	184
Repossessed assets (2)	—	—

Total non-performing assets (3)	8,402	4,277

Performing troubled debt restructurings (4)	4,254	4,279

Total non-performing assets and performing troubled debt restructurings	$12,656	$8,556

Non-performing loans as a percentage of total loans	2.16%	1.68%
Non-performing assets as a percentage of total assets	1.90%	1.55%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	2.86%	3.11%
Ratio of allowance to non-performing loans at end of period	36%	60%
Ratio of allowance to non-performing assets at end of period	31%	58%
Allowance for loan losses as a percentage of total loans	0.77%	1.01%
Allowance for loan losses as a percentage of originated loans (5)	1.01%	1.01%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, that has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
(5)	The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, the acquired loans are excluded from the calculation of loan loss reserves as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value.

Total non-performing loans were $7.2 million at March 31, 2013, an increase of $3.1 million from the $4.1 million at December 31, 2012, primarily related to the addition of acquired non-accrual loans totaling $2.6 million from the Affinity merger. Non-performing loans as a percentage of total loans at March 31, 2013 was 2.16%, up from 1.68% at December 31, 2012. Other real estate owned totaled $1.2 million at March 31, 2013 and $184 thousand at December 31, 2012, an increase of $1.1 million primarily related to other real estate owned by Affinity which was added to First Priority’s portfolio with a fair value of $1.3 million as of completion of the merger. There were no repossessed assets at March 31, 2013 or December 31, 2012. Non-performing assets totaled $8.4 million, or 1.90% of total assets, as of March 31, 2013, compared to $4.3 million, or 1.55% of total assets as of December 31, 2012.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2013 and December 31, 2012, First Priority’s performing troubled debt restructurings totaled $4.3 million consisting of two commercial loan relationships totaling $4.1 million and one mortgage loan of $131 thousand which are paid current and one commercial relationship totaling $80 thousand and one home equity line of credit of $246 thousand which are currently in default.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of March 31, 2013 and December 31, 2012, loans past due 30 to 89 days and still accruing totaled $898 thousand and $674 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 2.43% and 1.95%, respectively, of total loans outstanding.

Allowance for Loan Losses

The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated credit losses on loans that may become impaired. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Risks within the loan portfolio are analyzed on a continuous basis by the management of First Priority Bank, periodically analyzed by an external independent loan review function, and are also reviewed by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates the risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ended March 31, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $62 thousand and $65 thousand for the three months ended March 31, 2013 and 2012, respectively.

Based on the information available as of March 31, 2013, management believes that the allowance for loan losses of $2.6 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of period	$2,460	$2,470
Charge-offs:
Commercial and Industrial	54	—
Commercial Mortgage	—	—
Commercial Construction	—	—
Residential Mortgage Loans	8	—
Home equity lines of credit	—	190
Other consumer loans	—	—

Total loans charged off	62	190
Recoveries:
Commercial and Industrial	—	1
Commercial Mortgage	—	—
Commercial Construction	—	—
Residential Mortgage Loans	1	—
Home equity lines of credit	—	—
Other consumer	1	—

Total recoveries	2	1

Net loans charged off	60	189
Provision charged to operations	165	175

Balance at end of period	$2,565	$2,456

Average loans (1)	$274,485	$241,521

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.09%	0.31%
Allowance for loan losses as a percentage of total loans	0.77%	1.01%
Allowance for loan losses as a percentage of non-acquired loans	1.01%	1.01%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.6 million at March 31, 2013 and $2.5 million at December 31, 2012, which represented 0.77% and 1.01% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of March 31, 2013 was 1.01%. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.1 million representing a specific credit valuation adjustment. There were no acquired loans as of December 31, 2012. Net charge-offs for the Company totaled $60 thousand for the first three months of 2013 compared to $189 thousand for the same period in 2012.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31, 2013		December 31, 2012
	(Dollars in thousands)
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
Commercial and Industrial	$760	27%	$566	26%
Commercial Mortgage	587	37%	559	38%
Commercial Construction	26	1%	31	2%
Residential Mortgage Loans	132	17%	176	20%
Home Equity Lines of Credit	87	10%	89	8%
Other Consumer	43	8%	41	6%

Total Allocated	1,635	100%	1,462	100%

Unallocated	930		998

Total	$2,565		$2,460

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $752 thousand has been provided on originated impaired loans of $7.3 million at March 31, 2013 compared to a specific allocation of $616 thousand related to $10.7 million of impaired loans at December 31, 2012. The increased level of the specific allocation for loan losses is attributable to an increase in the first position lien liability related to a second lien home equity loan of $184 thousand between these two dates. The March 31, 2013 qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses of $883 thousand compared to $846 thousand at December 31, 2012.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2013, these loans totaled $56.9 million and $33.7 million, respectively, or 17.2% and 10.2%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $358.4 million at March 31, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $125 million or 53.8%. Deposits acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $16.0 million and other deposit declines of $9.5 million.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the period ended March 31, 2013 compared to December 31, 2012, First Priority recorded increases in transaction account balances of $48.9 million, or 130.2%, with non-interest bearing transaction accounts increasing $10.6 million and interest bearing transaction accounts increasing $38.3 million of the total growth. Also during this period money market and savings accounts increased $45.9 million, or 77.0%, for a net increase in these key core deposit categories of $94.8 million, or 97.6%.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2013 and December 31, 2012, brokered deposits totaled $35.5 million and $48.5 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 11 – “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013		2012
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$31,326		$24,720
Demand, interest bearing	22,289	0.26%	4,392	0.23%
Money market and savings deposits	74,974	0.42%	56,713	0.69%
Time deposits	145,719	1.77%	159,037	2.01%

Total interest-bearing deposits	242,982	1.22%	220,142	1.64%

Total deposits	$274,308		$244,862

The maturity distribution of time deposits of $100,000 or more as of March 31, 2013, is as follows:

March 31, 2013
(Dollars in thousands)
Three Months or Less	$5,067
Over Three Through Six Months	6,342
Over Six Through Twelve Months	6,582
Over Twelve Months	30,569

TOTAL	$48,560

Other Interest-Bearing Liabilities

Short-Term Borrowed Funds

At March 31, 2013, First Priority had short term borrowings totaling $25.0 million, consisting of overnight advances from the FHLB. There were no short term borrowings at December 31, 2012. Advances from the FHLB at March 31, 2013 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2013 and 2012. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	At or for the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	$—	$—
Maximum month end balance	$—	$—
Average daily balance during the period	$25	$72
Weighted average rate during the period	0.51%	—
Other short-term borrowings:
Balance at period end	$25,000	$4,000
Weighted average rate at period end	0.25%	0.25%
Maximum month end balance	$25,000	$4,000
Average daily balance during the period	$2,478	$275
Weighted average rate during the period	0.25%	0.29%

Long-Term Debt

Long term debt totaled $13.0 million at March 31, 2013 and December 31, 2012, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 1.37% at each of these dates and an average remaining life of 3.4 years and 3.6 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $15.5 million for the three months ending March 31, 2013 and $8.0 million during the same period in 2012 with an average rate of 1.64% for the first three months of 2013 and 4.15% for the same period in 2012. The maximum month end balance of these borrowings was $26.0 million and $8.0 million for the first three months of 2013 and 2012, respectively.

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

On May 21, 2009, the Treasury announced an expansion of the TARP CPP for small community banks to help stimulate lending to small to medium size businesses. On December 18, 2009, First Priority entered into an additional purchase agreement with the Treasury as part of the Treasury’s TARP CPP for Small Banks, pursuant to which First Priority issued and sold, and the Treasury agreed to purchase 4,596 shares of Series C preferred stock, $100.00 par value per share, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $4.6 million (see Note 8 of the Notes to Consolidated Financial Statements).

On February 8, 2013, the U.S. Department of Treasury sold its entire holdings of the Company’s preferred stock as part of its ongoing efforts to wind down and recover its remaining Capital Purchase Program (“CPP”) investments in financial institutions through a modified Dutch auction methodology by offering to domestic qualified institutional buyers and certain domestic institutional accredited investors an opportunity to purchase the Company’s preferred stock from the Treasury. Upon final closing of the sale of these securities to private investors, the previously placed limitations on executive compensation expired. There were no additional changes to the previously existing outstanding preferred stock which resulted from the sale to private investors.

Shareholders’ equity totaled $43.7 million and $27.7 million at March 31, 2013 and December 31, 2012, respectively. The increase in shareholders’ equity of $16.0 million during the first three months of 2013 resulted primarily from the issuance of $6.6 million of common equity through the private placement; incremental capital related to the acquisition of Affinity totaling $10.0 million and a net loss for the period of $648 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. Under the capital guidelines, First Priority Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, First Priority Bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” First Priority Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

Brokered certificates of deposit, which are used by First Priority Bank as a cost effective funding alternative, totaled $35.5 and $48.5 million at March 31, 2013 and December 31, 2012, respectively. The FDIC places restrictions on banks with regards to issuing brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits.

The following table sets forth First Priority Bank’s capital ratios at March 31, 2013 and December 31, 2012. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well-Capitalized”	As of March 31, 2013	As of December 31, 2012
First Priority Bank:
Total risk-based capital	10.00%	13.34%	12.48%
Tier 1 risk-based capital	6.00%	12.51%	11.39%
Tier 1 leverage capital	5.00%	12.16%	9.40%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio improved notably during the period from December 31, 2012 to March 31, 2013 due primarily to the impact of the merger with Affinity and the issuance of $6.6 million in equity capital through the private placement offering.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2013 and 2012.

	At or for the three months ended March 31,
	2013	2012
Return on average assets	-0.79%	0.37%
Return on average equity	-7.12%	3.81%
Average equity to average assets ratio	11.17%	9.82%

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

At March 31, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $64.5 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.2 million of performance standby letters of credit outstanding, and as of March 31, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of March 31, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of March 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $615 thousand.

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

Liquidity management is the ongoing process of monitoring and managing First Priority’s sources and uses of funds. The primary sources of funds are deposits, scheduled amortization of loans outstanding, maturities and cash flow generated from the investment portfolio and funds provided by operations. Scheduled loan payments and investment maturities are relatively predictable sources of funds; however, deposit flows and loan prepayments are far less predictable and are influenced by the level of interest rates, economic conditions, local competition and customer preferences. Liquidity is also provided by unused lines of credit with correspondent banks and First Priority’s borrowing capacity at the FHLB. First Priority measures and monitors its liquidity position on an ongoing basis in order to better understand, predict and respond to balance sheet trends, unused borrowing capacity and liquidity needs. The liquidity position is managed on a daily basis as part of the daily settlement function and on an ongoing basis through the asset liability management function.

The key elements of First Priority’s liquidity planning process involve a primary focus on the development of a stable, core funding base; utilization of wholesale funding sources to supplement core funding; maintenance of an appropriate level of asset liquidity; management of the maturity structure of funding sources and of funding concentrations; and maintenance of borrowing facilities.

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At March 31, 2013, wholesale funding sources totaled $73.5 million and were comprised of $35.5 million of brokered certificates of deposit and $38.0 million of FHLB advances. At December 31, 2012, wholesale funding sources totaled $61.5 million and were comprised of $48.5 million of brokered certificates of deposit and $13.0 million of secured funding from the FHLB. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of First Priority Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks, for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides the most effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits which can be redeemed early by the depositor at lower than market rate penalties.

As of March 31, 2013 and December 31, 2012, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2013 and December 31, 2012, First Priority Bank had borrowing capacity with the FHLB of $80 million and $85 million, respectively, with advances outstanding as of those dates of $38.0 million and $13.0 million, respectively.

Short-term liquid assets held in interest bearing deposit accounts with correspondent banks totaled $39.4 million at March 31, 2013 compared to $6.2 million at December 31, 2012. The balance at March 31, 2013 was comprised primarily of deposits held at the Federal Reserve Bank in First Priority Bank’s excess balance account.

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

At March 31, 2013, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest bearing liabilities.

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

Obligations under non-cancelable operating lease agreements are payable over several years with the longest obligation expiring in 2029. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact First Priority’s financial condition or results of operations in an adverse way.

The following table provides payments due by period for contractual obligations as of March 31, 2013.

	Payments Due by Period
	Within 1 Year	Over 1 through 2 Years	Over 2 through 3 Years	Over 3 through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Time deposits	$66,102	$39,180	$29,036	$32,019	$67	$166,404
Operating lease obligations	1,279	1,200	1,161	1,804	5,559	11,003
Long-term debt	2,000	—	1,000	10,000	—	13,000
Short-term borrowings	25,000	—	—	—	—	25,000
Accrued interest payable	460	—	—	—	—	460

Total	$94,841	$40,380	$31,197	$43,823	$5,626	$215,867

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15 d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

PART II

Item 1. Legal Proceedings

A certain amount of litigation arises in the ordinary course of the business of First Priority and First Priority Bank. In the opinion of the management of First Priority, there are no proceedings pending to which First Priority or First Priority Bank is a party or to which their property is subject, that, if determined adversely to them, would be material in relation to First Priority’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of First Priority and First Priority Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against First Priority or First Priority Bank by governmental authorities.

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.*

*	To be filed by amendment pursuant to Rule 405(a)(ii).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)

Dated: May 20, 2013	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: May 20, 2013	By	/s/ Mark J. Myers
Mark J. Myers
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.*

*	To be filed by amendment pursuant to Rule 405(a)(ii).