Form 10-Q/A
period 2013-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2013-06-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to First Priority Financial Corp.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 20, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No. 1 to the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.**

*	Previously filed or furnished.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)

Dated: June 14, 2013	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: June 14, 2013	By	/s/ Mark J. Myers
Mark J. Myers
Chief Financial Officer