Form 10-Q
period 2013-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2013-08-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2013

or

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

Registrant’s telephone number, including area code: (877) 533-4420

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 6, 2013
Common Stock, $1.00 Par Value	6,331,896 Outstanding Shares

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

The effects of these factors are difficult to predict. New factors emerge from time to time, and we are not able to assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date of this document.

Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this quarterly report or the date of any document incorporated by reference in this quarterly report.

PART I

Item 1. Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$7,142	$4,841
Interest-bearing deposits in banks	11,786	6,175

Total cash and cash equivalents	18,928	11,016
Securities available for sale, at fair value (amortized cost: $48,813 and $15,996, respectively)	47,896	16,679
Securities held to maturity, at amortized cost (fair value: $10,759 and $—, respectively)	11,158	—
Loans receivable	333,096	244,275
Less: allowance for loan losses	2,229	2,460

Net loans	330,867	241,815
Restricted investments in bank stocks	1,977	1,337
Premises and equipment, net	2,617	901
Accrued interest receivable	1,406	1,040
Other real estate owned	460	184
Goodwill	2,602	1,194
Intangible assets with finite lives	547	—
Other assets	836	980

Total Assets	$419,294	$275,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$38,998	$28,176
Interest-bearing	313,604	204,867

Total deposits	352,602	233,043
Short-term borrowings	8,000	—
Long-term debt	11,000	13,000
Accrued interest payable	377	378
Other liabilities	5,068	1,015

Total Liabilities	377,047	247,436
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,542	4,513
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	233	236
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,593	4,593
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2013: 6,331,996; 2012: 3,144,053	6,332	3,144
Surplus	39,724	26,230
Accumulated deficit	(12,548)	(11,689)
Accumulated other comprehensive income (loss)	(629)	683

Total Shareholders’ Equity	42,247	27,710

Total Liabilities and Shareholders’ Equity	$419,294	$275,146

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest Income
Loans receivable, including fees	$4,403	$3,086	$7,891	$6,195
Securities—taxable	225	181	391	374
Securities—exempt from federal taxes	29	22	56	33
Interest-bearing deposits and other	18	—	27	3

Total Interest Income	4,675	3,289	8,365	6,605

Interest Expense
Deposits	790	863	1,518	1,758
Short-term borrowings	—	2	2	2
Long-term debt	32	61	95	144

Total Interest Expense	822	926	1,615	1,904

Net Interest Income	3,853	2,363	6,750	4,701
Provision for Loan Losses	175	155	340	330

Net Interest Income after Provision for Loan Losses	3,678	2,208	6,410	4,371

Non-Interest Income
Wealth management fee income	56	52	115	129
Gains on sales of investment securities	—	223	—	365
Other	102	48	163	90

Total Non-Interest Income	158	323	278	584

Non-Interest Expenses
Salaries and employee benefits	1,801	1,501	3,341	2,722
Occupancy and equipment	579	258	934	516
Data processing equipment and operations	242	120	411	245
Professional fees	208	81	354	260
Marketing, advertising, and business development	74	23	110	42
FDIC insurance assessments	92	67	165	130
Pennsylvania bank shares tax expense	102	56	176	113
Collateral protection expense	—	89	—	168
Merger related costs	413	143	1,210	143
Other real estate owned	44	—	162	—
Other	226	122	418	283

Total Non-Interest Expenses	3,781	2,460	7,281	4,622

Net Income (Loss)	$55	$71	$(593)	$333

Preferred dividends, including net amortization	133	134	266	267

Income (loss) to Common Shareholders	$(78)	$(63)	$(859)	$66

Income (loss) per common share:
Basic	$(0.01)	$(0.02)	$(0.16)	$0.02
Diluted	$(0.01)	$(0.02)	$(0.16)	$0.02
Weighted average common shares outstanding
Basic	6,328	3,144	5,290	3,144
Diluted	6,328	3,144	5,290	3,150

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$55	$71	$(593)	$333

Other comprehensive income (loss):
Securities available for sale:
Net unrealized gains (losses) arising during the period	(1,664)	23	(1,600)	(317)
Reclassification adjustment for realized gains included in net income	—	223	—	365

Net unrealized gains (losses) on securities available for sale	(1,664)	246	(1,600)	48

Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	293	—	293	—
Amortization of net unrealized holding gains (losses) to income during the period	(5)	—	(5)	—

Net unrealized holding gains (losses) on securities transferred during the period	288	—	288	—

Total other comprehensive income (loss)	(1,376)	246	(1,312)	48

Total comprehensive income (loss)	$(1,321)	$317	$(1,905)	$381

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2013 and 2012

(Unaudited, dollars in thousands, except share data)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance—December 31, 2011	$9,289	$3,142	$26,062	$(11,910)	$861	$27,444
Preferred stock dividends	—	—	—	(240)	—	(240)
Net amortization on preferred stock	27	—	—	(27)	—	—
Issuance of 1,875 shares of restricted common stock	—	2	(2)	—	—	—
Net income	—	—	—	333	—	333
Other comprehensive income	—	—	—	—	48	48
Stock options expense	—	—	102	—	—	102

Balance—June 30, 2012	$9,316	$3,144	$26,162	$(11,844)	$909	$27,687

Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(240)	—	(240)
Net amortization on preferred stock	26	—	—	(26)	—	—
Issuance of 3,475 shares of restricted common stock	—	4	(4)	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(593)	—	(593)
Other comprehensive loss	—	—	—	—	(1,312)	(1,312)
Stock options expense	—	—	65	—	—	65

Balance—June 30, 2013	$9,368	$6,332	$39,724	$(12,548)	$(629)	$42,247

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(593)	$333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	340	330
Provision for foreclosed asset losses	101	37
Depreciation and amortization	174	123
Net (accretion) amortization of securities premiums	(131)	116
Stock based compensation expense	65	102
Gains on sales of investment securities	—	(365)
Gains (losses) on sales of other real estate	6	—
Increase in accrued interest receivable	31	15
Increase in other assets	543	99
Decrease in accrued interest payable	(196)	(29)
Increase (decrease) in other liabilities	(68)	372

Net Cash Provided by Operating Activities	272	1,133

Cash Flows from Investing Activities
Net increase in loans	(11,698)	(341)
Purchases of securities available for sale	(23,077)	(7,770)
(Purchase)/Redemption of restricted stock	458	137
Proceeds from maturities or calls of securities available for sale	14,322	2,895
Proceeds from the sale of securities available for sale	1,867	5,016
Proceeds related to receivables for investment securities sold	33,630	—
Proceeds from the sale of other real estate owned	961	—
Net decrease of premises and equipment	(26)	(82)
Net cash received from acquisition	24,419	—

Net Cash Provided by (Used in) Investing Activities	40,856	(145)

Cash Flows from Financing Activities
Net decrease in deposits	(31,190)	(3,469)
Net increase (decrease) in short-term borrowings	8,000	(3,000)
Decrease in long-term debt	(16,358)	(5,000)
Proceeds from issuance of common stock	6,572	—
Cash dividends paid on preferred stock	(240)	(240)

Net Cash Used in Financing Activities	(33,216)	(11,709)

Net Increase (Decrease) in Cash and Cash Equivalents	7,912	(10,721)
Cash and Cash Equivalents—Beginning	11,016	16,218

Cash and Cash Equivalents—Ending	$18,928	$5,497

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$3,846	$3,566
Receivable on investment security calls	$—	$4,000
Transfer of available for sale securities to held to maturity securities	$11,166	$—
Cash paid for interest on deposits and borrowings	$1,965	$1,875
Cash paid for income taxes	$—	$40

See unaudited notes to consolidated financial statements.

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

On February 29, 2008, First Priority acquired Prestige Community Bank (“Prestige”) and Prestige merged with and into First Priority Bank.

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.5 million in loans, and deposits of $150.9 million. Affinity operated five branch offices within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued in connection with the merger. Also, in conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of June 30, 2013, First Priority had total assets of $419.3 million and total shareholders’ equity of $42.2 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of June 30, 2013, First Priority Bank had total assets of $419.3 million, total loans of $333.1 million, total deposits of $353.7 million and total shareholder’s equity of $41.5 million.

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

First Priority Bank currently seeks deposits and commercial and private banking relationships through its ten banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 9, 2013. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and six months ended June 30, 2013, the Company did not record an allowance for loan losses for acquired impaired loans. There were no acquired loans as of June 30, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the three and six months ended June 30, 2013, the Company did not record a provision for loan losses on acquired non-impaired loans. There were no acquired loans as of June 30, 2012.

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

Note 2—Merger with Affinity Bancorp, Inc.

On February 28, 2013, First Priority and Affinity Bancorp, Inc. completed a merger, pursuant to a definitive merger agreement dated May 23, 2012, whereby the companies agreed to merge their respective holding companies and bank subsidiaries. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued in connection with the merger. The combination created a full-service community bank with ten offices serving the Berks, Chester, Montgomery and Bucks County markets. The Company is headquartered in Malvern, PA.

The acquisition is being accounted for using acquisition accounting, which requires the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $175.9 million, which consisted of $77.5 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.4 million. The fair value of liabilities assumed aggregated $165.8 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off in the first quarter of 2013. The transaction added $10.0 million to First Priority’s equity based on the fair value of stock issued in the acquisition. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Company continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

(In thousands, except share and per share data)	February 28, 2013
Purchase Price Consideration in Common Stock
Affinity common shares settled for stock	1,952,644
Exchange ratio	0.9813
First Priority shares issued	1,915,942
Value assigned to First Priority’s common shares	$5.22
Purchase Price assigned to Affinity common shares exchanged for First Priority Stock—Total Purchase Price		$10,001
Purchase Price Consideration—Affinity Options Rolled over to First Priority Options		44

Total Purchase Price		10,045
Identifiable assets:
Cash and due from banks	$24,419
Securities available for sale	33,253
Loans and leases	77,482
Intangible assets	582
Other assets	38,738

Total identifiable assets		174,474
Liabilities:
Deposits	$150,904
Long-term borrowings	14,358
Other liabilities	575

Total liabilities		165,837

Net goodwill resulting from merger		$1,408

The acquired assets and assumed liabilities were measured at estimated fair values. In many cases, determining the fair value of the acquired assets and assumed liabilities required First Priority to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of February 28, 2013, goodwill totaled $1.0 million based on acquisition accounting and the fair values assigned to respective balance sheet categories at the merger date. Subsequently, adjustments related to the fair value of acquired loans were recorded totaling $402 thousand which increase the resulting goodwill from the merger to $1.4 million.

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

Affinity’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Affinity’s loan portfolio without evidence of deterioration was recorded at a current fair value of $74.7 million. The Company utilized an interest rate loan fair value analysis, which resulted in a positive fair value adjustment of $1.6 million related to this portion of the acquired loans and a general credit fair value analysis which resulted in an offsetting $1.6 million reduction in the fair value.

To prepare the interest rate loan fair value analysis loans were assembled into groupings by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize.

A present value approach was utilized to calculate the interest rate fair value adjustment. The general credit risk fair value adjustment was calculated using a two part general credit fair value analysis: (1) expected lifetime losses, using an average of historical losses of the Company, Affinity and peer banks; and (2) an estimated fair value adjustment for qualitative factors related to general economic conditions and the risk related to lack of familiarity with the originator’s underwriting process.

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.5 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount of $292 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

The following is a summary of the acquired impaired loans at June 30, 2013 resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$5,732
Contractual cash flows not expected to be collected	2,540

Expected cash flows at acquisition	3,192
Interest component of expected cash flows	370

Basis in acquired loans at acquisition – estimated fair value	$2,822

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

The following table shows amortization expense for the core deposit intangible for the next 5 years:

In thousands
Six months Ended June 30, 2013	$35
Six months Ended June 30, 2012	—
Remainder of 2013	53
2014	97
2015	86
2016	76
2017	65
2018	55

Management used specific market quotations from the FHLB to fair value long-term FHLB advances. These borrowings were subsequently paid off by the Company in the first quarter of 2013 at the recorded fair values.

In addition, the Company has determined, based on the analysis of available positive and negative evidence, that a valuation allowance should be recorded against deferred taxes of the Company. Therefore, the incremental net deferred tax assets resulting from the merger with Affinity, totaling $1.7 million, were fully reserved by a valuation allowance. Affinity had a Federal net operating loss carryforward (“NOL”) for tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized. The $500 thousand deferred tax asset related to the NOL is included in the $1.7 million net deferred tax asset discussed above.

In connection with the Affinity acquisition, First Priority incurred merger-related expenses in regards to professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations with and into First Priority. Those expenses consisted largely of costs related to professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounting	$9	$5	$26	$5
Branch consolidation	103	—	103	—
Purchase accounting consulting	50	—	50	—
Document printing and filing	7	—	118	—
Investment banking	—	—	350	—
Legal	—	138	5	138
System contract termination	—	—	314	—
System conversion/deconversion costs	244	—	244	—

	$413	$143	$1,210	$143

Pro Forma Condensed Combined Financial Information

If the merger between First Priority and Affinity had been completed on January 1, 2012, total revenue, consisting of net interest income plus non-interest income, would have been $8.83 million and $8.31 million for the six months ended June 30, 2013 and 2012, respectively, and net income on a pro forma basis would have been $1.3 million for the six months ended June 30, 2013 while a net loss of $1.0 million would have been recorded for the six months ended June 30, 2012. Supplemental pro forma earnings for 2013 were adjusted to exclude $1.46 million of merger related costs incurred in the first six months of 2013; the results for the first six months of 2012 were adjusted to include these charges.

The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

The amount of total revenue (net interest income plus non-interest income) and net income specifically related to Affinity for the period beginning March 1, 2013, included in the consolidated statements of income of First Priority, is $1.44 million and $20 thousand, respectively, for the six months ended June 30, 2013.

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

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. Diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	(In thousands, except per share information)		(In thousands, except per share information)
	2013	2012	2013	2012
Net income (loss)	$55	$71	$(593)	$333
Less: preferred stock dividends	(120)	(120)	(240)	(240)
Less: net discount amortization on preferred stock	(13)	(14)	(26)	(27)

Income (loss) to common shareholders	$(78)	$(63)	$(859)	$66

Average basic common shares outstanding	6,328	3,144	5,290	3,144
Effect of dilutive stock options	—	—	—	6

Average number of common shares used to calculate diluted earnings per common share	6,328	3,144	5,290	3,150

Basic earnings (loss) per common share	$(0.01)	$(0.02)	$(0.16)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$(0.02)	$(0.16)	$0.02

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$57	$57	$115	$115
Preferred Series B	5	5	10	10
Preferred Series C	58	58	115	115

Total preferred dividends	$120	$120	$240	$240

Net accretion (amortization) on preferred stock:
Preferred Series A	$(14)	$(14)	$(29)	$(29)
Preferred Series B	1	1	3	3
Preferred Series C	—	(1)	—	(1)

Total net amortization on preferred stock	$(13)	$(14)	$(26)	$(27)

Note 5—Securities

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

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. There were no securities classified as held to maturity as of December 31, 2012. During the second quarter of 2013, the Company transferred securities with fair values of $11.2 million of obligations of states and political subdivisions from available for sale securities to held to maturity securities.

Net unrealized holding gains arising prior to the reclassification date as of May 31, 2013 totaling $293 thousand are classified in accumulated other comprehensive income for debt securities reclassified from available for sale investments to held to maturity investments and are segregated within accumulated other comprehensive income. This balance will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale and held to maturity are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,934	$1	$(369)	$19,566
Obligations of states and political subdivisions	8,374	—	(314)	8,060
Federal agency mortgage-backed securities	17,219	60	(279)	17,000
Federal agency collateralized mortgage obligations	1,004	2	(5)	1,001
Other debt securities	2,007	1	(14)	1,994
Money market mutual fund	275	—	—	275

Total investment securities available for sale	$48,813	$64	$(981)	$47,896

Held To Maturity:
Obligations of states and political subdivisions	$11,158	$—	$(399)	$10,759

Total held to maturity	$11,158	$—	$(399)	$10,759

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	11,304	585	(32)	11,857
Agency mortgage-backed securities	3,552	129	—	3,681
Money market mutual fund	140	—	—	140

Total investment securities available for sale	$15,996	$715	$(32)	$16,679

There were no securities classified as held to maturity as of December 31, 2012.

There were no individual securities in a continuous unrealized loss position for twelve months or longer as of June 30, 2013 and December 31, 2012.

Other-than-temporary impairment, if any, is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

As of June 30, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2013, there were 15 obligations of U.S. government agencies and corporations, 42 obligations of states and political subdivisions, 8 federal agency mortgage-backed securities, 1 federal agency collateralized mortgage obligation and 2 other debt securities which were in an unrealized loss position. The Company believes that it has the intent and ability to retain these investments for a period of time sufficient to allow for the anticipated recovery in market value. Management does not believe any individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment.

Securities with an estimated fair value of $33.5 million were pledged at June 30, 2013 to secure public fund deposits. There were no securities pledged for public fund deposits by the Bank as of December 31, 2012. In addition, securities pledged to secure borrowings by the Bank totaled $118 thousand and $4.7 million as of June 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of securities as of June 30, 2013 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	June 30, 2013		June 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$503	$503	$—	$—
Due after one year through five years	11,506	11,361	—	—
Due after five years through ten years	16,187	15,792	1,603	1,549
Due after ten years	20,342	19,965	9,555	9,210

	48,538	47,621	11,158	10,759
Money market mutual fund	275	275	—	—

Total	$48,813	$47,896	$11,158	$10,759

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2013 and December 31, 2012. For presentation, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013, and acquired loans include loans acquired through the merger with Affinity as of this same date.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial:
Commercial and industrial	$86,909	$62,366
Commercial mortgage	131,295	93,775
Commercial construction	3,393	4,112

Total commercial	221,597	160,253

Residential mortgage loans	56,189	49,354
Consumer:
Home equity lines of credit	32,389	20,654
Other consumer loans	23,229	14,298

Total consumer	55,618	34,952

Total loans	333,404	244,559
Allowance for loan losses	(2,229)	(2,460)
Net deferred loan fees	(308)	(284)

Total loans receivable, net	$330,867	$241,815

Originated loans	$264,692	$244,559
Acquired loans	68,712	—

Total loans	$333,404	$244,559

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2013, these loans totaled $60.9 million and $34.8 million, respectively, or 18.3% and 10.4%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$760	$(285)	$8	$(52)	$431
Commercial mortgage	587	—	—	(198)	389
Commercial construction	26	—	—	4	30
Residential mortgage loans	132	—	6	7	145
Home equity lines of credit	87	(246)	—	339	180
Other consumer loans	43	—	6	12	61
Unallocated	930	—	—	63	993

Total loans	$2,565	$(531)	$20	$175	$2,229

	For the six months ended June 30, 2013 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$566	$(339)	$8	$196	$431
Commercial mortgage	559	—	—	(170)	389
Commercial construction	31	—	—	(1)	30
Residential mortgage loans	176	(8)	7	(30)	145
Home equity lines of credit	89	(246)	—	337	180
Other consumer loans	41	—	7	13	61
Unallocated	998	—	—	(5)	993

Total loans	$2,460	$(593)	$22	$340	$2,229

	For the three months ended June 30, 2012 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,392	$(200)	$—	$(102)	$1,090
Commercial mortgage	210	—	—	(1)	209
Commercial construction	9	—	—	1	10
Residential mortgage loans	178	—	—	(17)	161
Home equity lines of credit	50	—	—	1	51
Other consumer loans	33	—	16	(21)	28
Unallocated	584	—	—	294	878

Total loans	$2,456	$(200)	$16	$155	$2,427

	For the six months ended June 30, 2012 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,404	$(200)	$1	$(115)	$1,090
Commercial mortgage	198	—	—	11	209
Commercial construction	10	—	—	—	10
Residential mortgage loans	190	—	—	(29)	161
Home equity lines of credit	94	(190)	—	147	51
Other consumer loans	34	—	16	(22)	28
Unallocated	540	—	—	338	878

Total loans	$2,470	$(390)	$17	$330	$2,427

The following tables present the balance in the allowance for loan losses at June 30, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	June 30, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$431	$69	$362	$86,909	$2,432	$84,477
Commercial mortgage	389	17	372	131,295	1,537	129,758
Commercial construction	30	27	3	3,393	980	2,413
Residential mortgage loans	145	—	145	56,189	844	55,345
Home equity lines of credit	180	—	180	32,389	611	31,778
Other consumer loans	61	—	61	23,229	—	23,229
Unallocated	993	—	993	—	—	—

Total loans	$2,229	$113	$2,116	$333,404	$6,404	$327,000

Commercial and industrial	$431	$69	$362	$71,434	$1,622	$69,812
Commercial mortgage	389	17	372	110,555	793	109,762
Commercial construction	30	27	3	2,562	487	2,075
Residential mortgage loans	145	—	145	47,798	424	47,374
Home equity lines of credit	180	—	180	9,324	—	9,324
Other consumer loans	61	—	61	23,019	—	23,019
Unallocated	993	—	993	—	—	—

Total originated loans	$2,229	$113	$2,116	$264,692	$3,326	$261,366

Commercial and industrial	$—	$—	$—	$15,475	$810	$14,665
Commercial mortgage	—	—	—	20,740	744	19,996
Commercial construction	—	—	—	831	493	338
Residential mortgage loans	—	—	—	8,391	420	7,971
Home equity lines of credit	—	—	—	23,065	611	22,454
Other consumer loans	—	—	—	210	—	210
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$68,712	$3,078	$65,634

	December 31, 2012
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$566	$315	$251	$62,366	$6,372	$55,994
Commercial mortgage	559	244	315	93,775	2,293	91,482
Commercial construction	31	20	11	4,112	577	3,535
Residential mortgage loans	176	37	139	49,354	1,040	48,314
Home equity lines of credit	89	—	89	20,654	406	20,248
Other consumer loans	41	—	41	14,298	—	14,298
Unallocated	998	—	998	—	—	—

Total loans	$2,460	$616	$1,844	$244,559	$10,688	$233,871

The Bank had no loans acquired with deteriorated credit quality as of December 31, 2012.

The following tables summarize information in regard to impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012 as well as for the periods then ended, respectively:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,652	$2,708	$—	$4,635	$4,707	$—
Commercial mortgage	1,129	1,693	—	—	—	—
Commercial construction	493	938	—	—	—	—
Residential mortgage loans	844	953	—	908	908	—
Home equity lines of credit	611	771	—	406	860	—
Other consumer loans	—	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$780	$829	$69	$1,737	$2,120	$315
Commercial mortgage	408	410	17	2,293	2,329	244
Commercial construction	487	515	27	577	604	20
Residential mortgage loans	—	—	—	132	143	37
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$2,432	$3,537	$69	$6,372	$6,827	$315
Commercial mortgage	1,537	2,103	17	2,293	2,329	244
Commercial construction	980	1,453	27	577	604	20
Residential mortgage loans	844	953	—	1,040	1,051	37
Home equity lines of credit	611	771	—	406	860	—
Other consumer loans	—	—	—	—	—	—

Total	$6,404	$8,817	$113	$10,688	$11,671	$616

With no related allowance recorded:
Originated loans	$1,651	$2,319	$—	$5,949	$6,475	$—
Acquired Loans	3,078	4,744	—	—	—	—

Total	$4,729	$7,063	$—	$5,949	$6,475	$—

With an allowance recorded:
Originated loans	$1,675	$1,754	$113	$4,739	$5,196	$616
Acquired Loans	—	—	—	—	—	—

Total	$1,675	$1,754	$113	$4,739	$5,196	$616

Total:
Originated loans	$3,326	$4,073	$113	$10,688	$11,671	$616
Acquired Loans	3,078	4,744	—	—	—	—

Total	$6,404	$8,817	$113	$10,688	$11,671	$616

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

With no related allowance recorded:
Commercial and industrial	$2,132	$—	$608	$8	$3,232	$8	$810	$17
Commercial mortgage	1,132	—	—	—	886	—	—	—
Commercial construction	493	12	—	—	329	16	—	—
Residential mortgage loans	1,084	—	212	8	1,026	6	141	14
Home equity lines of credit	795	—	246	1	652	1	310	2
Other consumer loans	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$873	$11	$5,354	$12	$908	$23	$5,393	$24
Commercial mortgage	1,354	—	408	19	1,535	—	410	38
Commercial construction	531	6	—	—	547	12	145	—
Residential mortgage loans	—	—	142	—	44	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$3,005	$11	$5,962	$20	$4,140	$31	$6,203	$41
Commercial mortgage	2,486	—	408	19	2,421	—	410	38
Commercial construction	1,024	18	—	—	876	28	145	—
Residential mortgage loans	1,084	—	354	8	1,070	6	141	14
Home equity lines of credit	795	—	246	1	652	1	310	2
Other consumer loans	—	—	—	—	—	—	—	—

Total	$8,394	$29	$6,970	$48	$9,159	$66	$7,209	$95

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$1,651	$1,130
Commercial mortgage	1,538	2,293
Commercial construction	—	—
Residential mortgage loans	845	424
Home equity lines of credit	611	246
Other consumer loans	132	—

Total loans	$4,777	$4,093

Commercial and industrial	$842	$1,130
Commercial mortgage	794	2,293
Commercial construction	—	—
Residential mortgage loans	424	424
Home equity lines of credit	—	246
Other consumer loans	132	—

Total originated loans	$2,192	$4,093

Commercial and industrial	$809	$—
Commercial mortgage	744	—
Commercial construction	—	—
Residential mortgage loans	421	—
Home equity lines of credit	611	—
Other consumer loans	—	—

Total acquired loans	$2,585	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $64 thousand and $125 thousand for the three and six months ended June 30, 2013 and $48 thousand and $113 thousand for the three and six months ended June 30, 2012, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$84,556	$780	$1,573	$—	$86,909
Commercial mortgage	129,678	—	1,617	—	131,295
Commercial construction	2,414	—	979	—	3,393
Residential mortgage loans	55,344	—	845	—	56,189
Consumer:
Home equity lines of credit	31,778	—	611	—	32,389
Other consumer loans	23,229	—	—	—	23,229

Total	$326,999	$780	$5,625	$—	$333,404

Commercial:
Commercial and industrial	$69,891	$780	$763	$—	$71,434
Commercial mortgage	109,682	—	873	—	110,555
Commercial construction	2,076	—	486	—	2,562
Residential mortgage loans	47,374	—	424	—	47,798
Consumer:
Home equity lines of credit	9,324	—	—	—	9,324
Other consumer loans	23,019	—	—	—	23,019

Total originated loans	$261,366	$780	$2,546	$—	$264,692

Commercial:
Commercial and industrial	$14,665	$—	$810	$—	$15,475
Commercial mortgage	19,996	—	744	—	20,740
Commercial construction	338	—	493	—	831
Residential mortgage loans	7,970	—	421	—	8,391
Consumer:
Home equity lines of credit	22,454	—	611	—	23,065
Other consumer loans	210	—	—	—	210

Total acquired loans	$65,633	$—	$3,079	$—	$68,712

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55,861	$818	$5,687	$—	$62,366
Commercial mortgage	91,482	—	2,293	—	93,775
Commercial construction	3,535	—	577	—	4,112
Residential mortgage loans	48,446	—	908	—	49,354
Consumer:
Home equity lines of credit	20,248	—	406	—	20,654
Other consumer loans	14,298	—	—	—	14,298

Total	$233,870	$818	$9,871	$—	$244,559

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$74	$1,042	$1,116	$85,793	$86,909
Commercial mortgage	145	373	958	1,476	129,819	131,295
Commercial construction	—	—	—	—	3,393	3,393
Residential mortgage loans	244	—	845	1,089	55,100	56,189
Consumer:
Home equity lines of credit	92	156	611	859	31,530	32,389
Other consumer loans	16	—	132	148	23,081	23,229

Total	$497	$603	$3,588	$4,688	$328,716	$333,404

Commercial:
Commercial and industrial	$—	$74	$763	$837	$70,597	$71,434
Commercial mortgage	—	221	487	708	109,847	110,555
Commercial construction	—	—	—	—	2,562	2,562
Residential mortgage loans	—	—	424	424	47,374	47,798
Consumer:
Home equity lines of credit	—	—	—	—	9,324	9,324
Other consumer loans	16	—	132	148	22,871	23,019

Total originated loans	$16	$295	$1,806	$2,117	$262,575	$264,692

Commercial:
Commercial and industrial	$—	$—	$279	$279	$15,196	$15,475
Commercial mortgage	145	152	471	768	19,972	20,740
Commercial construction	—	—	—	—	831	831
Residential mortgage loans	244	—	421	665	7,726	8,391
Consumer:
Home equity lines of credit	92	156	611	859	22,206	23,065
Other consumer loans	—	—	—	—	210	210

Total acquired loans	$481	$308	$1,782	$2,571	$66,141	$68,712

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$250	$880	$1,130	$61,236	$62,366
Commercial mortgage	412	224	1,898	2,534	91,241	93,775
Commercial construction	—	7	—	—	4,112	4,112
Residential mortgage loans	—	—	424	431	48,923	49,354
Consumer:
Home equity lines of credit	—	—	246	246	20,408	20,654
Other consumer loans	—	31	—	31	14,267	14,298

Total	$412	$512	$3,448	$4,372	$240,187	$244,559

As of June 30, 2013 and December 31, 2012, there were no loans greater than 90 days past due and still accruing.

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

There were no troubled debt restructurings entered into by the Bank for the three and six months ended June 30, 2013.

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

As of June 30, 2013, two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $79 thousand were in default and also classified as non-accrual status at both June 30, 2013 and December 31, 2012, respectively. In addition, one home equity line of credit with an outstanding balance of $246 thousand previously classified as troubled debt restructuring was completely charged-off in the current period. No other TDR’s have subsequently defaulted.

Note 7—Deposits

The components of deposits at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Demand, non-interest bearing	$38,998	$28,176
Demand, interest-bearing	45,904	9,392
Money market and savings accounts	107,883	59,636
Time, $100 and over	47,650	33,049
Time, other	112,167	102,790

	$352,602	$233,043

Included in time, other at June 30, 2013 and December 31, 2012 are brokered deposits of $32.5 million, and $48.5 million, respectively.

At June 30, 2013, the scheduled maturities of time deposits were as follows:

June 30, 2013
(Dollars in thousands)
6/30/2014	$64,165
6/30/2015	43,626
6/30/2016	22,371
6/30/2017	17,941
6/30/2018	11,638
Thereafter	76

$159,817

Note 8—Shareholders’ Equity -

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

On August 1, 2008, 39,292 shares of common stock were issued to convert $390 thousand of convertible subordinated debentures, issued in June and July 2007, which the Company elected to convert, resulting in additional equity of $403 thousand. On December 31, 2009, 20,302 shares of restricted common stock were issued to a select group of executives of the Company under provisions of the Company’s Deferred Compensation Plan which became effective January 1, 2009. Of the 20,302 restricted shares issued under this plan, 1,003 shares were forfeited during 2010 resulting in 19,299 restricted shares remaining outstanding as of December 31, 2012 and December 31, 2011. Additionally, shares of restricted common stock were issued to non-management employees throughout the Company under the Stock Compensation Program as described in Note 9, of which 5,250 shares and 1,775 shares were outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control) and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price.

A summary of stock option activity for the six months ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	712,350	$8.87
Granted during period	—	—
Acquired in merger with ABI	132,112	8.49
Forfeited/cancelled during period	—	—
Expired	(30,666)	6.52

Outstanding at end of period (1)	813,796	$8.90

Exercisable at end of period (1)	611,296	$9.86

(1)

Included in options outstanding and exercisable at June 30, 2013 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

On June 30, 2013 the weighted average remaining contractual life of all outstanding stock options was 4.4 years and exercisable options was 3.3 years. Options outstanding and exercisable options at June 30, 2013 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the six months ending June 30, 2013, other than options granted in conjunction with the merger of ABI.

Under the terms of the merger agreement, each ABI option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As a result, 132,112 options to purchase common shares of FPFC were issued with an average exercise price of $8.49, an expected remaining term of 2.6 years and a contractual term of 3.2 years; of this amount, 30,666 shares expired unexercised during the second quarter of 2013.

These options were valued at the date of the merger at $44 thousand based on the following weighted average assumptions:

June 30, 2013
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

As of June 30, 2013, there was $203 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007. That cost is expected to be recognized over a weighted average period of 2.0 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of June 30, 2013, there was $71 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 30, 2016.

A summary of restricted stock award activity is presented below for the six months ended June 30, 2013:

Shares
Outstanding at beginning of period (1)	21,074
Granted during year	3,625
Forfeited/cancelled during year	(150)

Outstanding at end of period	24,549

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

At June 30, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $70.8 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.2 million of performance standby letters of credit outstanding, and as of June 30, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012.

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

In addition, as of June 30, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of June 30, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $615 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at June 30, 2013 and December 31, 2012 are presented below:

	Actual		Minimum Capital Requirement				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
June 30, 2013
Total capital (to risk-weighted assets)	$41,559	13.24%	$	≥ 25,102	≥	8.0%	$	≥ 31,378	≥	10.0%
Tier 1 capital (to risk-weighted assets)	39,295	12.52	≥	12,551	≥	4.0	≥	18,827	≥	6.0
Tier 1 capital (to total assets)	39,295	9.62	≥	16,343	≥	4.0	≥	20,429	≥	5.0
December 31, 2012
Total capital (to risk-weighted assets)	$28,073	12.48%	$	≥ 18,054	≥	8.0%	$	≥ 22,568	≥	10.0%
Tier 1 capital (to risk-weighted assets)	25,703	11.39	≥	9,027	≥	4.0	≥	13,541	≥	6.0
Tier 1 capital (to total assets)	25,703	9.40	≥	10,934	≥	4.0	≥	13,668	≥	5.0

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

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820 – Fair Value Measurements, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$19,566	$—	$19,566	$—
Obligations of states and political subdivisions	8,060	—	8,060	—
Federal agency mortgage-backed securities	17,000	—	17,000	—
Federal agency CMO’s	1,001	—	1,001	—
Other debt securities	1,994	—	1,994	—
Money market mutual fund	275	275	—	—

Total assets measured at fair value on a recurring basis	$47,896	$275	$47,621	$—

As of December 31, 2012:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$1,001	$—	$1,001	$—
Obligations of states and political subdivisions	11,857	—	11,857	—
Agency mortgage-backed securities	3,681	—	3,681	—
Money market mutual fund	140	140	—	—

Total assets measured at fair value on a recurring basis	$16,679	$140	$16,539	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2013:
Impaired loans	$4,639	$—	$—	$4,639
Other real estate owned	460	—	—	460

Total assets measured at fair value on a nonrecurring basis	$5,099	$—	$—	$5,099

As of December 31, 2012:
Impaired loans	$10,072	$—	$—	$10,072
Other real estate owned	184	—	—	184

Total assets measured at fair value on a nonrecurring basis	$10,256	$—	$—	$10,256

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

Quantitative information about Level 3 fair value measurements at June 30, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$4,639	Appraisal of real estate collateral	Appraisal adjustments	0% - 15% (3.10%)
		Valuation of business assets used as collateral	Valuation adjustments	25% - 30%
			Liquidation expenses	5% - 10% (5.89%)

Other real estate owned	$460	Appraisal of collateral	Appraisal adjustments	None
			Liquidation expenses	0% - 22% (7.89%)

Quantitative information about Level 3 fair value measurements at December 31, 2012 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$10,072	Appraisal of real estate collateral	Appraisal adjustments	0% - 15% (8.6%)
		Valuation of business assets used as collateral	Valuation adjustments	25% - 30%
			Liquidation expenses	5% -10% (9.9%)

Other real estate owned	$184	Appraisal of collateral	Appraisal adjustments	None
			Liquidation expenses	5% - 10% (8.0%)

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

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

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Of the total impaired loan portfolio at June 30, 2013 totaling $6.3 million, this is comprised of $1.7 million of originated loans carried at cost with a fair value of $1.6 million and a specific reserve allocation of $113 thousand; $1.6 million of originated loans were carried at cost with no specific reserve allocation as the fair value of the collateral exceeded the carrying value; and $3.1 million of acquired loans were carried at fair value. As of December 31, 2012 total impaired loans were $10.7 million, net of a valuation allowance of $616 thousand.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Company had $460 thousand and $184 thousand of other real estate owned at June 30, 2013 and December 31, 2012, respectively. Fair value is generally determined based upon independent third-party appraisals of the properties.

Repossessed Assets

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. There were no repossessed assets at June 30, 2013 or December 31, 2012.

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

At June 30, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$18,928	$18,928	$18,928	$—	$—
Securities available for sale	47,896	47,896	275	47,621	—
Securities held to maturity	11,158	10,759	—	10,759	—
Loans receivable, net	330,867	336,394	—	—	336,394
Restricted stock	1,977	1,977	—	1,977	—
Accrued interest receivable	1,406	1,406	—	1,406	—
Liabilities:
Deposits	352,602	354,628	—	354,628	—
Short-term borrowings	8,000	8,000	—	8,000	—
Long-term debt	11,000	10,741	—	10,741	—
Accrued interest payable	377	377	—	377	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,016	$11,016	$11,016	—	—
Securities available for sale	16,679	16,679	140	$16,539	—
Loans receivable, net	241,815	245,493	—	—	$245,493
Restricted stock	1,337	1,337	—	1,337	—
Accrued interest receivable	1,040	1,040	—	1,040	—
Liabilities:
Deposits	233,043	235,563	—	235,563	—
Long-term debt	13,000	12,902	—	12,902	—
Accrued interest payable	378	378	—	378	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and six months ended June 30, 2013 and 2012, and its financial condition as of June 30, 2013 and December 31, 2012. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2013 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the six months ended June 30, 2013	As of and for the years ended December 31,
		2012	2011
	(Dollars in thousands)
Total revenue (1)	$7,028	$10,673	$10,848
Net income (loss)	(593)	753	70
Total assets	419,294	275,146	285,350
Total loans receivable	333,096	244,275	240,115
Total deposits	352,602	233,043	245,736

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

Restricted Investments in Bank Stocks. Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consists of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

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

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the six months ending June 30, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the six months ending June 30, 2013 and 2012, the Company did not record a provision for loan losses on acquired non-impaired loans.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of June 30, 2013 and December 31, 2012 for more information.

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

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented. As of June 30, 2013, First Priority has a total net deferred tax asset of $5.7 million (before the valuation allowance) which is fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2012, the Company had a total net deferred tax asset of $3.7 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The incremental net deferred tax assets resulting from the merger with Affinity totaled $1.7 million, as discussed in Note 2 – “Merger with Affinity Bancorp, Inc.” Included in this net deferred tax assets, Affinity had a net operating loss carryforward for Federal tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss carryforward of $8.9 million and $6.8 million, respectively, or a $3.0 million and $2.3 million tax impact computed at the statutory federal income tax rate of 34%, respectively as of June 30, 2013 and December 31, 2012 which expire in 2026 through 2033.

In regards to the acquisition of Prestige Community Bank in February, 2008, the Company acquired a NOL for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both June 30, 2013 and December 31, 2012, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

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

Results of Operations

Income Statement Review

First Priority’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense accrued on deposits and borrowed funds (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, consisting of income from wealth management services, fees and other charges to our banking customers, and net gains or losses realized from the sale of assets; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, including deferred taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, four months of Affinity’s operating results are included in the first half of 2013.

Summary

For the six months ended June 30, 2013, First Priority reported a net loss of $593 thousand compared to net income of $333 thousand for the six months ended June 30, 2012. Reported results are before preferred dividends and amortization of a preferred warrant, totaling $266 thousand and $267 thousand for the six months ended June 30, 2013 and 2012, respectively, related to preferred stock originally issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009. The resulting loss to common shareholders, after the preferred dividends and amortization, was $859 thousand, or $0.16 per basic and fully diluted common share for the six months ended June 30, 2013, compared to net income to common shareholders of $66 thousand, or $0.02 per basic and fully diluted common share, on this same basis for the six month period ended June 30, 2012.

First Priority’s reported consolidated results decreased $926 thousand for the first six months of 2013 compared to the same period in 2012. Included in the 2013 results are $1.2 million of merger related costs compared to $143 thousand for the prior year. Total revenue for the six months ended June 30, 2013 was $7.03 million, compared to $5.29 million in 2012, as net interest income in 2013 was $6.75 million and non-interest income was $278 thousand. Net interest income for the first six months of 2012 was $4.70 million and non-interest income was $584 thousand, which included $365 thousand of gains recorded from the sale of investment securities available for sale. The provision for loan losses was $340 thousand for the six months ended June 30, 2013 versus $330 thousand for the same period in the prior year. Operating expenses were $7.28 million, $2.66 million higher than the first six months of 2012 from $4.62 million in 2012 primarily due to $1.07 million of incremental merger related costs and $1.37 million of incremental expenses due to the merger with Affinity.

For the three months ended June 30, 2013, First Priority reported a net income of $55 thousand compared to $71 thousand for the three months ended June 30, 2012. Reported results are before preferred dividends and amortization of a preferred warrant, totaling $133 thousand and $134 thousand for the three months ended June 30, 2013 and 2012, respectively, related to preferred stock originally issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009. The resulting loss to common shareholders, after the preferred dividends and amortization, was $78 thousand, or $0.01 per basic and fully diluted common share compared to $63 thousand, or $0.02 per basic and fully diluted common share, for the three months ended June 30, 2013 and 2012, respectively.

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

The following table sets forth, for the six month periods ended June 30, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. Non-accruing loans averaged $5.4 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$303,543	$7,891	5.24%	$241,444	$6,195	5.16%
Taxable investment securities	40,410	391	1.95%	24,824	374	3.02%
Nontaxable investment securities	2,657	56	4.25%	1,516	33	4.31%

Total investment securities	43,067	447	2.09%	26,340	407	3.10%
Deposits with banks and other	10,223	27	0.52%	2,425	3	0.34%

Total interest-earning assets	356,833	8,365	4.73%	270,209	6,605	4.92%
Non-interest-earning assets	14,917			8,713

TOTAL ASSETS	$371,750			$278,922

Interest-bearing liabilities:
Demand, interest-bearing	$34,886	46	0.26%	$5,290	7	0.25%
Money market and savings	90,329	189	0.42%	54,288	179	0.66%
Time deposits	155,058	1,283	1.67%	156,726	1,572	2.02%
Borrowed funds	15,267	97	1.28%	8,426	146	3.49%

Total interest-bearing liabilities	295,540	1,615	1.10%	224,730	1,904	1.70%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	34,291			25,238
Other liabilities	1,441			1,216
Shareholders’ equity	40,478			27,738

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$371,750			$278,922

Net interest income/rate spread		$6,750	3.63%		$4,701	3.22%

Net interest margin			3.81%			3.50%

Net interest income increased 43.6%, or $2.05 million, in the first six months of 2013 to $6.75 million from $4.70 million for the same period in 2012. The increase in net interest income resulted from growth of average interest earning assets due to the merger with Affinity. Average interest earning assets for the first six months of 2013 increased $86.6 million, or 32.1%, from $270.2 million in 2012 to $356.8 million in 2013, primarily related to average loans which grew $62.1 million, or 25.7%, from an average of $241.4 million to $303.5 million, while average investment balances grew $16.7 million. Average interest bearing liabilities increased $70.8 million, or 31.5%, in 2013 to $295.5 million in 2013 from $224.7 million in 2012, which include increases in average interest bearing demand deposits of $29.6 million, $36.0 million in money market and savings deposits and $6.8 million in borrowings while time deposits decreased $1.6 million.

Net interest margin increased 31 basis points from 3.50% for the first six months of 2012 to 3.81% for the same period in 2013. Reflecting the declining interest rate environment, First Priority’s average yield on earning assets declined 19 basis points compared to the prior year six month period from 4.92% to 4.73%, while the average cost of funds declined 60 basis points from 1.70% to 1.10%. Average rates on money market and savings deposits declined 24 basis points and time deposit average rates declined 35 basis points in the current year six month period compared to the prior year’s first six months. The federal funds rate remained constant throughout the year as set by the Federal Open Market Committee (“FOMC”) of the Federal Reserve at a range of 0.00% to 0.25%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, increased 41 basis points from 3.22% for the first six months of 2012 to 3.63% for the same period in 2013. This increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities and due to the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined consistent with the lower level of market rates of interest. Net interest spread was also positively impacted by the fair value adjustments made during acquisition accounting of earning assets and interest bearing liabilities acquired in the merger with Affinity which have been adjusted to yield current market rates and costs.

The following table sets forth, for the three month periods ended June 30, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$332,283	$4,403	5.31%	$241,367	$3,086	5.14%
Taxable investment securities	50,794	225	1.78%	24,287	181	2.99%
Nontaxable investment securities	2,847	29	4.10%	2,014	22	4.19%

Total investment securities	53,641	254	1.90%	26,301	203	3.08%
Deposits with banks and other	10,109	18	0.70%	406	—	0.93%

Total interest-earning assets	396,033	4,675	4.73%	268,074	3,289	4.93%
Non-interest-earning assets	16,350			7,831

TOTAL ASSETS	$412,383			$275,905

Interest-bearing liabilities:
Demand, interest-bearing	$47,345	32	0.26%	$6,190	4	0.27%
Money market and savings	105,517	111	0.42%	51,863	81	0.63%
Time deposits	164,294	647	1.58%	154,413	778	2.02%
Borrowed funds	12,560	32	1.05%	8,577	63	2.98%

Total interest-bearing liabilities	329,716	822	1.00%	221,043	926	1.69%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	37,222			25,754
Other liabilities	1,462			1,312
Shareholders’ equity	43,983			27,796

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,383			$275,905

Net interest income/rate spread		$3,853	3.73%		$2,363	3.24%

Net interest margin			3.90%			3.54%

Net interest income increased 63.1%, or $1.49 million, in the three months ended June 30, 2013 to $3.85 million from $2.36 million for the same period in 2012. The increase primarily resulted from growth of average interest earning assets due to the merger with Affinity. Average interest earning assets for the second quarter of 2013 increased $127.9 million, or 47.7%, from $268.1 million in 2012 to $396.0 million in 2013. This increase was partially related to average loans which grew $90.9 million, or 37.7%, from an average of $241.4 million to $332.3 million, while average investment balances grew $27.3 million from an average of $26.3 million to $53.6 million. Average interest bearing liabilities increased $108.7 million, or 49.2%, in 2013 to $329.7 million in 2013 from $221.0 million in 2012.

Net interest margin increased 36 basis points from 3.54% for the second quarter of 2012 to 3.90% for the same period in 2013. The average yield on earning assets declined 20 basis points in the current quarter compared to the prior year three month period from 4.93% to 4.73%, while the average cost of funds declined 69 basis points from 1.69% to 1.00%. Net interest spread increased 49 basis points from 3.24% to 3.73% when comparing these same periods.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income tables below, total net interest income increased $2.05 million for the first six months of 2013 compared to the same period of 2012, of which incremental growth of balances accounted for an increase of $1.63 million while the change in our relative rate structure resulted in an increase in net interest income of $417 thousand. The increased volume of average earning assets provided an additional $1.82 million in interest income, $1.60 million provided from incremental loan balances and $223 thousand from investment securities and deposits with banks. At the same time, however, the lower average yield on earning assets, partially due to a larger proportion of earning assets in lower yielding investments as compared to loans, resulted in a reduction of interest income between the periods of $60 thousand. From a funding perspective, although interest-bearing liabilities increased between the two periods, the incremental growth at an overall lower average rate resulted in an increase of interest expense related to the volume of only $188 thousand while the lower average rates resulted in lower interest expense of $477 thousand by comparison.

When comparing the current quarter ended June 30, 2013 to the same period in 2012, total net interest income increased $1.49 million for the in the second quarter, 2013 compared to 2012, of which incremental growth of balances accounted for an increase of $1.22 million while the change in our relative rate structure resulted in an increase in net interest income of $275 thousand. The increased volume of average earning assets provided an additional $1.37 million in interest income, $1.21 million provided from incremental loan balances and $164 thousand from investment securities and deposits with banks. At the same time, however, the lower average yield on earning assets, partially due to a larger proportion of earning assets in lower yielding investments as compared to loans, resulted in a slight increase of interest income between the periods of $12 thousand. From a funding perspective, the incremental interest expense related to additional volume was $159 thousand while the lower average rates resulted in lower interest expense of $263 thousand by comparison.

The following tables sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Six Months Ended
	June 30, 2013 vs. 2012			June 30, 2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$1,210	$107	$1,317	$1,597	$99	$1,696
Taxable investment securities	139	(95)	44	179	(162)	17
Nontaxable investment securities	7	—	7	23	—	23

Total investment securities	146	(95)	51	202	(162)	40
Deposits with banks and other	18	—	18	21	3	24

Total interest earning assets	1,374	12	1,386	1,820	(60)	1,760
Interest expense:
Demand, interest-bearing	28	—	28	39	—	39
Money market and savings	63	(33)	30	90	(80)	10
Time deposits	47	(178)	(131)	(17)	(272)	(289)
Borrowed funds	21	(52)	(31)	76	(125)	(49)

Total interest bearing liabilities	159	(263)	(104)	188	(477)	(289)

Change in net interest income	$1,215	$275	$1,490	$1,632	$417	$2,049

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the six months ended June 30, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

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

The provision for loan losses increased $10 thousand for the first six months of 2013 to $340 thousand as compared to $330 thousand for the six months ended June 30, 2012. The level of provision is impacted by the analysis of the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume. Total loans increased $88.8 million when comparing June 30, 2013 to the same date in the prior year, of which $77.5 million was related to the merger with Affinity. Net charge-offs for the six months ended June 30, 2013 and 2012, totaled $571 thousand and $373 thousand, respectively. The allowance for loan losses was $2.2 million and $2.4 million as of June 30, 2013 and 2012, respectively, which represented 0.67% and 1.01% of total loans outstanding at each respective date. As of June 30, 2013, the allowance for loan losses related to originated loans totaled 0.84%.

For the current quarter, the provision for loan losses increased $20 thousand to $175 thousand as compared to $155 thousand for the three months ended June 30, 2012.

Non-Interest Income

Non-interest income totaled $278 thousand for the six months ended June 30, 2013 compared to $584 thousand for the same period in 2012. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers. In addition, First Priority recorded $365 thousand of gains from the sale of investment securities available for sale for the six months ended June 30, 2012; there were no investment securities gains in the first half of 2013.

For the current quarter, non-interest income totaled $158 thousand for the three months ended June 30, 2013 compared to $323 thousand for the same period in 2012, which also included $223 thousand of gains from the sale of investment securities available for sale.

Components of non-interest income are shown in the table below:

	For the three months ended June 30,		Net Change	% Change	For the six months ended June 30,		Net Change	% Change
			2013 vs.	2013 vs.			2013 vs.	2013 vs.
	2013	2012	2012	2012	2013	2012	2012	2012
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$56	$52	$4	7.7%	$115	$129	$(14)	(10.9)%
Service charges on deposits	34	17	17	100.0	59	38	21	55.3
Other branch fees	43	16	27	168.8	66	30	36	120.0
Loan related fees	12	8	4	50.0	22	12	10	83.3
Gains on sales of investment securities	—	223	(223)	(100.0)	—	365	(365)	(100.0)
Other	13	7	6	85.7	16	10	6	60.0

Total Non-Interest Income	$158	$323	$(165)	(51.1)%	$278	$584	$(306)	(52.4)%

Non-Interest Expenses

Non-interest expenses were $7.28 million for the first six months of 2013 compared to $4.62 million for the same period in the prior year, an increase of $2.66 million, or 57.6%. For the current quarter, non-interest expenses were $3.78 million compared to $2.46 million for the same period in the prior year, an increase of $1.32 million, or 53.7%.

The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2013 vs.	2013 vs.	June 30,		2013 vs.	2013 vs.
	2013	2012	2012	2012	2013	2012	2012	2012
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,801	$1,501	$300	20.0%	$3,341	$2,722	$619	22.7%
Occupancy and equipment	579	258	321	124.4	934	516	418	81.0
Data processing equipment and operations	242	120	122	101.7	411	245	166	67.8
Professional fees	208	81	127	156.8	354	260	94	36.2
Marketing, advertising and business development	74	23	51	221.7	110	42	68	161.9
FDIC insurance assessments	92	67	25	37.3	165	130	35	26.9
Pennsylvania bank shares tax expense	102	56	46	82.1	176	113	63	55.8
Collateral protection expense	—	89	(89)	(100.0)	—	168	(168)	(100.0)
Other real estate owned costs	44	—	44	100.0	162	—	162	100.0
Other	226	122	104	85.2	418	283	135	47.7

	3,368	2,317	1,051	45.4%	6,071	4,479	1,592	35.5%
Merger related costs	413	143	270	188.8	1,210	143	1,067	746.2

Total Non-Interest Expenses	$3,781	$2,460	$1,321	53.7%	$7,281	$4,622	$2,659	57.5%

Non-interest expenses, excluding merger related costs, increased $1.59 million, or 35.5%, for the first six months of 2013 compared to the same period in the prior year, and increased $1.05 million, or 45.4% in the current quarter compared to the second quarter of 2012. The primary factors which caused this increase were primarily the result of:

•

Increased operating costs in the current year related to the addition of staffing, branch offices, and other ongoing operating costs resulting from the merger with Affinity which was completed effective February 28, 2013. These expenses include the incremental costs of operating two separate core banking systems through the anticipated system conversion date, which is expected to occur in the third quarter of 2013.

•	Increased professional fees related to emphasis on resolving loan workout situations and incremental costs related to maintaining and liquidating other real estate owned.

Six months ended June 30, 2013 compared to prior year

Salaries and employee benefits. The increase in the current year of $619 thousand includes incremental staffing costs due to the addition of Affinity employees of approximately $600 thousand. In addition, the company experienced a higher overall cost per employee of providing healthcare benefits and recorded a higher level of bonus accrual. The prior year included an accrual of $255 thousand related to management’s determination that the Company would meet the requirements of the 2009 Deferred Compensation Plan which was paid prior to the end of 2012.

Occupancy and equipment. The increase in the current year of $418 thousand includes approximately $390 thousand of costs related the incremental branch offices of Affinity.

Data processing equipment and operations. The increase in the current year of $166 thousand includes approximately $120 thousand of costs related Affinity. In addition, the cost of outsourced core banking services processing related to a higher level of banking customer activity continues to increase.

Professional fees. Current year expenses increased by $94 thousand. $55 thousand of this increase relates to legal costs to resolve loan workout situations with Affinity loans. In addition, accounting and audit fees, consulting fees and filing fees related to becoming a public reporting entity have resulted in increased professional fees.

Marketing, advertising and business development. These costs increased $68 thousand in the current year primarily related to radio and billboard advertising campaigns designed to increase awareness of the Company’s name in both the suburban Philadelphia market and in the Affinity Division’s Berks market.

FDIC insurance assessments. This increase of $35 thousand is primarily related to the addition of Affinity.

Pennsylvania bank shares tax expense. This tax is calculated based on the reported level of equity, adjusted for exclusions and other items, and therefore, increased $63 thousand primarily due to incremental equity resulting from the merger with Affinity and the related private placement issuance.

Collateral protection expense. This expense totaled $168 thousand for the six months ended June 30, 2012. First Priority Bank entered into a settlement and release agreement in the second quarter of 2012; accordingly, collateral protection expense was eliminated beginning in the second half of 2012.

Other real estate owned costs. These costs, totaling $162 thousand in 2013 compared to none in 2012, consist of valuation adjustments related to the fair value of the properties held totaling $96 thousand and $66 thousand related to costs to acquire or maintain these properties during the holding period, net of rental income received. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans.

Other expenses. Other expenses increased $135 thousand for the six months ended June 30, 2013. This increase is primarily related to incremental costs due to the addition of Affinity, including core deposit intangible amortization expense.

Highlights of significant non-interest expenses items for the second quarter, 2013 compared to the second quarter, 2012

•

Salaries and employee benefits includes incremental staffing costs due to the addition of Affinity employees of approximately $450 thousand, higher overall healthcare costs and a higher level of bonus accrual. The prior year included an accrual of $255 thousand related to management’s determination that the Company would meet the requirements of the 2009 Deferred Compensation Plan.

•	Occupancy and equipment includes approximately $290 thousand of costs related to the incremental branch offices of Affinity.

•	Data processing equipment and operations includes approximately $89 thousand of costs related to Affinity as well as higher ongoing costs related to a higher level of banking customer activity.

•	Professional fees increased due to legal costs for loan workout situations, accounting and audit fees, consulting fees and filing fees related to becoming a public reporting entity.

•	Marketing, advertising and business development increased primarily related to radio and billboard advertising awareness campaigns.

•	FDIC insurance assessments and Pennsylvania bank shares tax expense increased primarily due to incremental equity and deposits related to the merger with Affinity.

•	Collateral protection expense totaled $89 thousand for the second quarter of 2012.

•	Other real estate owned costs totaled $44 thousand in the current quarter compared to none in 2012.

•	Other expenses increased primarily related to incremental costs due to the addition of Affinity, including core deposit intangible amortization expense.

Merger related costs

First Priority Bank recorded $1.21 million in merger related costs during the first six months of 2013 for expenses paid or incurred related to the merger with Affinity compared to $143 thousand for the first six months of 2012. These expenses consisted largely of costs related to professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges. These costs are outlined in the table below for each respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounting	$9	$5	$26	$5
Branch consolidation	103	—	103	—
Purchase accounting consulting	50	—	50	—
Document printing and filing	7	—	118	—
Investment banking	—	—	350	—
Legal	—	138	5	138
System contract termination		—	314	—
System conversion/deconversion costs	244	—	244	—

	$413	$143	$1,210	$143

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

Balance Sheet Review

Overview

Total assets at June 30, 2013 were $419.3 million representing an increase of $144.2 million or 52.4% when compared to total assets of $275.1 million at December 31, 2012. Asset growth during this period is attributable primarily to the merger with Affinity. Total assets consisted principally of loans outstanding of $333.1 million, investment securities of $59.1 million and cash and cash equivalents of $18.9 million at June 30, 2013 compared to loans outstanding of $244.3 million, investments securities available for sale of $16.7 million and cash and cash equivalents of $11.0 million at December 31, 2012.

Loans outstanding increased $88.8 million from year-end 2012 to June 30, 2013 or 36.4%. Loans acquired as of February 28, 2013 totaled $77.5 million attributable to the merger with Affinity and have a current outstanding balance of $68.7 million. Investment securities increased $42.4 million during this period.

Deposits totaled $352.6 million at June 30, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $119.6 million or 51.3%. Deposit balances acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $18.0 million and other deposit declines of $13.3 million. Borrowings totaled $19 million at June 30, 2013 compared to $13 million at December 31, 2012, with growth primarily in short-term borrowings.

Equity capital at June 30, 2013 was $42.2 million, compared to $27.7 million at December 31, 2012. The enhanced capital position is attributable to net proceeds of $6.6 million realized through the private placement of 1,268,576 shares of common stock offered in conjunction with the merger and $10.0 million of common equity issued in the merger.

Investments

First Priority’s total investment portfolio was $59.1 million at June 30, 2013, consisting of $11.2 million of securities classified as held to maturity and $47.9 compared to total investments of $16.7 million at December 31, 2012, all of which were classified as available for sale. Total investments accounted for 14.1% and 6.1% of total assets at each respective date.

During the second quarter of 2013, the Company transferred $11.2 million of obligations of states and political subdivisions from available for sale securities to be classified as held to maturity securities. Net unrealized holding gains arising prior to the reclassification date as of May 31, 2013, totaling $292 thousand, are segregated within accumulated other comprehensive income. This balance will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The remaining unamortized balance of holding gains on securities classified as held to maturity totaled $288 thousand as of June 30, 2013. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair market value, with the difference between fair market value and amortized cost reflected in the capital account as other comprehensive income or loss. Due to market fluctuations which occurred during the second quarter of 2013, the Company had net unrealized losses on available for sale securities totaling $917 thousand at June 30, 2013, while total unrealized gains totaled $683 thousand at December 31, 2012. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at June 30, 2013 was comprised of federal agency securities (33%), federal agency mortgage backed securities and agency collateralized mortgage obligations (31%), obligations of states and political subdivisions (33%, primarily federal taxable municipal securities), and corporate debt (3%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at June 30, 2013 or December 31, 2012 and recorded no OTTI charges during the six months ended June 30, 2013 or December 31, 2012.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at June 30, 2013. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale As of June 30, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$9,844	1.09%	$9,722	1.34%	$—	—	$19,566	1.22%
Obligations of states and political subdivisions	—	—	512	1.20%	3,720	2.08%	3,828	3.62%	8,060	2.76%
Agency mortgage backed securities	—	—	—	—	1,849	1.83%	15,151	2.09%	17,000	2.06%
CMO’s	—	—	—	—	501	1.16%	500	2.17%	1,001	1.66%
Other debt securities	503	0.49%	1,005	1.65%	—	—	486	4.37%	1,994	2.04%
Money market mutual fund	275	0.00%	—	—	—	—	—	—	275	0.00%

Total investments available for sale	$778	1.19%	$11,361	0.98%	$15,792	1.70%	$19,965	3.13%	$47,896	1.82%

	Securities Held to Maturity As of June 30, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$—	—	$1,603	2.86%	$9,555	4.18%	$11,158	3.99%

Total investments held to maturity	$—	—	$—	—	$1,603	2.86%	$9,555	4.18%	$11,158	3.99%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at June 30, 2013 and December 31, 2012 are shown in the following table:

	June 30, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,934	$19,566
Obligations of states and political subdivisions	8,374	8,060
Federal agency mortgage-backed securities	17,219	17,000
Federal agency collateralized mortgage obligations	1,004	1,001
Other debt securities	2,007	1,994
Money market mutual fund	275	275

Total investment securities available for sale	$48,813	$47,896

Held To Maturity:
Obligations of states and political subdivisions	$11,158	$10,759

Total held to maturity	$11,158	$10,759

	December 31, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$1,000	$1,001
Obligations of states and political subdivisions	11,304	11,857
Agency mortgage-backed securities	3,552	3,681
Money market mutual fund	140	140

Total investment securities available for sale	$15,996	$16,679

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At June 30, 2013 and December 31, 2012, First Priority Bank held $110 thousand and $50 thousand, respectively, in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. The increase between the two dates is attributable to the merger with Affinity. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $1.87 million and $1.29 million as of June 30, 2013 and December 31, 2012, respectively. The increase in the investment is attributable to the incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At June 30, 2013, total loans were $333.1 million, representing an increase of $88.8 million or 36.3% from total loans outstanding of $244.3 million at December 31, 2012. Loans acquired as of February 28, 2013 totaled $77.5 million attributable to the merger with Affinity have a current outstanding balance of $68.7 million.

The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	(Dollars in thousands)
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$86,909	26%	$62,366	26%
Commercial Mortgage	131,295	39%	93,775	38%
Commercial Construction	3,393	1%	4,112	2%

Total Commercial	221,597	66%	160,253	66%
Residential Mortgages	56,189	17%	49,354	20%
Home Equity Lines	32,389	10%	20,654	8%
Other Consumer	23,229	7%	14,298	6%

Total Consumer	55,618	17%	34,952	14%

Total Loans	333,404	100%	244,559	100%
Net deferred loan (fees) or costs	(308)	—	(284)	—

Total	$333,096	100%	$244,275	100%

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

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of June 30, 2013 and December 31, 2012, commercial mortgage loans totaled $131.3 million and $93.8 million, respectively. In addition, as of June 30, 2013, loans to lessors of non-residential buildings totaled $60.9 million which is included in commercial mortgage loans; of this amount, $52.2 million, or 86% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios which as of June 30, 2013, totaled 15% and 157% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	4,777	4,093

Total non-performing loans (1)	4,777	4,093
Other real estate owned	460	184
Repossessed assets (2)	—	—

Total non-performing assets (3)	5,237	4,277

Performing troubled debt restructurings (4)	1,403	4,279

Total non-performing assets and performing troubled debt restructurings	$6,640	$8,556

Non-performing loans as a percentage of total loans	1.43%	1.68%
Non-performing assets as a percentage of total assets	1.25%	1.55%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.58%	3.11%
Ratio of allowance to non-performing loans at end of period	47%	60%
Ratio of allowance to non-performing assets at end of period	43%	58%
Allowance for loan losses as a percentage of total loans	0.67%	1.01%
Allowance for loan losses as a percentage of originated loans (5)	0.84%	1.01%
Allowance for loan losses as a percentage of originated non-performing loans (5)	102%	60%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
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

Total non-performing loans were $4.8 million at June 30, 2013, an increase of $684 thousand from the $4.1 million at December 31, 2012. This increase is comprised of the addition of acquired non-accrual loans totaling $2.6 million from the Affinity merger, primarily offset by a reduction related to a single loan totaling $1.9 million which was moved into other real estate owned and subsequently sold within the second quarter of 2013 with no incremental gain or loss. Non-performing loans as a percentage of total loans at June 30, 2013 was 1.43%, down from 1.68% at December 31, 2012. Other real estate owned totaled $460 thousand at June 30, 2013 and $184 thousand at December 31, 2012, an increase of $276 thousand primarily related to other real estate owned by Affinity which was added to First Priority’s portfolio with a fair value of $1.3 million as of completion of the merger, with subsequent sales totaling approximately $1.0 million with no material gains or losses incurred. There were no repossessed assets at June 30, 2013 or December 31, 2012. Non-performing assets totaled $5.2 million, or 1.25% of total assets, as of June 30, 2013, compared to $4.3 million, or 1.55% of total assets as of December 31, 2012.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2013 and December 31, 2012, First Priority’s performing troubled debt restructurings totaled $1.4 million consisting of three commercial loan relationships, two of which were acquired through the merger with Affinity, totaling $1.2 million and one mortgage loan of $131 thousand which are paid current and one commercial relationship totaling $80 thousand which is currently in default.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of June 30, 2013 and December 31, 2012, loans past due 30 to 89 days and still accruing totaled $1.1 million and $674 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.76% and 1.95%, respectively, of total loans outstanding.

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the six months ended June 30, 2013 and 2012, the Company did not record an allowance for loan losses for acquired impaired loans.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $129 thousand and $65 thousand for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively.

Based on the information available as of June 30, 2013, management believes that the allowance for loan losses of $2.2 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,565	$2,456	$2,460	$2,470
Charge-offs:
Commercial and Industrial	285	200	339	200
Commercial Mortgage	—	—	—	—
Commercial Construction	—	—	—	—
Residential Mortgage Loans	—	—	8	—
Home equity lines of credit	246	—	246	190
Other consumer loans	—	—	—	—

Total loans charged off	531	200	593	390
Recoveries:
Commercial and Industrial	8	—	8	1
Commercial Mortgage	—	—	—	—
Commercial Construction	—	—	—	—
Residential Mortgage Loans	6	—	7	—
Home equity lines of credit	—	—	—	—
Other consumer	6	16	7	16

Total recoveries	20	16	22	17

Net loans charged off	511	184	571	373
Provision charged to operations	175	155	340	330

Balance at end of period	$2,229	$2,427	$2,229	$2,427

Average loans (1)	$332,283	$241,367	$303,543	$241,444

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.62%	0.30%	0.38%	0.31%
Allowance for loan losses as a percentage of total loans	0.67%	1.01%	0.67%	1.01%
Allowance for loan losses as a percentage of non-acquired loans	0.84%	1.01%	0.84%	1.01%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.2 million at June 30, 2013 and $2.5 million at December 31, 2012, which represented 0.67% and 1.01% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of June 30, 2013 was 0.84%. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.5 million representing a specific credit valuation adjustment. As of June 30, 2013, the unamortized portion of the general credit fair value adjustment totaled $1.3 million and the total specific credit market valuation adjustment totaled $1.7 million, inclusive of $193 thousand of accretable discount. Additionally, the combination of these remaining credit fair value adjustments related to acquired loans, totaling $3.0 million, and the allowance for loan losses of $2.2 million, or a total of $5.2 million, would equate to 1.56% of total loans outstanding as of June 30, 2013. There were no acquired loans as of December 31, 2012. Net charge-offs for the Company totaled $571 thousand for the first six months of 2013 compared to $373 thousand for the same period in 2012.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	June 30, 2013		December 31, 2012
	Amount	Percent of total loans (1)		Percent of total loans (1)
	(Dollars in thousands)
Commercial and Industrial	$431	26%	$566	26%
Commercial Mortgage	389	39%	559	38%
Commercial Construction	30	1%	31	2%
Residential Mortgage Loans	145	17%	176	20%
Home Equity Lines of Credit	180	10%	89	8%
Other Consumer Loans	61	7%	41	6%

Total Allocated	1,236	100%	1,462	100%

Unallocated	993		998

TOTAL	$2,229		$2,460

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $113 thousand has been provided on originated impaired loans of $3.3 million at June 30, 2013 compared to a specific allocation of $616 thousand related to $10.7 million of impaired loans at December 31, 2012. The decrease in the level of the specific allocation for loan losses is partially due to an improvement in the financial conditions of two borrowers which previously had a specific allocation totaling $193 thousand, the movement of one loan which previously had an allocation of $141 thousand into other real estate owned which was subsequently sold resulting in no incremental gain or loss to the Bank, and a partial charge-off of one other loan which previously had a specific allocation of $285 thousand.

The June 30, 2013 qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses of $1.1 million compared to $846 thousand at December 31, 2012.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2013, these loans totaled $60.9 million and $34.8 million, respectively, or 18.3% and 10.4%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $352.6 million at June 30, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $119.6 million or 51.3%. Deposits acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $18.0 million and other deposit declines of $13.3 million.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the period ended June 30, 2013 compared to December 31, 2012, First Priority recorded increases in transaction account balances of $47.3 million, or 125.8%, with non-interest bearing transaction accounts increasing $10.8 million and interest bearing transaction accounts increasing $36.5 million of the total growth. Also during this period money market and savings accounts increased $48.3 million, or 81.0%, for a net increase in these key core deposit categories of $95.6 million, or 98.3%.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At June 30, 2013 and December 31, 2012, brokered deposits totaled $32.5 million and $48.5 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 11 – “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$37,222		$25,754		$34,291		$25,238
Demand, interest-bearing	47,345	0.26%	6,190	0.27%	34,886	0.26%	5,290	0.25%
Money market and savings deposits	105,517	0.42%	51,863	0.63%	90,329	0.42%	54,288	0.66%
Time deposits	164,294	1.58%	154,413	2.02%	155,058	1.67%	156,726	2.02%

Total interest-bearing deposits	317,156	1.00%	212,466	1.63%	280,273	1.09%	216,304	1.63%

Total deposits	$354,378		$238,220		$314,564		$241,542

The maturity distribution of time deposits of $100,000 or more as of June 30, 2013, is as follows:

June 30, 2013
(Dollars in thousands)
Three Months or Less	$7,192
Over Three Through Six Months	4,330
Over Six Through Twelve Months	5,912
Over Twelve Months	30,216

TOTAL	$47,650

Other Interest-Bearing Liabilities

Short-Term Borrowed Funds

At June 30, 2013, First Priority had short-term borrowings totaling $8.0 million, consisting of overnight advances from the FHLB. There were no short term borrowings at December 31, 2012. Advances from the FHLB at June 30, 2013 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the six months ended June 30, 2013 and 2012. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	At or for the Six Months Ended June 30,
	2013	2012
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$22	$11
Weighted average rate during the period	1.01%	0.69%
Other short-term borrowings:
Balance at period end	$8,000	$—
Weighted average rate at period end	0.25%	—
Maximum month-end balance	$25,000	$4,000
Average daily balance during the period	$1,620	$1,459
Weighted average rate during the period	0.25%	0.26%

Long-Term Debt

Long-term debt totaled $11.0 million and $13.0 million at June 30, 2013 and December 31, 2012, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% and 1.37% at each of these dates, respectively, and an average remaining life of 3.7 years and 3.6 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $13.6 million for the six months ending June 30, 2013 and $7.0 million during the same period in 2012 with an average rate of 1.41% for the first six months of 2013 and 4.17% for the same period in 2012. The maximum month end balance of these borrowings was $26.0 million and $8.0 million for the first six months of 2013 and 2012, respectively.

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

On May 21, 2009, the Treasury announced an expansion of the TARP CPP for small community banks to help stimulate lending to small to medium size businesses. On December 18, 2009, First Priority entered into an additional purchase agreement with the Treasury as part of the Treasury’s TARP CPP for Small Banks, pursuant to which First Priority issued and sold, and the Treasury agreed to purchase 4,596 shares of Series C preferred stock, $100.00 par value per share, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $4.6 million (see Note 8 of the Unaudited Notes to Consolidated Financial Statements).

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

Shareholders’ equity totaled $42.2 million and $27.7 million at June 30, 2013 and December 31, 2012, respectively. The increase in shareholders’ equity of $14.5 million during the first six months of 2013 resulted primarily from the issuance of $6.6 million of common equity through the private placement; incremental capital related to the acquisition of Affinity totaling $10.0 million; partially offset by a net loss for the period of $593 thousand, preferred dividends paid of $240 thousand and volatility related to unrealized losses on investment securities of $1.3 million.

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

The following table sets forth First Priority Bank’s capital ratios at June 30, 2013 and December 31, 2012. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well-Capitalized”	As of June 30, 2013	As of December 31, 2012
First Priority Bank:
Total risk-based capital	10.00%	13.24%	12.48%
Tier 1 risk-based capital	6.00%	12.52%	11.39%
Tier 1 leverage capital	5.00%	9.62%	9.40%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio improved notably during the period from December 31, 2012 to June 30, 2013 due primarily to the impact of the merger with Affinity and the issuance of $6.6 million in equity capital through the private placement offering.

In June 2012, the federal bank regulatory agencies issued a series of proposed revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. In July 2013, the federal bank regulatory agencies adopted final rules, which differ in certain respects from the June 2012 proposals.

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the June 2012 proposals: (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the six months ended June 30, 2013 and 2012.

	At or for the six months ended June 30,
	2013	2012
Return on average assets	-0.32%	0.24%
Return on average equity	-2.95%	2.41%
Average equity to average assets ratio	10.89%	9.94%

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

At June 30, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $70.8 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.2 million of performance standby letters of credit outstanding, and as of June 30, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of June 30, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of June 30, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $615 thousand.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At June 30, 2013, wholesale funding sources totaled $51.5 million and were comprised of $32.5 million of brokered certificates of deposit and $19.0 million of FHLB advances. At December 31, 2012, wholesale funding sources totaled $61.5 million and were comprised of $48.5 million of brokered certificates of deposit and $13.0 million of secured funding from the FHLB. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of June 30, 2013 and December 31, 2012, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At June 30, 2013 and December 31, 2012, First Priority Bank had a total borrowing capacity with the FHLB of $96.8 million and $85 million, respectively, with advances outstanding against this capacity of $19.0 million and $13.0 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $11.8 million at June 30, 2013 compared to $6.2 million at December 31, 2012. The balance at June 30, 2013 was comprised primarily of deposits held at the Federal Reserve Bank in First Priority Bank’s excess balance account.

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

One tool used to monitor interest rate risk is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between interest-earning assets and interest-bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by changing the mix, pricing and repricing characteristics of its assets and liabilities, through management of its investment portfolio, loan and deposit product offerings, and through wholesale funding. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge interest rate risk and minimize the impact on net interest income of rising or falling interest rates. First Priority generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when First Priority is liability-sensitive.

At June 30, 2013, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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

The following table provides payments due by period for contractual obligations as of June 30, 2013.

	Payments Due by Period
	Within 1 Year	Over 1 through 2 Years	Over 2 through 3 Years	Over 3 through 5 Years	Over 5 Years	Total
	(In thousands)
Certificates of deposit	$64,165	$43,626	$22,371	$29,579	$76	$159,817
Operating lease obligations	1,302	1,169	1,063	1,645	4,492	9,671
Long-term debt	—	—	1,000	10,000	—	11,000
Short-term borrowings	8,000	—	—	—		8,000
Accrued interest payable	377	—	—	—		377

Total	$73,844	$44,795	$24,434	$41,224	$4,568	$188,865

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP. (Registrant)

Dated: August 14, 2013	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: August 14, 2013	By	/s/ Mark J. Myers
Mark J. Myers
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.