Form 10-Q
period 2013-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2013-11-13
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 5, 2013
Common Stock, $1.00 Par Value	6,349,494 Outstanding Shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, and as such, statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority Financial Corp.’s actual results to differ materially from those anticipated.

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

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$5,638	$4,841
Interest-bearing deposits in banks	13,444	6,175

Total cash and cash equivalents	19,082	11,016
Securities available for sale, at fair value (amortized cost: $56,607 and $15,996, respectively)	55,691	16,679

Securities held to maturity, at amortized cost (fair value: $10,428 and $0, respectively)	11,005	—

Loans receivable	332,197	244,275
Less: allowance for loan losses	2,236	2,460

Net loans	329,961	241,815
Restricted investments in bank stocks	2,461	1,337
Premises and equipment, net	2,553	901
Accrued interest receivable	1,423	1,040
Other real estate owned	907	184
Goodwill	2,725	1,194
Intangible assets with finite lives	520	—
Other assets	1,039	980

Total Assets	$427,367	$275,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$38,070	$28,176
Interest-bearing	302,765	204,867

Total deposits	340,835	233,043
Short-term borrowings	26,875	—
Long-term debt	11,000	13,000
Accrued interest payable	372	378
Other liabilities	6,057	1,015

Total Liabilities	385,139	247,436

Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,557	4,513
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	231	236
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,594	4,593
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2013: 6,331,771; 2012: 3,144,053	6,332	3,144
Surplus	39,757	26,230
Accumulated deficit	(12,594)	(11,689)
Accumulated other comprehensive income (loss)	(649)	683

Total Shareholders’ Equity	42,228	27,710

Total Liabilities and Shareholders’ Equity	$427,367	$275,146

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest Income
Loans receivable, including fees	$4,224	$3,104	$12,115	$9,299
Securities—taxable	323	167	714	541
Securities—exempt from federal taxes	28	31	84	64
Interest bearing deposits and other	20	2	47	5

Total Interest Income	4,595	3,304	12,960	9,909

Interest Expense
Deposits	745	791	2,263	2,549
Short-term borrowings	9	4	11	6
Long-term debt	25	36	120	180

Total Interest Expense	779	831	2,394	2,735

Net Interest Income	3,816	2,473	10,566	7,174
Provision for Loan Losses	230	80	570	410

Net Interest Income after Provision for Loan Losses	3,586	2,393	9,996	6,764

Non-Interest Income
Wealth management fee income	158	71	273	200
Gains on sales of investment securities	—	57	—	422
Other	95	39	258	129

Total Non-Interest Income	253	167	531	751

Non-Interest Expenses
Salaries and employee benefits	1,788	1,326	5,129	4,048
Occupancy and equipment	541	269	1,475	785
Data processing equipment and operations	250	140	661	385
Professional fees	219	122	573	382
Marketing, advertising, and business development	39	10	149	52
FDIC insurance assessments	94	62	259	192
Pennsylvania bank shares tax expense	101	57	277	170
Collateral protection expense	—	—	—	168
Merger related costs	324	185	1,534	328
Other real estate owned	118	—	280	—
Other	278	171	696	454

Total Non-Interest Expenses	3,752	2,342	11,033	6,964

Net Income (Loss)	$87	$218	$(506)	$551

Preferred dividends, including net amortization	133	132	399	399

Income (loss) to Common Shareholders	$(46)	$86	$(905)	$152

Income (loss) per common share:
Basic	$(0.01)	$0.03	$(0.16)	$0.05
Diluted	$(0.01)	$0.03	$(0.16)	$0.05

Weighted average common shares outstanding
Basic	6,332	3,144	5,641	3,144
Diluted	6,332	3,152	5,641	3,157

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (loss)

(Unaudited, in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$87	$218	$(506)	$551

Other comprehensive income (loss):
Securities available for sale:
Net unrealized gains (losses) arising during the period	1	128	(1,599)	(189)
Reclassification adjustment for realized gains included in net income	—	57	—	422

Net unrealized gains (losses) on securities available for sale	1	185	(1,599)	233

Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains on securities transferred	—	—	293	—
Amortization of net unrealized holding gains (losses) to income during the period	(21)	—	(26)	—

Net unrealized holding gains (losses) on securities transferred during the period	(21)	—	267	—

Total other comprehensive income (loss)	(20)	185	(1,332)	233

Total comprehensive income (loss)	$67	$403	$(1,838)	$784

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance—December 31, 2011	$9,289	$3,142	$26,062	$(11,910)	$861	$27,444
Preferred stock dividends	—	—	—	(359)	—	(359)
Net amortization on preferred stock	40	—	—	(40)	—	—
Issuance of 1,875 shares of restricted common stock	—	2	(2)	—	—	—
Net income	—	—	—	551	—	551
Other comprehensive income	—	—	—	—	233	233
Stock options expense	—	—	136	—	—	136

Balance—September 30, 2012	$9,329	$3,144	$26,196	$(11,758)	$1,094	$28,005

Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(359)	—	(359)
Net amortization on preferred stock	40	—	—	(40)	—	—
Issuance of 3,475 shares of restricted common stock	—	4	(4)	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(506)	—	(506)
Other comprehensive loss	—	—	—	—	(1,332)	(1,332)
Stock options expense	—	—	98	—	—	98

Balance—September 30, 2013	$9,382	$6,332	$39,757	$(12,594)	$(649)	$42,228

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(506)	$551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	570	410
Provision for foreclosed asset losses	121	56
Depreciation and amortization	278	190
Net (accretion) amortization of securities premiums	(204)	47
Stock based compensation expense	98	136
Gains on sales of investment securities	—	(422)
Gains (losses) on sales of other real estate	6	—
Increase (decrease) in accrued interest receivable	14	(67)
Increase in other assets	279	36
Decrease in accrued interest payable	(201)	(53)
Increase in other liabilities	592	433

Net Cash Provided by Operating Activities	1,047	1,317

Cash Flows from Investing Activities
Net increase in loans	(11,089)	(4,288)
Purchases of securities available for sale	(33,042)	(11,262)
(Purchase)/Redemption of restricted stock	(26)	(70)
Proceeds from maturities or calls of securities available for sale	16,873	7,555
Proceeds from the sale of securities available for sale	1,938	5,096
Proceeds related to receivables for investment securities sold	33,630	—
Proceeds from the sale of other real estate owned	494	—
Net decrease of premises and equipment	(62)	(92)
Net cash received from acquisition	24,419	—

Net Cash Provided by (Used in) Investing Activities	33,135	(3,061)

Cash Flows from Financing Activities
Net decrease in deposits	(42,846)	(15,551)
Net increase in short-term borrowings	26,875	5,530
Increase (Decrease) in long-term debt	(16,358)	5,000
Proceeds from issuance of common stock	6,572	—
Cash dividends paid on preferred stock	(359)	(359)

Net Cash Used in Financing Activities	(26,116)	(5,380)

Net Increase (Decrease) in Cash and Cash Equivalents	8,066	(7,124)
Cash and Cash Equivalents—Beginning	11,016	16,218

Cash and Cash Equivalents—Ending	$19,082	$9,094

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$4,175	$—
Receivable on investment security calls	$—	$1,337
Transfer of available for sale securities to held to maturity securities	$11,166	$—
Cash paid for interest on deposits and borrowings	$2,860	$2,788
Cash paid for income taxes	$—	$47

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Unaudited Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger where each outstanding share of First Priority Bank common stock and each outstanding warrant to acquire a share of First Priority Bank common stock were converted into one share of First Priority common stock and one warrant to acquire First Priority common stock, First Priority Bank became a wholly- owned subsidiary of First Priority.

On February 29, 2008, First Priority acquired Prestige Community Bank (“Prestige”) and Prestige merged with and into First Priority Bank.

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.4 million in loans, and deposits of $150.9 million. Affinity operated five branch offices within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,915,942 shares of First Priority common stock were issued in connection with the merger. Also, in conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of September 30, 2013, First Priority had total assets of $427.4 million and total shareholders’ equity of $42.2 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of September 30, 2013, First Priority Bank had total assets of $427.3 million, total loans of $332.2 million, total deposits of $341.9 million and total shareholder’s equity of $41.5 million.

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

For acquired loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods used to estimate the required allowance for loan losses for these loans is similar to originated loans. However, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discount. The remaining differences between the acquisition date fair value and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case- by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $89 thousand for acquired impaired loans. There were no acquired loans as of September 30, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $118 thousand on acquired non-impaired loans. There were no acquired loans as of September 30, 2012.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, impairment of investments and restricted investments in bank stocks and the valuation of deferred tax assets and other real estate owned.

Restricted Investments in Bank Stocks

Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consist of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

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

The acquisition is being accounted for using acquisition accounting, which requires the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $175.9 million, which consisted of $77.4 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.5 million. The fair value of liabilities assumed aggregated $165.8 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off in the first quarter of 2013. The transaction added $10.0 million to First Priority’s equity based on the fair value of stock issued in the acquisition. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Company continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

(In thousands, except share and per share data)	February 28, 2013
Purchase Price Consideration in Common Stock
Affinity common shares settled for stock	1,952,644
Exchange ratio	0.9813
First Priority shares issued	1,915,942
Fair value assigned to First Priority’s common shares	$5.22
Acquisition cost of Affinity common shares exchanged for First Priority Stock—Total Acquisition cost		$10,001
Acquisition cost of Consideration—Affinity Options Rolled over to First Priority Options		44
Total Acquisition cost		10,045
Identifiable assets:
Cash and due from banks	$24,419
Securities available for sale	33,253
Loans and leases	77,359
Intangible assets	582
Other assets	38,738

Total identifiable assets		174,351
Liabilities:
Deposits	$150,904
Long-term borrowings	14,358
Other liabilities	575

Total liabilities		165,837

Net goodwill resulting from merger		$1,531

The acquired assets and assumed liabilities were measured at estimated fair values. In many cases, determining the fair value of the acquired assets and assumed liabilities required First Priority to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of February 28, 2013, goodwill totaled $1.0 million based on acquisition accounting and the fair values assigned to respective balance sheet categories at the merger date. Subsequently, adjustments related to the fair value of acquired loans were recorded totaling $525 thousand which increase the resulting goodwill from the merger to $1.5 million.

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

Real estate acquired through foreclosure, included in other assets, was primarily valued based on estimated or appraised collateral values.

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

Affinity’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, Affinity’s loan portfolio without evidence of deterioration was recorded at a current fair value of $74.6 million. The Company utilized an interest rate loan fair value analysis, which resulted in a positive fair value adjustment of $1.6 million related to this portion of the acquired loans and a general credit fair value analysis which resulted in an offsetting $1.6 million reduction in the fair value.

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

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. Effectively at the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.6 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount of $292 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

The following is a summary of the acquired impaired loans resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$5,577
Contractual cash flows not expected to be collected	2,441

Expected cash flows at acquisition	3,136
Interest component of expected cash flows	359

Basis in acquired loans at acquisition—estimated fair value	$2,777

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

The following table shows amortization expense for the core deposit intangible for the next 5 years:

In thousands
Nine months Ended September 30, 2013	$62
Nine months Ended September 30, 2012	—

Remainder of 2013:	26
2014	97
2015	86
2016	76
2017	65
2018	55

Management used specific market quotations from the FHLB to fair value long-term FHLB advances. These borrowings were subsequently paid off by the Company in the first quarter of 2013 at the recorded fair values.

In addition, the Company has determined, based on the analysis of available positive and negative evidence, that a valuation allowance should be recorded against deferred taxes of the Company. Therefore, the incremental net deferred tax assets resulting from the merger with Affinity, totaling $1.8 million, were fully reserved by a valuation allowance. Affinity had a Federal net operating loss carryforward (“NOL”) for tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized. The $500 thousand deferred tax asset related to the NOL is included in the $1.8 million net deferred tax asset discussed above.

In connection with the Affinity acquisition, First Priority incurred merger-related expenses in regards to personnel, professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations with and into First Priority. Those expenses consisted largely of costs related to professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, initial communication expenses to introduce First Priority to its new customers, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accounting	$—	$62	$26	$67
Branch consolidation	—	—	103	—
Investment banking	—	—	350	—
Investor & customer document printing and filing	35	14	153	14
Legal	—	109	5	247
Purchase accounting consulting	—	—	50	—
Salaries and employee benefits	83	—	83	—
System contract termination	—	—	314	—
System conversion/deconversion costs	206	—	450	—

	$324	$185	$1,534	$328

Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma information as if the merger between First Priority and Affinity had been completed on January 1, 2012. These amounts do not include merger related expenses. Supplemental pro forma earnings for 2013 were adjusted to exclude $324 thousand and $1.78 million of merger related costs incurred in the three and nine month periods ended September 30, 2013, respectively; the results for the first nine months of 2012 were adjusted to include these charges. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Affinity at the beginning of 2012. Cost savings are also not reflected in the unaudited pro forma amounts for the periods presented, respectively. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	(Dollars in thousands)
	2013	2012	2013	2012
Total revenue, consisting of net interest income plus non-interest income	$4,220	$3,992	$13,054	$12,302

Net income (loss)	$527	$418	$1,870	$(619)

Note 3—Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income by component on the respective line items in the income statement parenthetically or in the notes to the financial statements if the amounts being reclassified are required under U.S. GAAP to be reclassified in their entirety to net income. This ASU is effective for public companies prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. The adoption of ASU 2013- 02 did not have an impact on our results of operations or financial position.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities”, issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker- dealer unsettled regular-way trades. Both ASUs are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and ASU 2011-11 did not have an impact on our results of operations or financial position.

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

Note 4—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the three and nine months ended September 30, 2013 diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share information)		(In thousands, except per share information)
	2013	2012	2013	2012
Net income (loss)	$87	$218	$(506)	$551
Less: preferred stock dividends	(119)	(119)	(359)	(359)
Less: net discount accretion on preferred stock	(14)	(13)	(40)	(40)

Income (loss) to common shareholders	$(46)	$86	$(905)	$152

Average basic common shares outstanding	6,332	3,144	5,641	3,144
Effect of dilutive stock options	—	8	—	13

Average number of common shares used to calculate diluted earnings per common share	6,332	3,152	5,641	3,157

Basic earnings (loss) per common share	$(0.01)	$0.03	$(0.16)	$0.05
Diluted earnings (loss) per common share	$(0.01)	$0.03	$(0.16)	$0.05

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$57	$57	$172	$172
Preferred Series B	5	5	15	15
Preferred Series C	57	57	172	172

Total preferred dividends	$119	$119	$359	$359

Net accretion (amortization) on preferred stock:
Preferred Series A	$(14)	$(14)	$(43)	$(43)
Preferred Series B	2	2	5	5
Preferred Series C	(2)	(1)	(2)	(2)

Total net accretion (amortization) on preferred stock	$(14)	$(13)	$(40)	$(40)

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

Net unrealized holding gains arising prior to the reclassification date as of May 31, 2013 totaling $293 thousand are reported as a separate line item within accumulated other comprehensive income when reclassified from available for sale investments to held to maturity investments. This balance, totaling $267 thousand as of September 30, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale and held to maturity are as follows:

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$24,612	$12	$(408)	$24,216
Obligations of states and political subdivisions	8,347	—	(396)	7,951
Federal agency mortgage-backed securities	21,513	164	(256)	21,421
Federal agency collateralized mortgage obligations	855	6	(7)	854
Other debt securities	1,253	1	(32)	1,222
Money market mutual fund	27	—	—	27

Total investment securities available for sale	$56,607	$183	$(1,099)	$55,691

Held To Maturity:
Obligations of states and political subdivisions	$11,005	$1	$(578)	$10,428

Total held to maturity	$11,005	$1	$(578)	$10,428

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	11,304	585	(32)	11,857
Federal agency mortgage-backed securities	3,552	129	—	3,681
Money market mutual fund	140	—	—	140

Total investment securities available for sale	$15,996	$715	$(32)	$16,679

There were no securities classified as held to maturity as of December 31, 2012.

Other-than-temporary impairment, if any, is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than- temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

As of September 30, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities.

The impairment in the available for sale investment portfolio totaled $1.1 million as of September 30, 2013 with a total fair value of $55.7 million; while impairment in the held to maturity portfolio totaled $578 thousand with a total fair value of $10.4 million. The unrealized losses in these portfolios are attributable to the increase in interest rates that occurred in the second quarter of 2013 and are not the result of deteriorating credit within any investment category. Investment rates at September 30, 2013 are comparable to June 30, 2013.

Securities issued by states and political subdivisions are all rated investment grade. Each holding is reviewed quarterly for impairment by management and our investment advisor. All mortgage backed securities and collateralized mortgage obligations are issued by U.S. government sponsored agencies; there are no holdings of private label mortgage backed securities or securities rated “Alt-A” or “Subprime”.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of September 30, 2013, there were 19 obligations of U.S. government agencies and corporations, 41 obligations of states and political subdivisions, 8 federal agency mortgage-backed securities, 1 federal agency collateralized mortgage obligation and 1other debt security which were in an unrealized loss position. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). One state and political subdivision security has been in a continuous unrealized loss position for twelve months or longer as of September 30, 2013. At that date, the current amortized cost and market value of this security was $520 thousand and $491 thousand, respectively, or an unrealized loss of $29 thousand. The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment. There were no individual securities in a continuous unrealized loss position for twelve months or longer as of the year ended December 31, 2012.

For the three and nine months ended September 30, 2012 net gains of $57 thousand and $422 thousand were realized from the sale of available for sale securities. There were no realized gains or losses for the three and nine months ended September 30, 2013.

Securities with an estimated fair value of $42.1 million were pledged at September 30, 2013 to secure public fund deposits. There were no securities pledged for public fund deposits by the Bank as of December 31, 2012. In addition, securities pledged to secure borrowings by the Bank totaled $117 thousand and $4.7 million as of September 30, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of securities as of September 30, 2013 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	September 30, 2013		September 30, 2013
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$251	$251	$—	$—
Due after one year through five years	13,505	13,358	—	—
Due after five years through ten years	19,188	18,795	1,594	1,537
Due after ten years	23,636	23,260	9,411	8,891

	56,580	55,664	11,005	10,428
Money market mutual fund	27	27	—	—

Total	$56,607	$55,691	$11,005	$10,428

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2013 and December 31, 2012. For presentation, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013, and acquired loans include loans acquired through the merger with Affinity as of this same date.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial:
Commercial and industrial	$79,038	$62,366
Commercial mortgage	139,287	93,775
Commercial construction	3,671	4,112

Total commercial	221,996	160,253

Residential mortgage loans	56,780	49,354
Consumer:
Home equity lines of credit	31,286	20,654
Other consumer loans	22,464	14,298

Total consumer	53,750	34,952

Total loans	332,526	244,559
Allowance for loan losses	(2,236)	(2,460)
Net deferred loan fees	(329)	(284)

Total loans receivable, net	$329,961	$241,815

Originated loans	$278,843	$244,559
Acquired loans	53,683	—

Total loans	$332,526	$244,559

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2013, these loans totaled $62.6 million and $42.3 million, respectively, or 18.8% and 12.7%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013 Allowance for Loan Losses					For the nine months ended September 30, 2013 Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$431	$—	$11	$(49)	$393	$566	$(339)	$19	$147	$393
Commercial mortgage	389	(137)	—	202	454	559	(137)	—	32	454
Commercial construction	30	—	—	(22)	8	31	—	—	(23)	8
Residential mortgage loans	145	(6)	—	9	148	176	(14)	7	(21)	148
Home equity lines of credit	180	(86)	—	82	176	89	(332)	—	419	176
Other consumer loans	61	(9)	4	20	76	41	(9)	11	33	76
Unallocated	993	—	—	(12)	981	998	—	—	(17)	981

Total loans	$2,229	$(238)	$15	$230	$2,236	$2,460	$(831)	$37	$570	$2,236

Commercial and industrial	$431	$—	$3	$(41)	$393	$566	$(339)	$1	$165	$393
Commercial mortgage	389	—	—	65	454	559	—	—	(105)	454
Commercial construction	30	—	—	(22)	8	31	—	—	(23)	8
Residential mortgage loans	145	—	—	3	148	176	(5)	7	(30)	148
Home equity lines of credit	180	—	—	(4)	176	89	(246)	—	333	176
Other consumer loans	61	(9)	2	22	76	41	(9)	4	40	76
Unallocated	993	—	—	(12)	981	998	—	—	(17)	981

Total originated loans	$2,229	$(9)	$5	$11	$2,236	$2,460	$(599)	$12	$363	$2,236

Commercial and industrial	$—	$—	$8	$(8)	$—	$—	$—	$18	$(18)	$—
Commercial mortgage	—	(137)	—	137	—	—	(137)	—	137	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential mortgage loans	—	(6)	—	6	—	—	(9)	—	9	—
Home equity lines of credit	—	(86)	—	86	—	—	(86)	—	86	—
Other consumer loans	—	—	2	(2)	—	—	—	7	(7)	—
Unallocated	—	—	—	—	—	—	—	—	—	—

Total acquired loans	$—	$(229)	$10	$219	$—	$—	$(232)	$25	$207	$—

	For the three months ended September 30, 2012 Allowance for Loan Losses					For the nine months ended September 30, 2012 Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,090	$(7)	$1	$(279)	$805	$1,404	$(207)	$2	$(394)	$805
Commercial mortgage	209	—	—	274	483	198	—	—	285	483
Commercial construction	10	—	—	1	11	10	—	—	1	11
Residential mortgage loans	161	—	—	5	166	190	—	—	(24)	166
Home equity lines of credit	51	—	—	(1)	50	94	(190)	—	146	50
Other consumer loans	28	—	1	2	31	34	—	17	(20)	31
Unallocated	878	—	—	78	956	540	—	—	416	956

Total loans	$2,427	$(7)	$2	$80	$2,502	$2,470	$(397)	$19	$410	$2,502

The following tables present the balance in the allowance for loan losses at September 30, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	September 30, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$393	$37	$356	$79,038	$1,846	$77,192
Commercial mortgage	454	52	402	139,287	1,627	137,660
Commercial construction	8	—	8	3,671	443	3,228
Residential mortgage loans	148	—	148	56,780	248	56,532
Home equity lines of credit	176	—	176	31,286	—	31,286
Other consumer loans	76	—	76	22,464	268	22,196
Unallocated	981	—	981	—	—	—

Total loans	$2,236	$89	$2,147	$332,526	$4,432	$328,094

Commercial and industrial	$393	$37	$356	$69,464	$841	$68,623
Commercial mortgage	454	52	402	121,190	519	120,671
Commercial construction	8	—	8	2,839	—	2,839
Residential mortgage loans	148	—	148	48,987	—	48,987
Home equity lines of credit	176	—	176	21,531	—	21,531
Other consumer loans	76	—	76	14,832	49	14,783
Unallocated	981	—	981	—	—	—

Total originated loans	$2,236	$89	$2,147	$278,843	$1,409	$277,434

Commercial and industrial	$—	$—	$—	$9,574	$1,005	$8,569
Commercial mortgage	—	—	—	18,097	1,108	16,989
Commercial construction	—	—	—	832	443	389
Residential mortgage loans	—	—	—	7,793	248	7,545
Home equity lines of credit	—	—	—	9,755	—	9,755
Other consumer loans	—	—	—	7,632	219	7,413

Total acquired loans	$—	$—	$—	$53,683	$3,023	$50,660

	December 31, 2012
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$566	$315	$251	$62,366	$6,372	$55,994
Commercial mortgage	559	244	315	93,775	2,293	91,482
Commercial construction	31	20	11	4,112	577	3,535
Residential mortgage loans	176	37	139	49,354	1,040	48,314
Home equity lines of credit	89	—	89	20,654	406	20,248
Other consumer loans	41	—	41	14,298	—	14,298
Unallocated	998	—	998	—	—	—

Total loans	$2,460	$616	$1,844	$244,559	$10,688	$233,871

The Bank had no loans acquired with deteriorated credit quality as of December 31, 2012.

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012 as well as for the periods then ended, respectively:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,596	$3,081	$—	$4,635	$4,707	$—
Commercial mortgage	1,108	1,378	—	—	—	—
Commercial construction	443	885	—	—	—	—
Residential mortgage loans	248	318	—	908	908	—
Home equity lines of credit	—	—	—	406	860	—
Other consumer loans	268	347	—	—	—	—
With an allowance recorded:
Commercial and industrial	$250	$250	$37	$1,737	$2,120	$315
Commercial mortgage	519	521	52	2,293	2,329	244
Commercial construction	—	—	—	577	604	20
Residential mortgage loans	—	—	—	132	143	37
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$1,846	$3,331	$37	$6,372	$6,827	$315
Commercial mortgage	1,627	1,899	52	2,293	2,329	244
Commercial construction	443	885	—	577	604	20
Residential mortgage loans	248	318	—	1,040	1,051	37
Home equity lines of credit	—	—	—	406	860	—
Other consumer loans	268	347	—	—	—	—

Total	$4,432	$6,780	$89	$10,688	$11,671	$616

With no related allowance recorded:
Originated loans	$640	$1,263	$—	$5,949	$6,475	$—
Acquired Loans	3,023	4,746	—	—	—	—

Total	$3,663	$6,009	$—	$5,949	$6,475	$—

With an allowance recorded:
Originated loans	$769	$771	$89	$4,739	$5,196	$616
Acquired Loans	—	—	—	—	—	—

Total	$769	$771	$89	$4,739	$5,196	$616

Total:
Originated loans	$1,409	$2,034	$89	$10,688	$11,671	$616
Acquired Loans	3,023	4,746	—	—	—	—

Total	$4,432	$6,780	$89	$10,688	$11,671	$616

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

With no related allowance recorded:
Commercial and industrial	$1,754	$—	$—	$—	$2,988	$8	$608	$17
Commercial mortgage	982	—	—	—	766	—	—	—
Commercial construction	468	2	—	—	375	18	—	—
Residential mortgage loans	491	—	424	8	789	6	212	22
Home equity lines of credit	255	—	246	1	496	1	293	3
Other consumer loans	236	—	—	—	174	—	—	—
With an allowance recorded:
Commercial and industrial	$515	$—	$5,243	$12	$744	$23	$5,350	$36
Commercial mortgage	464	—	650	18	1,281	—	531	56
Commercial construction	243	—	—	—	410	12	—	—
Residential mortgage loans	—	—	136	—	33	—	143	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$2,269	$—	$5,243	$12	$3,732	$31	$5,958	$53
Commercial mortgage	1,446	—	650	18	2,047	—	531	56
Commercial construction	711	2	—	—	785	30	—	—
Residential mortgage loans	491	—	560	8	822	6	355	22
Home equity lines of credit	255	—	246	1	496	1	293	3
Other consumer loans	236	—	—	—	174	—	—	—

Total	$5,408	$2	$6,699	$39	$8,056	$68	$7,137	$134

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$1,846	$1,130
Commercial mortgage	1,627	2,293
Commercial construction	301	—
Residential mortgage loans	248	424
Home equity lines of credit	—	246
Other consumer loans	268	—

Total loans	$4,290	$4,093

Commercial and industrial	$841	$1,130
Commercial mortgage	519	2,293
Commercial construction	—	—
Residential mortgage loans	—	424
Home equity lines of credit	—	246
Other consumer loans	49	—

Total originated loans	$1,409	$4,093

Commercial and industrial	$1,005	$—
Commercial mortgage	1,108	—
Commercial construction	301	—
Residential mortgage loans	248	—
Home equity lines of credit	—	—
Other consumer loans	219	—

Total acquired loans	$2,881	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $91 thousand and $216 thousand for the three and nine months ended September 30, 2013 and $32 thousand and $145 thousand for the three and nine months ended September 30, 2012, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$77,143	$—	$1,895	$—	$79,038
Commercial mortgage	137,201	381	1,705	—	139,287
Commercial construction	3,179	—	492	—	3,671
Residential mortgage loans	56,518	—	262	—	56,780
Consumer:
Home equity lines of credit	31,081	—	205	—	31,286
Other consumer loans	22,415	—	49	—	22,464

Total	$327,537	$381	$4,608	$—	$332,526

Commercial:
Commercial and industrial	$68,701	$—	$763	$—	$69,464
Commercial mortgage	120,212	381	597	—	121,190
Commercial construction	2,839	—	—	—	2,839
Residential mortgage loans	48,987	—	—	—	48,987
Consumer:
Home equity lines of credit	21,531	—	—	—	21,531
Other consumer loans	14,783	—	49	—	14,832

Total originated loans	$277,053	$381	$1,409	$—	$278,843

Commercial:
Commercial and industrial	$8,442	$—	$1,132	$—	$9,574
Commercial mortgage	16,989	—	1,108	—	18,097
Commercial construction	340	—	492	—	832
Residential mortgage loans	7,531	—	262	—	7,793
Consumer:
Home equity lines of credit	9,550	—	205	—	9,755
Other consumer loans	7,632	—	—	—	7,632

Total acquired loans	$50,484	$—	$3,199	$—	$53,683

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55,861	$818	$5,687	$—	$62,366
Commercial mortgage	91,482	—	2,293	—	93,775
Commercial construction	3,535	—	577	—	4,112
Residential mortgage loans	48,446	—	908	—	49,354
Consumer:	—
Home equity lines of credit	20,248	—	406	—	20,654
Other consumer loans	14,298	—	—	—	14,298

Total	$233,870	$818	$9,871	$—	$244,559

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$1,126	$1,126	$77,912	$79,038
Commercial mortgage	396	506	1,103	2,005	137,282	139,287
Commercial construction	—	—	—	—	3,671	3,671
Residential mortgage loans	—	—	171	171	56,609	56,780
Consumer:
Home equity lines of credit	—	—	—	—	31,286	31,286
Other consumer loans	29	79	268	376	22,088	22,464

Total	$425	$585	$2,668	$3,678	$328,848	$332,526

Commercial:
Commercial and industrial	$—	$—	$841	$841	$68,623	$69,464
Commercial mortgage	—	219	519	738	120,452	121,190
Commercial construction	—	—	—	—	2,839	2,839
Residential mortgage loans	—	—	—	—	48,987	48,987
Consumer:
Home equity lines of credit	—	—	—	—	21,531	21,531
Other consumer loans	29	79	49	157	14,675	14,832

Total originated loans	$29	$298	$1,409	$1,736	$277,107	$278,843

Commercial:
Commercial and industrial	$—	$—	$285	$285	$9,289	$9,574
Commercial mortgage	396	287	584	1,267	16,830	18,097
Commercial construction	—	—	—	—	832	832
Residential mortgage loans	—	—	171	171	7,622	7,793
Consumer:
Home equity lines of credit	—	—	—	—	9,755	9,755
Other consumer loans	—	—	219	219	7,413	7,632

Total acquired loans	$396	$287	$1,259	$1,942	$51,741	$53,683

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$250	$880	$1,130	$61,236	$62,366
Commercial mortgage	412	224	1,898	2,534	91,241	93,775
Commercial construction	—	7	—	—	4,112	4,112
Residential mortgage loans	—	—	424	431	48,923	49,354
Consumer:
Home equity lines of credit	—	—	246	246	20,408	20,654
Other consumer loans	—	31	—	31	14,267	14,298

Total	$412	$512	$3,448	$4,372	$240,187	$244,559

As of September 30, 2013 and December 31, 2012, there were no loans greater than 90 days past due and still accruing.

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

The following tables reflect information regarding troubled debt restructurings entered into by the Bank for each respective period:

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	1	77	77	1	77	77
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—

Total	1	$77	$77	1	$77	$77

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	2	$4,583	$4,183
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	1	144	135
Home equity lines of credit	—	—	—	1	695	246
Other consumer loans	—	—	—	—	—	—

Total	—	$—	$—	4	$5,422	$4,564

As of September 30, 2013, two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $78 thousand were in default and also classified as non-accrual status at September 30, 2013. Two troubled debt restructurings representing loans acquired through the Affinity merger are currently in default and classified as non-accrual; a commercial construction loan with a recorded value of $301 thousand and a residential mortgage with a value of $77 thousand. In addition, one home equity line of credit with an outstanding balance of $246 thousand previously classified as troubled debt restructuring was completely charged-off in the second quarter of 2013. The home equity line of credit troubled debt restructuring as of September 30, 2012, totaling $695 thousand was in default. No other TDR’s have subsequently defaulted.

Note 7—Deposits

The components of deposits at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Demand, non-interest bearing	$38,070	$28,176
Demand, interest-bearing	43,402	9,392
Money market and savings accounts	108,044	59,636
Time, $100 and over	45,899	33,049
Time, other	105,420	102,790

	$340,835	$233,043

Included in time, other at September 30, 2013 and December 31, 2012 are brokered deposits of $27.9 million, and $48.5 million, respectively.

At September 30, 2013, the scheduled maturities of time deposits were as follows:

September 30, 2013
(Dollars in thousands)
9/30/2014	$59,894
9/30/2015	40,167
9/30/2016	23,803
9/30/2017	16,544
9/30/2018	10,899
Thereafter	12

$151,319

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

On August 1, 2008, 39,292 shares of common stock were issued to convert $390 thousand of convertible subordinated debentures, issued in June and July 2007, which the Company elected to convert, resulting in additional equity of $403 thousand. On December 31, 2009, 20,302 shares of restricted common stock were issued to a select group of executives of the Company under provisions of the Company’s Deferred Compensation Plan which became effective January 1, 2009. Of the 20,302 restricted shares issued under this plan, 1,003 shares were forfeited during 2010 resulting in 19,299 restricted shares remaining outstanding as of December 31, 2012 and December 31, 2011. Additionally, shares of restricted common stock were issued to non-management employees throughout the Company under the Stock Compensation Program as described in Note 9, of which 5,025 shares and 1,775 shares were outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

Note 9—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 825,000 shares to officers, other employees and directors of the Company. An additional 382,957 shares were authorized for grant under this plan as a result of the merger with Affinity. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

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

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	712,350	$8.87
Granted during period	—	—
Acquired in merger with Affinity	132,112	8.49
Forfeited/cancelled during period	(2,609)	9.67
Expired	(30,666)	6.52

Outstanding at end of period (1)	811,187	$8.89

Exercisable at end of period (1)	608,687	$9.86

(1)	Included in options outstanding and exercisable at September 30, 2013 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

On September 30, 2013 the weighted average remaining contractual life of all outstanding stock options was 4.2 years and exercisable options was 3.0 years. Options outstanding and exercisable options at September 30, 2013 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the nine months ending September 30, 2013, other than options granted in conjunction with the merger of Affinity.

Under the terms of the merger agreement, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As a result, 132,112 options to purchase common shares of FPFC were issued with an average exercise price of $8.49 and a remaining contractual term of 3.2 years.

These options were valued at the date of the merger at $44 thousand based on the following weighted average assumptions:

September 30, 2013
Dividend yield	0.0%
Expected life	2.6 years
Expected volatility	33%
Risk-free interest rate	0.38%
Weighted average fair value	$0.36
FPFC stock price at date of issuance	$5.22

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. In valuing Affinity options, an expected life was calculated assuming all options expire with a three year expiration date expire at expiration date; otherwise, the expected expiration date is the average of three years and the expiration date. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

As of September 30, 2013, there was $177 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007. That cost is expected to be recognized over a weighted average period of 1.7 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of September 30, 2013, there was $62 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 30, 2016.

A summary of restricted stock award activity is presented below for the nine months ended September 30, 2013:

Shares
Outstanding at beginning of period (1)	21,074
Granted during year	3,625
Forfeited/cancelled during year	(375)

Outstanding at end of period	24,324

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

At September 30, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $74.4 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.3 million of performance standby letters of credit outstanding, and as of September 30, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012.

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

In addition, as of September 30, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of September 30, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2013, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at September 30, 2013 and December 31, 2012 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
September 30, 2013
Total capital (to risk-weighted assets)	$41,488	12.96%	$	≥25,601	≥8.0%	$	≥32,002	≥10.0%
Tier 1 capital (to risk-weighted assets)	39,217	12.25		≥12,801	≥4.0		≥19,201	≥6.0
Tier 1 capital (to total assets)	39,217	9.54		≥16,445	≥4.0		≥20,556	≥5.0
December 31, 2012
Total capital (to risk-weighted assets)	$28,073	12.48%	$	≥18,054	≥8.0%	$	≥22,568	≥10.0%
Tier 1 capital (to risk-weighted	25,703	11.39		≥9,027	≥4.0		≥13,541	≥6.0
assets) Tier 1 capital (to total assets)	25,703	9.40		≥10,934	≥4.0		≥13,668	≥5.0

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

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2013 and December 31, 2012 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820—Fair Value Measurements, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$24,216	$—	$24,216	$—
Obligations of states and political subdivisions	7,952	—	7,952	—
Federal agency mortgage-backed securities	21,421	—	21,421	—
Federal agency CMO’s	853	—	853	—
Other debt securities	1,222	—	1,222	—
Money market mutual fund	27	27	—	—

Total assets measured at fair value on a recurring basis	$55,691	$27	$55,664	$—

As of December 31, 2012:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$1,001	$—	$1,001	$—

Obligations of states and political subdivisions	11,857	—	11,857	—

Agency mortgage-backed securities	3,681	—	3,681	—

Money market mutual fund	140	140	—	—

Total assets measured at fair value on a recurring basis	$16,679	$140	$16,539	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2013:
Impaired loans, net	$4,343	$—	$—	$4,343
Other real estate owned	907	—	—	907
Repossessed assets	75	—	—	75

Total assets measured at fair value on a nonrecurring basis	$5,325	$—	$—	$5,325

As of December 31, 2012:
Impaired loans	$10,072	$—	$—	$10,072
Other real estate owned	184	—	—	184

Total assets measured at fair value on a nonrecurring basis	$10,256	$—	$—	$10,256

Management generally uses a discounted appraisal technique in valuing impaired assets, resulting in the discounting of the collateral values underlying each impaired asset. A discounted tax assessment rate has been applied for smaller assets to determine the discounted collateral value. All impaired loans are classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment.

Quantitative information about Level 3 fair value measurements at September 30, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)

Impaired loans	$4,343	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-20% (6.20%)

		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%

			Liquidation expenses	5%-10% (6.91%)

Other real estate owned	$907	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-90% (20.32%)
			Liquidation expenses	0%-35% (10.09%)

Quantitative information about Level 3 fair value measurements at December 31, 2012 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)

Impaired loans	$10,072	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-15% (8.6%)

		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%

			Liquidation expenses	5%-10% (9.9%)

Other real estate owned	$184	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	5%-10% (8.0%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

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

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third- party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Of the total impaired loan portfolio at September 30, 2013 totaling $4.4 million, $769 thousand of originated loans were carried at cost with a fair value of $680 thousand and a specific reserve allocation of $89 thousand; $640 thousand of originated loans were carried at cost with no specific reserve allocation as the fair value of the collateral exceeded the carrying value; and $3.0 million of acquired loans were carried at fair value. As of December 31, 2012 total impaired loans were $10.7 million, net of a valuation allowance of $616 thousand.

Other Real Estate Owned

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. The Company had $907 thousand and $184 thousand of other real estate owned at September 30, 2013 and December 31, 2012, respectively. Fair value is generally determined based upon independent third-party appraisals of the properties.

Repossessed Assets

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $75 thousand of repossessed assets as of September 30, 2013. There were no repossessed assets at December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$19,082	$19,082	$19,082	$—	$—
Securities available for sale	55,691	55,691	27	55,664	—
Securities held to maturity	11,005	10,428	—	10,428	—
Loans receivable, net	329,961	336,641	—	—	336,641
Restricted stock	2,461	2,461	—	2,461	—
Accrued interest receivable	1,423	1,423	—	1,423	—

Liabilities:
Deposits	340,835	342,183	—	342,183	—
Short-term borrowings	26,875	26,875	—	26,875	—
Long-term debt	11,000	10,806	—	10,806	—
Accrued interest payable	460	460	—	460	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,016	$11,016	$11,016	$—	$—
Securities available for sale	16,079	16,679	140	16,539	—
Loans receivable, net	241,815	245,493	—	—	245,493
Restricted stock	1,337	1,337	—	1,337	—
Accrued interest receivable	1,040	1,040	—	1,040	—

Liabilities:
Deposits	233,043	235,563	—	235,563	—
Long-term debt	13,000	12,902	—	12,902	—
Accrued interest payable	378	378	—	378	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and nine months ended September 30, 2013 and 2012, and its financial condition as of September 30, 2013 and December 31, 2012. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2013 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the nine months ended September 30, 2013	As of and for the years ended December 31,
		2012	2011
	(Dollars in thousands)
Total revenue (1)	$11,097	$10,673	$10,848
Net income (loss)	(506)	753	70
Total assets	427,367	275,146	285,350
Total loans receivable	332,197	244,275	240,115
Total deposits	340,835	233,043	245,736

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

Restricted Investments in Bank Stocks. Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consist of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

Acquired Loans. Acquired loans are those loans acquired through the merger with Affinity. Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvement in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

Allowance for Loan Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments totaling $35 thousand and $10 thousand as of September 30, 2013 and December 31, 2012, respectively, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $89 thousand for acquired impaired loans.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the three and nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $118 thousand on acquired non-impaired loans.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of September 30, 2013 and December 31, 2012 for more information.

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

When determining an estimate for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740- 10-30-18. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. As a result of cumulative losses in the Company’s formative years and the uncertain nature of the current economic environment, the Company did not use projections of future taxable income, exclusive of reversing temporary timing differences and carryforwards, as a factor.

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

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented. As of September 30, 2013, First Priority has a total net deferred tax asset of $5.7 million (before the valuation allowance) which is fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2012, the Company had a total net deferred tax asset of $3.7 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The incremental net deferred tax assets resulting from the merger with Affinity totaled $1.8 million, as discussed in Note 2 – “Merger with Affinity Bancorp, Inc.” Included in this net deferred tax asset, Affinity had a net operating loss carryforward for Federal tax purposes of $1.5 million, or a $500 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2028 if not fully utilized. These deferred tax asset component is fully reserved.

The most significant component of the Company’s unrecognized deferred tax asset balance relates to the Company’s net operating loss carryforward of $8.8 million and $6.9 million, respectively, or a $3.0 million and $2.4 million tax impact computed at the statutory federal income tax rate of 34%, respectively as of September 30, 2013 and December 31, 2012 which expire in 2026 through 2033. These deferred tax assets are fully reserved.

In regards to the acquisition of Prestige Community Bank in February, 2008, the Company acquired a NOL for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both September 30, 2013 and December 31, 2012, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

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

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, seven months of Affinity’s operating results are included in the Company’s statement of operations for the first nine months of 2013.

Summary

For the three months ended September 30, 2013, First Priority reported a net income of $87 thousand compared to $218 thousand for the three months ended September 30, 2012. Reported results are before preferred dividends and amortization of a preferred warrant, totaling $133 thousand and $132 thousand for the three months ended September 30, 2013 and 2012, respectively, related to preferred stock originally issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009. The resulting loss to common shareholders, after the preferred dividends and amortization, was $46 thousand, or $0.01 per basic and fully diluted common share for the three months ended September 30, 2013 compared net income of $86 thousand, or $0.03 per basic and fully diluted common share, for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, First Priority reported a net loss of $506 thousand compared to net income of $551 thousand for the nine months ended September 30, 2012. After the preferred dividends and amortization of a preferred warrant, totaling $399 thousand for each of the nine months ended September 30, 2013 and 2012, respectively, the resulting loss to common shareholders $905 thousand, or $0.16 per basic and fully diluted common share for the nine months ended September 30, 2013, compared to net income to common shareholders of $152 thousand, or $0.05 per basic and fully diluted common share, on this same basis for the nine month period ended September 30, 2012.

First Priority’s reported consolidated results decreased $1.06 million for the first nine months of 2013 compared to the same period in 2012. Included in the 2013 results are $1.5 million of merger related costs compared to $328 thousand for the prior year. Total revenue for the nine months ended September 30, 2013 was $11.10 million, compared to $7.93 million in 2012, as net interest income in 2013 was $10.57 million and non-interest income was $531 thousand. Net interest income for the first nine months of 2012 was $7.17 million and non-interest income was $751 thousand, which included $422 thousand of gains recorded from the sale of investment securities available for sale. The provision for loan losses was $570 thousand for the nine months ended September 30, 2013 versus $410 thousand for the same period in the prior year. Operating expenses were $11.03 million, $4.07 million higher than the $6.96 million for the first nine months of 2012 primarily due to $1.21 million of incremental merger related costs and incremental operating expenses related to the merger with Affinity beginning in March of this year.

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

The following table sets forth, for the three month periods ended September 30, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$329,982	$4,224	5.08%	$242,654	$3,104	5.09%
Taxable investment securities	57,186	323	2.24%	21,067	167	3.17%
Nontaxable investment securities	2,840	28	3.99%	3,008	31	4.17%

Total investment securities	60,026	351	2.32%	24,075	198	3.30%
Deposits with banks and other	9,216	20	0.88%	559	2	0.40%

Total interest earning assets	399,224	4,595	4.57%	267,288	3,304	4.92%
Non-interest-earning assets	14,031			7,631

TOTAL ASSETS	$413,255			$274,919

Interest-bearing liabilities:
Demand, interest-bearing	$45,623	30	0.27%	$9,019	8	0.33%
Money market and savings	108,679	102	0.37%	54,196	85	0.63%
Time deposits	152,537	613	1.60%	142,697	698	1.95%
Borrowed funds	25,047	34	0.53%	12,637	40	1.26%

Total interest-bearing liabilities	331,886	779	0.93%	218,549	831	1.51%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	37,580			27,096
Other liabilities	1,549			1,310
Shareholders’ equity	42,240			27,964

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$413,255			$274,919

Net interest income/rate spread		$3,816	3.64%		$2,473	3.41%

Net interest margin			3.79%			3.68%

Net interest income increased 54.3%, or $1.34 million, in the three months ended September 30, 2013 to $3.82 million from $2.47 million for the same period in 2012. The increase primarily resulted from growth of average interest earning assets due to the merger with Affinity. Average interest earning assets for the third quarter of 2013 increased $131.9 million, or 49.4%, from $267.3 million in 2012 to $399.2 million in 2013. This increase was partially related to average loans which grew $87.3 million, or 36.0%, from an average of $242.7 million to $330.0 million, while average investment balances grew $35.9 million from an average of $24.1 million to $60.0 million. Average interest bearing liabilities increased $113.3 million, or 51.8%, in 2013 to $331.9 million in 2013 from $218.6 million in 2012.

Net interest margin increased 11 basis points from 3.68% for the third quarter of 2012 to 3.79% for the same period in 2013. The average yield on earning assets declined 35 basis points in the current quarter compared to the prior year three month period from 4.92% to 4.57%, while the average cost of funds declined 58 basis points from 1.51% to 0.93%. Net interest spread increased 23 basis points from 3.41% to 3.64% when comparing these same periods.

The following table sets forth, for the nine month periods ended September 30, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Non-accruing loans averaged $4.8 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$312,453	$12,115	5.18%	$241,850	$9,299	5.14%
Taxable investment securities	46,063	714	2.07%	23,563	541	3.07%
Nontaxable investment securities	2,719	84	4.13%	2,017	64	4.24%

Total investment securities	48,782	798	2.19%	25,580	605	3.16%
Deposits with banks and other	9,884	47	0.64%	1,799	5	0.35%

Total interest earning assets	371,119	12,960	4.67%	269,229	9,909	4.92%
Non-interest-earning assets	14,619			8,349

TOTAL ASSETS	$385,738			$277,578

Interest-bearing liabilities:
Demand, interest-bearing	$38,504	76	0.27%	$6,542	14	0.29%
Money market and savings	96,512	291	0.40%	54,257	264	0.65%
Time deposits	154,209	1,896	1.64%	152,015	2,271	2.00%
Borrowed funds	18,563	131	0.94%	9,840	186	2.53%

Total interest-bearing liabilities	307,788	2,394	1.04%	222,654	2,735	1.64%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	35,401			25,863
Other liabilities	1,477			1,247
Shareholders’ equity	41,072			27,814

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$385,738			$277,578

Net interest income/rate spread		$10,566	3.63%		$7,174	3.28%

Net interest margin			3.81%			3.56%

Net interest income increased 47.3%, or $3.4 million, in the first nine months of 2013 to $10.6 million from $7.2 million for the same period in 2012. The increase in net interest income primarily resulted from growth of average interest earning assets due to the merger with Affinity. Average interest earning assets for the first nine months of 2013 increased $101.9 million, or 37.9%, from $269.2 million in 2012 to $371.1 million in 2013, primarily related to average loans which grew $70.6 million, or 29.2%, from an average of $241.9 million to $312.5 million, while average investment balances grew $23.2 million. Average interest-bearing liabilities increased $85.1 million, or 38.2%, in 2013 to $307.8 million in 2013 from $222.7 million in 2012, which included increases in average interest-bearing demand deposits of $32.0 million, $42.2 million in money market and savings deposits and $8.8 million in borrowings and time deposits of $2.2 million.

Net interest margin increased 25 basis points from 3.56% for the first nine months of 2012 to 3.81% for the same period in 2013. Reflecting the declining interest rate environment, First Priority’s average yield on earning assets declined 25 basis points compared to the prior year nine month period from 4.92% to 4.67%, while the average cost of funds declined 60 basis points from 1.64% to 1.04%. Average rates on money market and savings deposits declined 25 basis points and time deposit average rates declined 36 basis points in the current year nine month period compared to the prior year’s first nine months. The federal funds rate remained constant throughout the year as set by the Federal Open Market Committee (“FOMC”) of the Federal Reserve at a range of 0.00% to 0.25%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, increased 35 basis points from 3.28% for the first nine months of 2012 to 3.63% for the same period in 2013. This increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities and due to the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined consistent with the lower level of market rates of interest. Net interest spread was also positively impacted by the fair value adjustments made during acquisition accounting of earning assets and interest bearing liabilities acquired in the merger with Affinity which have been adjusted to yield current market rates and costs.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income tables below, total net interest income increased $1.34 million when comparing the current quarter ended September 30, 2013 to the same period in 2012, of which incremental growth of balances accounted for an increase of $1.20 million while the change in our relative rate structure resulted in an increase in net interest income of $142 thousand. The increased volume of average earning assets provided an additional $1.36 million in interest income, $1.13 million provided from incremental loan balances and $233 thousand from investment securities and deposits with banks. At the same time, however, the lower average yield on earning assets, resulted in a slight decline of interest income between the periods of $68 thousand. From a funding perspective, the incremental interest expense related to additional volume was $158 thousand while the lower average rates resulted in lower interest expense of $210 thousand by comparison.

Total net interest income increased $3.39 million for the first nine months of 2013 compared to the same period of 2012, of which incremental growth of balances accounted for an increase of $2.82 million while the change in our relative rate structure resulted in an increase in net interest income of $568 thousand. The increased volume of average earning assets provided an additional $3.18 million in interest income, $2.73 million provided from incremental loan balances and $447 thousand from investment securities and deposits with banks. At the same time, however, the lower average yield on earning assets, resulted in a reduction of interest income between the periods of $125 thousand. From a funding perspective, although interest-bearing liabilities increased between the two periods, the incremental growth at an overall lower average rate resulted in an increase of interest expense related to the volume of only $352 thousand while the lower average rates resulted in lower interest expense of $693 thousand by comparison.

The following tables sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013 vs. 2012			September 30, 2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$1,126	$(6)	$1,120	$2,729	$87	$2,816
Taxable investment securities	218	(62)	156	391	(218)	173
Nontaxable investment securities	(2)	(1)	(3)	21	(1)	20

Total investment securities	216	(63)	153	412	(219)	193
Deposits with banks and other	17	1	18	35	7	42

Total interest earning assets	1,359	(68)	1,291	3,176	(125)	3,051
Interest expense:
Demand, interest-bearing	24	(2)	22	63	(1)	62
Money market and savings	61	(44)	17	153	(126)	27
Time deposits	47	(132)	(85)	32	(407)	(375)
Borrowed funds	26	(32)	(6)	104	(159)	(55)

Total interest bearing liabilities	158	(210)	(52)	352	(693)	(341)

Change in net interest income	$1,201	$142	$1,343	$2,824	$568	$3,392

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash from the acquired impaired loans after the date of acquisition, the Company records a provision for probable losses. During the nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $207 thousand; of this amount, $85 thousand related to a home equity line of credit secured by a residential property which the Bank acquired through a sheriff sale and moved into other real estate owned. At the time of repossession the Bank charged-off $85 thousand based on revised estimates of the property’s fair value. This loan was a credit impaired loan acquired through the merger with Affinity. In addition, a charge-off of $137 thousand was recorded on a loan relationship whereby the borrower recently filed for bankruptcy in regards to five separate investment properties.

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

For the current quarter, the provision for loan losses increased $150 thousand to $230 thousand as compared to $80 thousand for the three months ended September 30, 2012.

The provision for loan losses increased $160 thousand for the first nine months of 2013 to $570 thousand as compared to $410 thousand for the nine months ended September 30, 2012. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $87.9 million when comparing September 30, 2013 to the same date in the prior year, of which $77.4 million was related to the merger with Affinity. Net charge-offs for the nine months ended September 30, 2013 and 2012, totaled $794 thousand and $378 thousand, respectively. The allowance for loan losses was $2.2 million and $2.5 million as of September 30, 2013 and 2012, respectively, which represented 0.67% and 1.03% of total loans outstanding at each respective date. As of September 30, 2013, the allowance for loan losses related to originated loans totaled 0.80%.

Non-Interest Income

For the current quarter, non-interest income totaled $253 thousand for the three months ended September 30, 2013 compared to $167 thousand for the same period in 2012, which also included $57 thousand of gains from the sale of investment securities available for sale. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers.

Non-interest income totaled $531 thousand for the nine months ended September 30, 2013 compared to $751 thousand for the same period in 2012. First Priority recorded $422 thousand of gains from the sale of investment securities available for sale for the nine months ended September 30, 2012; there were no investment securities gains in the nine months ended September 30, 2013.

Components of non-interest income are shown in the table below:

	For the three months ended September 30,		Net Change	% Change	For the nine months ended September 30,		Net Change	% Change
			2013 vs.	2013 vs.			2013 vs.	2013 vs.
	2013	2012	2012	2012	2013	2012	2012	2012
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$158	$71	$87	122.5%	$273	$200	$73	36.5%
Service charges on deposits	38	16	22	137.5	97	54	43	79.6
Other branch fees	41	15	26	173.3	107	45	62	137.8
Loan related fees	9	7	2	28.6	31	19	12	63.2
Gains on sales of investment securities	—	57	(57)	(100.0)	—	422	(422)	(100.0)
Other	7	1	6	—	23	11	12	109.1

Total Non-Interest Income	$253	$167	$86	51.5%	$531	$751	$(220)	(29.3)%

Non-Interest Expenses

For the current quarter, non-interest expenses were $3.75 million compared to $2.34 million for the same period in the prior year, an increase of $1.41 million, or 60.2%. Non-interest expenses were $11.03 million for the first nine months of 2013 compared to $6.96 million for the same period in the prior year, an increase of $4.07 million, or 58.4%.

The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2013 vs.	2013 vs.	September 30,		2013 vs.	2013 vs.
	2013	2012	2012	2012	2013	2012	2012	2012
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,788	$1,326	$462	34.8%	$5,129	$4,048	$1,081	26.7%
Occupancy and equipment	541	269	272	101.1	1,475	785	690	87.9
Data processing equipment and operations	250	140	110	78.6	661	385	276	71.7
Professional fees	219	122	97	79.5	573	382	191	50.0
Marketing, advertising and business development	39	10	29	290.0	149	52	97	186.5
FDIC insurance assessments	94	62	32	51.6	259	192	67	34.9
Pennsylvania bank shares tax expense	101	57	44	77.2	277	170	107	62.9
Collateral protection expense	—	—	—	—	—	168	(168)	(100.0)
Other real estate owned costs	118	—	118	100.0	280	—	280	100.0
Other	278	171	107	62.6	696	454	242	53.3

	3,428	2,157	1,271	58.9%	9,499	6,636	2,863	43.1%

Merger related costs	324	185	139	75.1	1,534	328	1,206	367.7

Total Non-Interest Expenses	$3,752	$2,342	$1,410	60.2%	$11,033	$6,964	$4,069	58.4%

Non-interest expenses, excluding merger related costs, increased $1.27 million, or 58.9% in the current quarter compared to the third quarter of 2012, and increased $2.86 million, or 43.1%, for the first nine months of 2013 compared to the same period in the prior year. The primary factors which caused this increase were primarily the result of:

•	Increased operating costs in the current year related to the addition of staffing, branch offices, and other ongoing operating costs resulting from the merger with Affinity which was completed effective February 28, 2013. These expenses include the incremental costs of operating two separate core banking systems through the system conversion date in late August.

•	Increased professional fees related to emphasis on resolving loan workout situations and incremental costs related to maintaining and liquidating other real estate owned.

Highlights of significant non-interest expenses items for the third quarter, 2013 compared to the third quarter, 2012

•	Salaries and employee benefits includes incremental staffing costs due to the addition of Affinity employees of approximately $450 thousand.

•	Occupancy and equipment includes costs related to the incremental branch offices of Affinity.

•	Data processing equipment and operations includes approximately $56 thousand related to costs to process Affinity’s separate banking system prior to conversion in August. Additionally, the current quarter includes other incremental costs related to Affinity offices as well as higher ongoing costs related to a higher level of banking customer activity.

•	Professional fees increased due to legal costs for loan workout situations, accounting and audit fees, consulting fees and filing fees related to becoming a public reporting entity.

•	Marketing, advertising and business development increased primarily related to radio and billboard advertising awareness campaigns.

•	FDIC insurance assessments and Pennsylvania bank shares tax expense increased primarily due to incremental equity and deposits related to the merger with Affinity.

•	Other real estate owned costs totaled $118 thousand in the current quarter compared to none in 2012.

•	Other expenses increased primarily related to incremental costs due to the addition of Affinity, including core deposit intangible amortization expense.

Nine months ended September 30, 2013 compared to prior year

Salaries and employee benefits. The increase in the current year of $1.08 million includes incremental staffing costs due to the addition of Affinity employees of approximately $1.1 million. In addition, the company experienced a higher overall cost per employee of providing healthcare benefits and recorded a higher level of bonus accrual. The prior year included an accrual of $255 thousand related to management’s determination that the Company would meet the requirements of the 2009 Deferred Compensation Plan which was paid prior to the end of 2012.

Occupancy and equipment. The increase in the current year of $690 thousand is primarily related to costs of incremental branch offices of Affinity.

Data processing equipment and operations. The increase in the current year of $276 thousand includes approximately $200 thousand of costs related to Affinity. In addition, the cost of outsourced core banking services processing related to a higher level of banking customer activity, which continues to increase.

Professional fees. Current year expenses increased by $191 thousand. Of this increase, $76 thousand relates to legal costs primarily to resolve loan workout situations, while accounting and audit fees increased $48 thousand, consulting fees increased $39 thousand and other professional fees which increased $22 thousand.

Marketing, advertising and business development. These costs increased $97 thousand in the current year primarily related to radio and billboard advertising campaigns designed to increase awareness of the Company’s name in both the suburban Philadelphia market and in the Affinity Division’s Berks market.

FDIC insurance assessments. This increase of $67 thousand is primarily related to the addition of Affinity.

Pennsylvania bank shares tax expense. This tax is calculated based on the reported level of equity, adjusted for exclusions and other items, and therefore, increased $107 thousand primarily due to incremental equity resulting from the merger with Affinity and the related private placement issuance.

Collateral protection expense. This expense totaled $168 thousand for the nine months ended September 30, 2012. First Priority Bank entered into a settlement and release agreement in the second quarter of 2012; accordingly, collateral protection expense was eliminated beginning in the second half of 2012.

Other real estate owned costs. These costs, totaling $280 thousand in 2013 compared to none in 2012, consist of valuation adjustments related to the fair value or sale of the properties held totaling $127 thousand and $192 thousand related to costs to acquire or maintain these properties during the holding period, net of rental income received of $39 thousand. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans.

Other expenses. Other expenses increased $242 thousand for the nine months ended September 30, 2013. This increase is primarily related to incremental costs due to the addition of Affinity, including core deposit intangible amortization expense of $62 thousand. In addition, expenses related to becoming a public reporting entity increased $33 thousand.

Merger related costs

First Priority Bank recorded $1.53 million in merger related costs during the first nine months of 2013 for expenses paid or incurred related to the merger with Affinity compared to $328 thousand for the first nine months of 2012. These expenses consisted largely of costs related to professional and consulting services, salary and employee benefits, consolidating a branch office, termination of Affinity’s core system contractual agreement, conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges, and initial communication expense to introduce First Priority to its new customers. These costs are outlined in the table below for each respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accounting	$—	$62	$26	$67
Branch consolidation	—	—	103	—
Investment banking	—	—	350	—
Investor & customer document printing and filing	35	14	153	14
Legal	—	109	5	247
Purchase accounting consulting	—	—	50	—
Salaries and employee benefits	83	—	83	—
System contract termination	—	—	314	—
System conversion/deconversion costs	206	—	450	—

	$324	$185	$1,534	$328

Provision for Income Taxes

Management considers various factors in evaluating the need for a valuation allowance related to the Company’s net deferred tax asset, including but not limited to forecasted future earnings which management believes provides positive evidence to support the utilization of the deferred tax asset in the future and the negative evidence of accumulated operating losses that First Priority experienced during the Company’s start-up years. Management concluded that the weight of the positive evidence of future earnings was not sufficient to outweigh the negative evidence of prior period losses, and therefore, this analysis does not support the more likely than not requirement to reduce any portion of the valuation allowance for deferred tax assets at this time. Therefore, the Company has not recorded any income tax expense or benefit in the related statements of operations.

Balance Sheet Review

Overview

Total assets at September 30, 2013 were $427.4 million, representing an increase of $152.2 million or 55.3% when compared to total assets of $275.1 million at December 31, 2012. Asset growth during this period is attributable primarily to the merger with Affinity. Total assets consisted principally of loans outstanding of $332.2 million, investment securities of $66.7 million and cash and cash equivalents of $19.1 million at September 30, 2013 compared to loans outstanding of $244.3 million, investments securities of $16.7 million and cash and cash equivalents of $11.0 million at December 31, 2012.

Loans outstanding increased $87.9 million from year-end 2012 to September 30, 2013 or 36.0%. Loans acquired as of February 28, 2013 totaled $77.4 million attributable to the merger with Affinity. Investment securities increased $50.0 million during this period.

Deposits totaled $340.8 million at September 30, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $107.8 million or 46.3%. Deposit balances acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $20.5 million and other deposit declines of $22.6 million. Borrowings totaled $37.9 million at September 30, 2013 compared to $13 million at December 31, 2012, with growth primarily in short-term borrowings.

Equity capital at September 30, 2013 was $42.2 million, compared to $27.7 million at December 31, 2012. The enhanced capital position is attributable to net proceeds of $6.6 million realized through the private placement of 1,268,576 shares of common stock offered in conjunction with the merger and $10.0 million of common equity issued in the merger. These increases were partially offset by a net loss for the period of $506 thousand, preferred dividends paid of $359 thousand and volatility related to unrealized losses on investment securities of $1.3 million.

Investments

First Priority’s total investment portfolio was $66.7 million at September 30, 2013, consisting of $11.0 million of securities classified as held to maturity and $55.7 million of available for sale securities compared to total investments of $16.7 million at December 31, 2012, all of which were classified as available for sale. Total investments accounted for 15.6% and 6.1% of total assets at each respective date.

During the second quarter of 2013, the Company transferred $11.2 million of obligations of states and political subdivisions from available for sale securities to be classified as held to maturity securities. Net unrealized holding gains arising prior to the reclassification date as of May 31, 2013, totaling $292 thousand, are segregated within accumulated other comprehensive income. This balance will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The remaining unamortized balance of holding gains on securities classified as held to maturity totaled $267 thousand as of September 30, 2013. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. Due to market fluctuations which occurred during the third quarter of 2013, the Company had net unrealized losses on available for sale securities totaling $916 thousand at September 30, 2013, while total unrealized gains totaled $683 thousand at December 31, 2012. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at September 30, 2013 was comprised of federal agency securities (36%), federal agency mortgage backed securities and agency collateralized mortgage obligations (33%), obligations of states and political subdivisions (29%, primarily federal taxable municipal securities), and corporate debt (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at September 30, 2013 or December 31, 2012 and recorded no OTTI charges during the nine months ended September 30, 2013 or December 31, 2012.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at September 30, 2013. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale As of September 30, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$12,344	1.28%	$11,872	1.78%	$—	—	$24,216	1.53%
Obligations of states and political subdivisions	—	—	511	1.20%	3,704	2.08%	3,736	3.63%	7,951	2.75%
Federal agency mortgage backed securities	—	—	—	—	2,771	1.56%	18,650	2.21%	21,421	2.13%
CMO’s	—	—	—	—	448	1.81%	406	3.01%	854	2.38%
Other debt securities	252	0.61%	503	0.87%	—	—	467	4.37%	1,222	2.15%
Money market mutual fund	27	0.00%	—	—	—	—	—	—	27	0.00%

Total investments available for sale	$279	0.55%	$13,358	1.28%	$18,795	1.80%	$23,259	2.50%	$55,691	1.96%

	Securities Held to Maturity As of September 30, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$—	—	$1,594	2.86%	$9,411	4.19%	$11,005	4.00%

Total investments held to maturity	$—	—	$—	—	$1,594	2.86%	$9,411	4.19%	$11,005	4.00%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at September 30, 2013 and December 31, 2012 are shown in the following table:

	September 30, 2013
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$24,612	$24,216
Obligations of states and political subdivisions	8,347	7,951
Federal agency mortgage-backed securities	21,513	21,421
Federal agency collateralized mortgage obligations	855	854
Other debt securities	1,253	1,222
Money market mutual fund	27	27

Total investment securities available for sale	$56,607	$55,691

Held To Maturity:
Obligations of states and political subdivisions	$11,005	$10,428

Total held to maturity	$11,005	$10,428

	December 31, 2012
	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$1,000	$1,001
Obligations of states and political subdivisions	11,304	11,857
Agency mortgage-backed securities	3,552	3,681
Money market mutual fund	140	140

Total investment securities available for sale	$15,996	$16,679

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At September 30, 2013 and December 31, 2012, First Priority Bank held $110 thousand and $50 thousand, respectively, in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. The increase between the two dates is attributable to the merger with Affinity. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.35 million and $1.29 million as of September 30, 2013 and December 31, 2012, respectively. The increase in the investment is attributable to the incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At September 30, 2013, total loans were $332.2 million, representing an increase of $87.9 million or 36.0% from total loans outstanding of $244.3 million at December 31, 2012. Loans acquired as of February 28, 2013 totaled $77.4 million attributable to the merger with Affinity.

The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$79,038	24%	$62,366	26%
Commercial Mortgage	139,287	42%	93,775	38%
Commercial Construction	3,671	1%	4,112	2%

Total Commercial	221,996	67%	160,253	66%
Residential Mortgage	56,780	17%	49,354	20%
Home Equity Lines	31,286	9%	20,654	8%
Other Consumer	22,464	7%	14,298	6%

Total Consumer	53,750	16%	34,952	14%

Total Loans	332,526	100%	244,559	100%
Net deferred loan (fees) or costs	(329)	—	(284)	—

Total	$332,197	100%	$244,275	100%

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

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of September 30, 2013 and December 31, 2012, commercial mortgage loans totaled $139.3 million and $93.8 million, respectively. In addition, as of September 30, 2013, loans to lessors of non-residential buildings totaled $62.6 million which is included in commercial mortgage loans; of this amount, $48.5 million, or 78% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of September 30, 2013, totaled 24% and 174% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	September 30, 2013	December 31, 2012

Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	4,290	4,093

Total non-performing loans (1)	4,290	4,093
Other real estate owned	907	184
Repossessed assets (2)	75	—

Total non-performing assets (3)	5,272	4,277

Performing troubled debt restructurings (4)	951	4,279

Total non-performing assets and performing troubled debt restructurings	$6,223	$8,556

Non-performing loans as a percentage of total loans	1.29%	1.68%
Non-performing assets as a percentage of total assets	1.23%	1.55%

Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.46%	3.11%
Ratio of allowance to non-performing loans at end of period	52%	60%
Ratio of allowance to non-performing assets at end of period	42%	58%
Allowance for loan losses as a percentage of total loans	0.67%	1.01%
Allowance for loan losses as a percentage of originated loans (5)	0.80%	1.01%
Allowance for loan losses as a percentage of originated non-performing loans (5)	159%	60%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
(5)	The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, the acquired loans are excluded from the calculation of loan loss reserves as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value.

Total non-performing loans were $4.3 million at September 30, 2013, an increase of $197 thousand from the $4.1 million at December 31, 2012. This slight increase consisted of the addition of acquired non accrual loans totaling $2.4 million from the merger with Affinity plus seven new loans moved to non-accrual status during the first nine months of 2013 totaling $1.6 million. These increases were partially offset by the liquidation of two properties totaling $2.3 million resulting in substantially no gain or loss. In addition, one loan totaling $0.4 million was upgraded to performing status, three loans totaling $0.5 million were transferred to other real estate owned, and three loans were partially charged-off in the amount of $0.6 million. Non-performing loans as a percentage of total loans at September 30, 2013 was 1.29%, down from 1.68% at December 31, 2012. Other real estate owned totaled $907 thousand at September 30, 2013 and $184 thousand at December 31, 2012, an increase of $723 thousand. Repossessed assets totaled $75 thousand at September 30, 2013. There were no repossessed assets at December 31, 2012. Non-performing assets totaled $5.3 million, or 1.23% of total assets, as of September 30, 2013, compared to $4.3 million, or 1.55% of total assets as of December 31, 2012.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2013 and December 31, 2012, First Priority’s performing troubled debt restructurings totaled $951 thousand, consisting of two commercial loan relationships, one of which was acquired through the merger with Affinity, totaling $190 thousand, and one commercial relationship totaling $761 thousand, which are paid current.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of September 30, 2013 and December 31, 2012, loans past due 30 to 89 days and still accruing totaled $442 thousand and $674 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.42% and 1.95%, respectively, of total loans outstanding.

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

Additions to the allowance are made by provisions charged to expense, and the allowance is reduced by net charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $89 thousand for acquired impaired loans. There were no acquired loans as of December 31, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $118 thousand on acquired non-impaired loans. There were no acquired loans as of December 31, 2012.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $91 thousand and $216 thousand for the three and nine months ended September 30, 2013 and $32 thousand and $145 thousand for the three and nine months ended September 30, 2012, respectively.

Based on the information available as of September 30, 2013, management believes that the allowance for loan losses of $2.2 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,229	$2,427	$2,460	$2,470
Charge-offs:
Commercial and Industrial	—	7	339	207
Commercial Mortgage	137	—	137	—
Commercial Construction	—	—	—	—
Residential Mortgage Loans	6	—	14	—
Home equity lines of credit	86	—	332	190
Other consumer loans	9	—	9	—

Total loans charged off	238	7	831	397
Recoveries:
Commercial and Industrial	11	1	19	2
Commercial Mortgage	—	—	—	—
Commercial Construction	—	—	—	—
Residential Mortgage Loans	—	—	7	—
Home equity lines of credit	—	—	—	—
Other consumer	4	1	11	17

Total recoveries	15	2	37	19

Net loans charged off	223	5	794	378
Provision charged to operations	230	80	570	410

Balance at end of period	$2,236	$2,502	$2,236	$2,502

Average loans (1)	$329,982	$242,654	$312,453	$241,850

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.27%	0.01%	0.34%	0.21%
Allowance for loan losses as a percentage of total loans	0.67%	1.03%	0.67%	1.03%
Allowance for loan losses as a percentage of non-acquired loans	0.80%	1.03%	0.80%	1.03%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.2 million at September 30, 2013 and $2.5 million at December 31, 2012, which represented 0.67% and 1.01% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of September 30, 2013 was 0.80%. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.6 million representing a specific credit valuation adjustment. As of September 30, 2013, the unamortized portion of the general credit fair value adjustment totaled $1.1 million and the total specific credit market valuation adjustment totaled $1.5 million, inclusive of $120 thousand of accretable discount. Additionally, the combination of these remaining credit fair value adjustments related to acquired loans, totaling $2.6 million, and the allowance for loan losses of $2.2 million, or a total of $4.8 million, would equate to 1.44% of total loans outstanding as of September 30, 2013. There were no acquired loans as of December 31, 2012. Net charge-offs for the Company totaled $794 thousand for the first nine months of 2013 compared to $378 thousand for the same period in 2012.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	September 30, 2013		December 31, 2012
	Amount	Percent of total loans (1)		Percent of total loans (1)
	(Dollars in thousands)

Commercial and Industrial	$393	24%	$566	26%
Commercial Mortgage	454	42%	559	38%
Commercial Construction	8	1%	31	2%
Residential Mortgage Loans	148	17%	176	20%
Home Equity Lines of Credit	176	9%	89	8%
Other Consumer Loans	76	7%	41	6%

Total Allocated	1,255	100%	1,462	100%

Unallocated	981		998

TOTAL	$2,236		$2,460

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $89 thousand has been provided on originated impaired loans of $1.4 million at September 30, 2013 compared to a specific allocation of $616 thousand related to $10.7 million of impaired loans at December 31, 2012. The decrease in the level of the specific allocation for loan losses is partially due to an improvement in the financial conditions of four borrowers with previous outstanding balances of $6.2 million with specific allocations totaling $259 thousand which were refinanced or upgraded. Additionally two properties with loan balances of $2.3 million and specific reserves of $151 thousand were liquidated with substantially no gain or loss while one loan with a specific reserve of $100 thousand was charged off.

The September 30, 2013 qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses of $1.2 million compared to $846 thousand at December 31, 2012.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2013, these loans totaled $62.6 million and $42.3 million, respectively, or 18.8% and 12.7%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $340.8 million at September 30, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $107.8 million or 46.3%. Deposits acquired through the merger totaling $150.9 were partially offset by the planned maturities of brokered certificates of deposit totaling $20.5 million and other deposit declines of $22.6 million.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the period ended September 30, 2013 compared to December 31, 2012, First Priority recorded increases in transaction account balances of $44.0 million, or 117.3%, with non-interest bearing transaction accounts increasing $9.9 million and interest bearing transaction accounts increasing $34.1 million of the total growth. Also during this period money market and savings accounts increased $48.4 million, or 81.2%, for a net increase in these key core deposit categories of $92.4 million, or 95.2%.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At September 30, 2013 and December 31, 2012, brokered deposits totaled $27.9 million and $48.5 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 11—“Regulatory Matters” of the Unaudited Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$37,580		$27,097		$35,401		$25,863
Demand, interest-bearing	45,623	0.27%	9,019	0.33%	38,504	0.27%	6,542	0.29%
Money market and savings deposits	108,679	0.37%	54,196	0.63%	96,512	0.40%	54,257	0.65%
Time deposits	152,537	1.60%	142,697	1.95%	154,209	1.64%	152,015	2.00%

Total interest-bearing deposits	306,839	0.96%	205,912	1.53%	289,225	1.05%	212,814	1.60%

Total deposits	$344,419		$233,009		$324,626		$238,677

The maturity distribution of time deposits of $100,000 or more as of September 30, 2013, is as follows:

September 30, 2013
(Dollars in thousands)
Three Months or Less	$4,405
Over Three Through Six Months	3,346
Over Six Through Twelve Months	9,613
Over Twelve Months	28,535

TOTAL	$45,899

Other Interest-Bearing Liabilities Short-Term Borrowed Funds

At September 30, 2013, First Priority had short-term borrowings totaling $26.9 million, consisting of overnight or less than 30 day advances from the FHLB. There were no short-term borrowings at December 31, 2012. Advances from the FHLB at September 30, 2013 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the nine months ended September 30, 2013 and 2012. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	At or for the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)

Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$492	$—
Average daily balance during the period	$30	$19
Weighted average rate during the period	0.51%	0.58%
Other short-term borrowings:
Balance at period end	$26,875	$8,530
Weighted average rate at period end	0.24%	0.25%
Maximum month-end balance	$26,875	$8,900
Average daily balance during the period	$5,793	$3,233
Weighted average rate during the period	0.24%	0.26%

Long-Term Debt

Long-term debt totaled $11.0 million and $13.0 million at September 30, 2013 and December 31, 2012, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% and 1.37% at each of these dates, respectively, and an average remaining life of 3.5 years and 3.6 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $12.7 million for the nine months ending September 30, 2013 and $6.6 million during the same period in 2012 with an average rate of 1.26% for the first nine months of 2013 and 3.65% for the same period in 2012. The maximum month-end balance of these borrowings was $26.0 million and $13.0 million for the first nine months of 2013 and 2012, respectively.

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

Shareholders’ equity totaled $42.2 million and $27.7 million at September 30, 2013 and December 31, 2012, respectively. The increase in shareholders’ equity of $14.5 million during the first nine months of 2013 resulted primarily from the issuance of $6.6 million of common equity through the private placement; incremental capital related to the acquisition of Affinity totaling $10.0 million; partially offset by a net loss for the period of $506 thousand, preferred dividends paid of $359 thousand and volatility related to unrealized losses on investment securities of $1.3 million.

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

Under the capital adequacy guidelines, established by regulatory agencies, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity and qualifying preferred stock, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses, subject to certain limitations, and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

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

The following table sets forth First Priority Bank’s capital ratios at September 30, 2013 and December 31, 2012. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well-Capitalized”	As of September 30, 2013	As of December 31, 2012
First Priority Bank:
Total risk-based capital	10.00%	12.96%	12.48%
Tier 1 risk-based capital	6.00%	12.25%	11.39%
Tier 1 leverage capital	5.00%	9.54%	9.40%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio improved during the period from December 31, 2012 to September 30, 2013 due primarily to the impact of the merger with Affinity and the issuance of $6.6 million in equity capital through the private placement offering.

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

The July 2013 final rules include three significant changes from the June 2012 proposals: (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk- based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Return on Average Equity and Assets

The following table shows the return on average assets (net income to common shareholders divided by total average assets), return on equity (net income to common shareholders divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the nine months ended September 30, 2013 and 2012.

	At or for the nine months ended September 30,
	2013	2012
Return on average assets	-0.18%	0.27%
Return on average equity	-1.65%	2.65%
Average equity to average assets ratio	10.65%	10.02%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis and collateral is obtained, if necessary, based on the credit evaluation of the borrower. The amount of collateral obtained, if deemed necessary by First Priority Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate accounts receivable, inventory and equipment.

At September 30, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $74.4 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.3 million of performance standby letters of credit outstanding, and as of September 30, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of September 30, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of September 30, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At September 30, 2013, wholesale funding sources totaled $65.8 million and were comprised of $27.9 million of brokered certificates of deposit and $37.9 million of FHLB advances. At December 31, 2012, wholesale funding sources totaled $61.5 million and were comprised of $48.5 million of brokered certificates of deposit and $13.0 million of secured funding from the FHLB. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of September 30, 2013 and December 31, 2012, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At September 30, 2013 and December 31, 2012, First Priority Bank had a total borrowing capacity with the FHLB of $99.3 million and $85 million, respectively, with advances outstanding against this capacity of $37.9 million and $13.0 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $13.4 million at September 30, 2013 compared to $6.2 million at December 31, 2012. The balance at September 30, 2013 was comprised primarily of deposits held at the Federal Reserve Bank in First Priority Bank’s excess balance account.

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

At September 30, 2013, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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

The following table provides payments due by period for contractual obligations as of September 30, 2013.

	Payments Due by Period
	Within 1 Year	Over 1 through 2 Years	Over 2 through 3 Years	Over 3 through 5 Years	Over 5 Years	Total
	(In thousands)
Certificates of deposit	$59,894	$40,167	$23,803	$16,544	$10,911	$151,319
Operating lease obligations	1,263	1,163	1,013	1,551	4,350	9,340
Long-term debt	—	1,000	3,000	7,000	—	11,000
Short-term borrowings	26,875	—	—	—		26,875
Accrued interest payable	372	—	—	—		372

Total	$88,404	$42,330	$27,816	$25,095	$15,261	$198,906

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)

Dated: November 13, 2013	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: November 13, 2013	By	/s/ Mark J. Myers
Mark J. Myers
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.