Form 10-K
period 2013-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2014-03-28
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code (877) 533-4420

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates based on the most recent known trade as of June 30, 2013 and shares outstanding on March 21, 2014 is $24,471,000.

Title of Each Class	Number of Shares Outstanding as of March 21, 2014
Common Stock, $1.00 par value	6,438,894 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST PRIORITY FINANCIAL CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

ii

PART I

Item 1. Business.

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank became a wholly- owned subsidiary of First Priority.

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.4 million in loans, and deposits of $150.9 million. Affinity operated five branch offices within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. Also, in conjunction with the completion of the merger, the Company issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2013, First Priority had total assets of $446.1 million and total shareholders’ equity of $42.4 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2013, First Priority Bank had total assets of $446.1 million, total loans of $335.7 million, total deposits of $358.5 million and total shareholder’s equity of $41.7 million.

First Priority Bank engages in a full service commercial and consumer banking business which includes private banking and individual wealth management services. First Priority Bank offers a variety of commercial, private banking, and consumer loans, mortgage products and commercial real estate financing. First Priority Bank does not engage in sub-prime lending. The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the current regulatory environment, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

First Priority Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. In addition, various life insurance products are offered through First Priority Bank, and the Bank has also entered into solicitation agreements with several investment advisors to provide portfolio management services to customers of the Bank.

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

First Priority Bank currently seeks deposits and commercial and private banking relationships through its ten banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing highly attentive service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

At January 1, 2014, First Priority had 71 full time employees and 8 part time employees. None of such employees is covered by a collective bargaining agreement, and First Priority believes that it enjoys good relations with its personnel.

Supervision and Regulation

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank is also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as its primary federal regulator and as the insurer of the Bank’s deposits. The Bank is also regulated and examined by the Pennsylvania Department of Banking and Securities (the “Department”).

The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.

A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, 45% of net unrealized gains on marketable equity securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

Dividends

Federal and state laws impose limitations on the payment of dividends by the Bank. The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Banks to their additional paid-in capital.

In addition to the dividend restrictions described above, the banking regulators have the authority to prohibit or to limit the payment of dividends by the Banks if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Banks.

Under Pennsylvania law, the Company may not pay a dividend, if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of business and, after giving effect to the dividend, the total assets of the Company would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the dividend.

It is also the policy of the FRB that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

Regulation of the Bank

The Bank is highly regulated by the FDIC and the Department. The laws that such agencies enforce limit the specific types of businesses in which the Bank may engage, and the products and services that the Bank may offer to customers. Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Bank, and not the Bank or its shareholders. From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Some of the major regulatory provisions that affect the business of the Bank are discussed briefly below.

Prompt Corrective Action

The FDIC has specified the levels at which an insured institution will be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution and liability for civil money damages for failure to fulfill its commitment on that guarantee; and (2) the placement of a hold on increases in assets, number of branches, or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund (the “DIF”) by assessing depository institutions an insurance premium. The amount each institution was assessed was based upon a variety of factors that included the balance of insured deposits as well as the degree of risk the institution possessed to the insurance fund. As a result of the enactment of the Emergency Economic Stabilization Act of 2008, the FDIC temporarily increased the amount of deposits it insures from $100,000 to $250,000. This increase has been made permanent. The Bank paid an insurance premium into the DIF based on the quarterly average daily deposit liabilities, net of certain exclusions. The FDIC used a risk-based premium system that assessed higher rates on those institutions that posed a greater risk to the DIF. Subsequently, the rate for each institution within a risk category was adjusted depending upon different factors that either enhanced or reduced the risk the institution posed to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers were applied to the adjusted assessment.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums became a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates changed to a low of 2.5 basis points and to a high of 45 basis points, per $100 of assets; however, the total dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of insurance fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

Other Legislation

The Dodd-Frank Act was enacted in July 2010. This law has affected bank regulatory structure and the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

Certain provisions of the Dodd-Frank Act have and will continue to impact the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change affects competition for deposits and could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Under the Dodd-Frank Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act requires publicly traded companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” arrangements, and may allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time the long-term impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and principal accounting officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control, and ethics standards for accounting firms. In response to the legislation, the national securities exchanges have adopted new rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Company and its subsidiaries in the future. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

Environmental Laws

Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing cleanup costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. The Company is not aware of any borrower who is currently subject to any environmental investigation or cleanup proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Company.

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments, and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building in Malvern, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Suite 104, Malvern, PA 19355	8,929	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(1)
Muhlenberg	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(1)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Plumstead	5936 Easton Road, Pipersville, PA 18947	2,655	Leased
Reading	29 N. 6th Street, Reading, PA, 19601	1,173	Leased
Sinking Spring	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
Towamencin	1758 Allentown Road, Lansdale, PA 19446	3,000	Leased
Wyomissing	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased

(1)	The buildings located at the Exeter and Muhlenberg locations are owned; but are located on leased real estate. Upon expiration or termination of the lease the buildings will become property of the landlord.

Item 3. Legal Proceedings.

A certain amount of litigation arises in the ordinary course of the business of First Priority and First Priority Bank. In the opinion of the management of First Priority, there are no proceedings pending to which First Priority or First Priority Bank is a party or to which any of their property is subject, that, if determined adversely to them, would be material in relation to First Priority’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of First Priority and First Priority Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against First Priority or First Priority Bank by governmental authorities.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Priority is not traded on a national securities exchange, listing service, or similar trading platform for listing or quotation of securities, and there is currently no active or liquid public trading market for First Priority common stock. To First Priority’s knowledge, only infrequent trades have occurred during 2013 and 2012. On February 28, 2013, First Priority completed a private placement of 1,268,576 shares of its common stock at a price of $5.22 per share. Such price may not reflect actual current market values.

First Priority has never paid a dividend on its common stock, and no assurance can be given that dividends will be declared on First Priority common stock in the foreseeable future. First Priority has no significant source of cash flow other than dividends from First Priority Bank. First Priority’s ability to pay dividends is subject to restrictions under both Federal and state banking laws which limit its ability to pay dividends. For a description of such restrictions see “Business-Supervision and Regulation” under Item 1 of Part I.

The information required with respect to securities authorized for issuance under First Priority’s compensation plans is set forth in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” on page 88, and incorporated herein by reference.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2013, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009

Selected Financial Data:
Total assets	$446,088	$275,146	$285,350	$267,732	$234,769
Securities available for sale	78,636	16,679	25,261	24,953	33,327
Securities held to maturity	10,963	—	—	—	—
Loans receivable	335,737	244,275	240,115	233,540	195,455
Allowance for loan losses	2,273	2,460	2,470	2,261	2,358
Deposits	357,420	233,043	245,736	227,693	189,755
Short-term borrowings	33,625	—	3,000	1,605	3,931
Long-term debt	11,000	13,000	8,000	8,000	8,000
Shareholders’ equity	42,392	27,710	27,444	26,902	27,679
Book value per common share	$5.12	$5.82	$5.74	$5.57	$5.81
Tangible book value per common share	$4.62	$5.44	$5.36	$5.19	$5.43
Selected Operating Data:
Interest income	$17,649	$13,078	$13,625	$12,703	$11,153
Interest expense	3,149	3,520	4,318	4,551	5,106

Net interest income before provision for loan losses	14,500	9,558	9,307	8,152	6,047
Provision for loan losses	645	640	1,082	1,307	1,309

Net interest income after provision for loan losses	13,855	8,918	8,225	6,845	4,738
Non-interest income	739	1,115	1,541	1,243	983
Merger related costs	1,534	484	—	—	—
Non-interest expense	12,831	8,796	9,696	8,298	7,084

Income (loss) before income taxes	229	753	70	(210)	(1,363)
Income taxes	33	—	—	—	—

Net income (loss)	$196	$753	$70	$(210)	$(1,363)

Preferred stock dividend, including net amortization	532	532	532	471	269

Income (loss) to common shareholders	$(336)	$221	$(462)	$(681)	$(1,632)

Income (loss) per common share:
Basic	$(0.06)	$0.07	$(0.15)	$(0.22)	$(0.52)
Diluted	$(0.06)	$0.07	$(0.15)	$(0.22)	$(0.52)
Cash dividends per common share	$—	$—	$—	$—	$—
Return on average assets	0.05%	0.27%	0.02%	-0.08%	-0.61%
Return on average shareholders equity	0.47%	2.70%	0.26%	-0.75%	-5.72%
Average equity to average assets	10.50%	10.07%	9.68%	11.23%	10.74%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the years ended December 31, 2013 and 2012, and its financial condition as of December 31, 2013 and 2012. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 beginning on page 32 of this document.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of December 31, and for the year ended December 31,
	2013	2012	2011	2010	2009

Total revenue (1)	$15,239	$10,673	$10,848	$9,395	$7,030

Net income (loss)	196	753	70	(210)	(1,363)

Total assets	446,088	275,146	285,350	267,732	234,769

Total loans receivable	335,737	244,275	240,115	233,540	195,455

Total deposits	357,420	233,043	245,736	227,693	189,755

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

There are risks inherent in all loans, and First Priority maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses is included herein.

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to include critical accounting estimates. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, impairment of restricted investments in bank stocks, the valuation of acquired loans, the determination of the allowance for loan losses, valuation of other real estate owned, the analysis of potential impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

Investment Securities Impairment Evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Management believes that there are no investment securities with other-than-temporary impairment for each of the reporting periods presented.

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

Allowance for Loan Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for losses on unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Management team with experience, depth, and knowledge in banking and in many areas of lending, which contributes to the sound credit culture and control within the Bank.

5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.	The Bank engages a third party to perform an independent review of the loan portfolio as a measure for quality and consistency in credit evaluation and credit decisions.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages generally have amortizations up to 30 years and home equity loans have maturities up to 10 years.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of December 31, 2013 and December 31, 2012 for more information.

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

Based on the analysis of available positive and negative evidence, the Company determined that a valuation allowance should be recorded as of each period presented. As of December 31, 2013, First Priority had a total net deferred tax asset of $5.6 million (before the valuation allowance) which was fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2012, the Company had a total net deferred tax asset of $3.7 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The most significant component of the Company’s unrecognized deferred tax asset balance relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $11.8 million and $8.8 million as of December 31, 2013 and 2012, respectively. The NOL carryforward related to First Priority is $8.3 million and $6.8 million, respectively, or a $2.8 million and $2.3 million tax impact computed at the statutory federal income tax rate of 34%, respectively, as of December 31, 2013 and 2012 which expire in 2026 through 2033. These deferred tax assets are fully reserved but are available to offset future taxable income.

In regards to the acquisition of Prestige Community Bank in February 2008, the Company acquired a NOL carryforward for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both December 31, 2013 and 2012, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Also, related to the merger with Affinity, the Company acquired a NOL carryforward for tax purposes during 2013 which totaled $1.5 million, or a $497 thousand tax impact, which remains outstanding as of December 31, 2013, and is subject to certain limitations and expires in 2032 if not fully utilized.

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

Results of Operations

Income Statement Review

First Priority’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense accrued on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, consisting of income from wealth management services, fees and other charges to our banking customers, and net gains or losses realized from the sale of assets; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, including deferred taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, ten months of Affinity’s operating results are included in the Company’s statement of operations for the year ended December 31, 2013.

Summary

For the year ended December 31, 2013, First Priority reported net income of $196 thousand compared to $753 thousand for the year ended December 31, 2012. Reported results are before preferred dividends and net warrant amortization, totaling $532 thousand for each of the years ended December 31, 2013 and 2012, related to preferred stock originally issued to the U.S. Treasury under the TARP Capital Purchase Program during 2009, which was subsequently sold to private investors. The resulting loss to common shareholders, after the preferred dividends and amortization, was $336 thousand, or $0.06 per basic and fully diluted common share for the year ended December 31, 2013, compared to net income of $221 thousand, or $0.07 per basic and fully diluted common share, on this same basis for the year ended December 31, 2012.

First Priority’s reported consolidated results decreased $557 thousand for the year ended December 31, 2013, compared to the same period in 2012, including the impact of $1.53 million of merger related costs in 2013 compared to $484 thousand for the year ended December 31, 2012. Total revenue in 2013 was $15.24 million, compared to $10.67 million in 2012, as net interest income in 2013 was $14.50 million and non-interest income was $739 thousand. Net interest income in 2012 was $9.56 million and non-interest income was $1.11 million, which included $685 thousand of gains recorded from the sale of investment securities available for sale. The provision for loan losses was $645 thousand in 2013 versus $640 thousand for the prior year. Operating expenses for the year ended December 31, 2013 were $14.37 million compared to $9.28 million in 2012. This increase of $5.09 million is primarily related to additional operating costs due to the merger with Affinity effective February 28, 2013, including duplicative costs of operating separate core banking systems and operational staff through the processing system conversion date in August of 2013 and the increase in merger related costs of $1.05 million.

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

The following table sets forth, for the years ended December 31, 2013 and 2012, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs.

	For the Year Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$318,240	$16,391	5.15%	$242,083	$12,293	5.08%

Taxable investment securities	50,484	1,081	2.14%	22,370	687	3.07%
Nontaxable investment securities	2,720	112	4.12%	2,134	91	4.27%

Total investment securities	53,204	1,193	2.24%	24,504	778	3.18%

Federal funds sold	—	—	0.00%	17	—	0.18%
Deposits with banks and other	9,333	65	0.70%	1,651	7	0.44%

Total interest earning assets	380,777	17,649	4.63%	268,255	13,078	4.88%

Non-interest-earning assets	14,399			8,847

TOTAL ASSETS	$395,176			$277,102

Interest-bearing liabilities:
Demand, interest-bearing	$40,500	109	0.27%	$7,231	22	0.30%
Money market and savings	98,942	386	0.39%	54,866	351	0.64%
Time deposits	152,844	2,484	1.63%	148,157	2,914	1.97%
Borrowed funds	22,100	170	0.77%	11,359	233	2.06%

Total interest-bearing liabilities	314,386	3,149	1.00%	221,613	3,520	1.59%

Non interest-bearing liabilities:
Demand, non-interest bearing deposits	37,642			26,310
Other liabilities	1,641			1,276

Shareholders’ equity	41,507			27,903

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,176			$277,102

Net interest income/rate spread		$14,500	3.63%		$9,558	3.29%

Net interest margin			3.81%			3.56%

Net interest income increased 51.7%, or $4.94 million, in 2013 to $14.50 million from $9.56 million for the same period in 2012. Average interest earning assets during 2013 increased $112.5 million, or 41.9%, from $268.3 million in 2012 to $380.8 million in 2013. Average reported loans grew $76.1 million, or 31.4%, from an average of $242.1 million to $318.2 million while average investments balances grew $28.7 million from an average of $24.5 million to $53.2 million. Average interest bearing liabilities increased $92.8 million, or 41.9%, in 2013 from $221.6 million in 2012 to $314.4 million in 2013. These increases were impacted by earning assets acquired and liabilities assumed through the merger with Affinity, effective February 28, 2013, which included $77.4 million in loans outstanding, $33.3 million of investments and $141.2 million of interest bearing deposits.

Net interest margin increased 25 basis points from 3.56% in 2012 to 3.81% in 2013. Reflecting the declining interest rate environment, First Priority’s average yield on earning assets declined 25 basis points compared to the prior year from 4.88% to 4.63%, while the average cost of funds declined 59 basis points from 1.59% to 1.00%. Average rates on money market and savings deposits declined 25 basis points and time deposits average rates declined 34 basis points in the current year compared to the prior year. The federal funds rate remained constant throughout the year as set by the Federal Open Market Committee (“FOMC”) of the Federal Reserve at a range of 0.00% to 0.25%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, increased 34 basis points from 3.29% for 2012 to 3.63% in 2013. This increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities and by the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined consistent with the lower level of market rates of interest; however, a larger portion of funding required was provided by lower costing sources of core deposits and equity which had a positive impact on net interest margin and net interest spread. Net interest spread was also positively impacted by the fair value adjustment made during acquisition accounting of earning assets and interest bearing liabilities acquired in the merger with Affinity, which have been adjusted to yield current market rates and costs.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income table below, total net interest income increased $4.94 million in 2013 compared to 2012, of which incremental growth of balances accounted for an increase of $4.12 million while the change in our relative rate structure resulted in an increase in net interest income of $819 thousand. The increased volume of average earning assets provided an additional $4.65 million in interest income, $3.92 million provided from incremental loan balances and $677 thousand from investment securities and $51 thousand from deposits with banks. At the same time, however, the lower average yield on earning assets, resulted in a slight decline of interest income between the periods of $77 thousand. From a funding perspective, the incremental interest expense related to additional volume was $525 thousand while lower average rates resulted in lower interest expense of $896 thousand when compared to 2012.

The following table sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$3,920	$178	$4,098
Taxable investment securities	653	(259)	394
Nontaxable investment securities	24	(3)	21

Total investment securities	677	(262)	415
Deposits with banks and other	51	7	58

Total interest earned	4,648	(77)	4,571

Interest expense:
Demand, interest-bearing	90	(3)	87
Money market and savings	208	(173)	35
Time deposits	89	(519)	(430)
Borrowed funds	138	(201)	(63)

Total interest expense	525	(896)	(371)

Change in net interest income	$4,123	$819	$4,942

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

The provision for loan losses was $645 thousand in 2013 compared to $640 thousand for 2012. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $91.5 million from December 31, 2012 to December 31, 2013. Of this increase, $77.4 million of loans were initially acquired through the merger with Affinity. Net charge-offs for the years ended December 31, 2013 and 2012, totaled $832 thousand and $650 thousand, respectively. The allowance for loan losses was $2.3 million and $2.5 million as of December 31, 2013 and 2012, respectively, which represented 0.68% and 1.01% of total loans outstanding at each respective date. As of December 31, 2013, the allowance for loan losses related to originated loans totaled 0.79%.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash from acquired impaired loans after the date of acquisition, the Company records a provision for probable losses. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $252 thousand related to acquired loans; of this amount, $119 thousand related to loans that were initially considered credit impaired loans as of the acquisition date. Included in the credit impaired total, $85 thousand was related to a charge-off required on a home equity line of credit secured by a residential property, based on revised estimates of the property’s fair value, which the Bank acquired through a sheriff’s sale and moved into other real estate owned. In addition, a charge-off of $137 thousand was recorded on a non-credit impaired loan relationship whereby the borrower subsequently filed for bankruptcy in regards to five separate investment properties.

Non-Interest Income

For the year ended December 31, 2013, non-interest income totaled $739 thousand compared to $1.12 million for the same period in 2012. There were no gains from the sale of investment securities available for sale in 2013; however, gains from the sale of investment securities available for sale totaled $685 thousand in 2012. Excluding these gains reported in 2012, non-interest income increased $309 thousand, or 71.9% in 2013 from 2012. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers. Components of non-interest income are shown in the table below:

	For the year ended December 31,		Net Change	% Change
			2013 vs. 2012	2013 vs. 2012
	2013	2012
	(Dollars in thousands)

Non-Interest Income
Wealth management fee income	$367	$255	$112	43.9%
Service charges on deposits	122	70	52	74.3
Other branch fees	160	61	99	162.3
Loan related fees	42	29	13	44.8
Gains on sales of investment securities	—	685	(685)	(100.0)
Other	48	15	33	—

Total Non-Interest Income	$739	$1,115	$(376)	(33.7)%

Non-Interest Expenses

Non-interest expenses were $14.37 million in 2013 compared to $9.28 million for the same period in the prior year, an increase of $5.09 million, or 54.8%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended December 31,		Net Change	% Change
			2013 vs. 2012	2013 vs. 2012
	2013	2012
	(Dollars in thousands)

Non-Interest Expenses
Salaries and employee benefits	$6,805	$5,366	$1,439	26.8%
Occupancy and equipment	2,067	1,042	1,025	98.4
Data processing equipment and operations	886	518	368	71.0
Professional fees	779	516	263	51.0
Marketing, advertising and business development	186	71	115	162.0
FDIC insurance assessments	334	243	91	37.4
Pennsylvania bank shares tax expense	379	227	152	67.0
Collateral protection expense	—	168	(168)	(100.0)
Other real estate owned costs	347	50	297	594.0
Other	1,048	595	453	76.1

	12,831	8,796	4,035	45.9%
Merger related costs	1,534	484	1,050	216.9

Total Non-Interest Expenses	$14,365	$9,280	$5,085	54.8%

Non-interest expenses, excluding merger related costs, increased $4.04 million, or 45.9% in 2013 compared to 2012. The primary factors which caused this increase were primarily the result of:

•

Increased operating costs in the current year related to the addition of staffing, branch offices, and other ongoing operating costs resulting from the merger with Affinity, which was completed effective February 28, 2013. These expenses include the incremental costs of operating two separate core banking systems through the system conversion date in late August.

•	Increased professional fees related to emphasis on resolving loan workout situations and incremental costs related to maintaining and liquidating other real estate owned.

Highlights of significant non-interest expenses items for the year ended, 2013 compared to the year ended, 2012

Salaries and employee benefits. The increase in the current year of $1.44 million includes incremental staffing costs due to the addition of Affinity employees of approximately $1.5 million. In addition, the company experienced a higher overall cost per employee of providing healthcare benefits, recorded a higher level of bonus accrual and a higher level of commission expense related to wealth management fees. The prior year included an accrual of $255 thousand related to management’s determination that the Company would meet the requirements of the 2009 Deferred Compensation Plan which was paid prior to the end of 2012.

Occupancy and equipment. The increase in the current year of $1.03 million thousand is primarily related to costs of incremental branch offices resulting from the merger with Affinity.

Data processing equipment and operations. The increase in the current year of $368 thousand includes approximately $230 thousand of costs related to Affinity. In addition, the cost of outsourced core banking services processing continues to increase related to a higher level of banking customer activity and a larger customer base.

Professional fees. Current year expenses increased by $263 thousand. Of this increase, $100 thousand relates to legal costs primarily to resolve loan workout situations, while accounting and audit fees increased $61 thousand, consulting fees increased $66 thousand and other professional fees which increased $36 thousand.

Marketing, advertising and business development. These costs increased $115 thousand in the current year primarily related to radio and billboard advertising campaigns designed to increase awareness of the Company’s name in both the suburban Philadelphia market and in the Affinity Division’s Berks County market.

FDIC insurance assessments. This increase of $91 thousand is primarily related to the addition of Affinity’s deposits.

Pennsylvania bank shares tax expense. This tax is calculated based on the reported level of equity, adjusted for exclusions and other items, and therefore, increased $152 thousand primarily due to incremental equity resulting from the merger with Affinity and the related private placement issuance.

Collateral protection expense. This expense totaled $168 thousand for the year ended December 31, 2012 compared to zero in 2013. First Priority Bank entered into a settlement and release agreement in the second quarter of 2012; accordingly, collateral protection expense was eliminated beginning in the second half of 2012.

Other real estate owned costs. These costs, totaling $347 thousand in 2013 compared to $50 thousand in 2012, consist of valuation adjustments related to the fair value or sale of the properties held totaling $139 thousand in 2013 compared to $46 thousand in 2012 and $247 thousand related to costs to acquire or maintain these properties prior to sale in 2013 compared to $4 thousand in 2012, net of rental income received of $39 thousand in 2013 only. These properties were acquired either through deeds in lieu of foreclosure or through other means and were used as collateral for bank loans.

Other expenses. Other expenses increased $453 thousand for the year ended December 31, 2013. This increase is primarily related to incremental costs due to the addition of Affinity, including core deposit intangible amortization expense of $88 thousand. In addition, expenses related to becoming a public reporting entity increased $62 thousand, supplies expenses increased $42 thousand, postage expenses increased $35 thousand and deposit generation and servicing costs increased $47 thousand.

Merger related costs

First Priority Bank recorded $1.53 million in merger related costs during the year ended December 31, 2013 for expenses paid or incurred related to the merger with Affinity compared to $484 thousand for the year ended December 31, 2012. These expenses consisted largely of costs related to professional and consulting services, salary and employee benefits, consolidating a branch office, termination of Affinity’s core system contractual agreement, conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges, and initial communication expense to introduce First Priority to its new customers. These costs are outlined in the table below for each respective period.

	Year Ended December 31,
	2013	2012
Accounting	$26	$94
Branch consolidation	103	—
Investment banking	350	—
Investor & customer document printing and filing	153	44
Legal	5	346
Purchase accounting consulting	50	—
Salaries and employee benefits	83	—
System contract termination	314	—
System conversion/deconversion costs	450	—

	$1,534	$484

.

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

The company did record $33 thousand of income tax expense in 2013 related to the payment of alternative minimum taxes, as required based on Internal Revenue Service tax guidelines. The payment of these taxes is expected to reverse in future periods as a timing difference if the Company records taxable earnings and is able to reverse the deferred tax valuation allowance; however, since the Company currently maintains a valuation allowance against its net deferred tax asset, the payment of these taxes must be recorded as a tax expense in the statement of operations.

First Priority has NOL carryforwards available to reduce future federal income taxes of approximately $8.3 million at December 31, 2013. In addition, First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2013 and is subject to certain limitations and expires in 2028 if not fully utilized. The impact of this reduction in First Priority’s tax liability will be recognized as a reduction of goodwill. In addition, a NOL carryforward of $1.5 million acquired in the merger with Affinity and is available to reduce future federal income taxes. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Financial Condition as of December 31, 2013 and December 31, 2012

Balance Sheet Review

Overview

Total assets at December 31, 2013 were $446.1 million, representing an increase of $171.0 million, or 62.2%, when compared to total assets of $275.1 million at December 31, 2012. Asset growth during this period is primarily attributable to the merger with Affinity. Total assets at December 31, 2013 consisted principally of loans outstanding of $335.7 million, investment securities of $89.6 million and cash and cash equivalents of $11.2 million. At December 31, 2012, total assets consisted primarily of loans outstanding of $244.3 million, investment securities available for sale of $16.7 million and cash and cash equivalents of $11.0 million.

Loans outstanding were $335.7 million at December 31, 2013, an increase of $91.4 million, or 37.4%, from $244.3 million at December 31, 2012. Excluding the loan balances acquired from Affinity as of February 28, 2013 totaling $77.4 million, loans grew $14.0 million, or 5.7% from December 31, 2012.

The investment portfolio totaled $89.6 million at December 31, 2013, compared to $16.7 million at December 31, 2012. As of December 31, 2013, $78.6 million of investments were classified as available for sale while $11.0 million were classified as held to maturity. All securities in the investment portfolio as of December 31, 2012 were classified as available for sale. Investment securities acquired from Affinity as of February 28, 2013 totaled $33.3 million of securities available for sale.

Deposits totaled $357.4 million at December 31, 2013 compared to $233.0 million at December 31, 2012, an increase of $124.4 million, or 53.4%. Deposits acquired through the merger with Affinity as of February 28, 2013 totaled $150.9 million; however, this increase was partially offset by the planned maturities of brokered certificates of deposit and other retail time deposits. Of the total deposits at December 31, 2013, $202.3 million, or 57% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $44.6 million at December 31, 2013 compared to $13 million at December 31, 2012, with growth primarily in short-term borrowings. Borrowings acquired from Affinity as of February 28, 2013 totaled $13 million, all of which were repaid in the first quarter of 2013.

Shareholders’ equity at December 31, 2013 was $42.4 million, representing an increase of $14.7 million from $27.7 million at December 31, 2012. The enhanced capital position is attributable to net proceeds of $6.6 million realized through the private placement of 1,268,576 shares of common stock offered in conjunction with the merger, $10.1 million of common equity issued as part of the merger and net income of $196 thousand for the year. These increases were partially offset by preferred dividends paid of $479 thousand and volatility related to unrealized losses on investment securities of $1.9 million.

Investments

First Priority’s total investment portfolio was $89.6 million at December 31, 2013, consisting of $78.6 million of securities classified as available for sale and $11.0 million of held to maturity securities compared to total investments of $16.7 million at December 31, 2012, all of which were classified as available for sale. Total investments accounted for 20.1% and 6.1% of total assets at each respective date.

As of May 31, 2013, the Company transferred $11.2 million of obligations of states and political subdivisions from available for sale securities to be classified as held to maturity securities. Net unrealized holding gains arising prior to the reclassification date, totaling $293 thousand, are segregated within accumulated other comprehensive income. This balance is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The remaining unamortized balance of holding gains on securities classified as held to maturity totaled $252 thousand as of December 31, 2013.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. Due to market fluctuations which occurred during 2013, the Company had net unrealized losses on available for sale securities totaling $1.5 million at December 31, 2013 compared to net unrealized gains of $683 thousand at December 31, 2012. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at December 31, 2013 was comprised of federal agency securities (54%), federal agency mortgage backed securities and agency collateralized mortgage obligations (23%), obligations of states and political subdivisions (21%, primarily federal taxable municipal securities), and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2013 or 2012, respectively, and recorded no OTTI charges during either of the years ended December 31, 2013 or 2012.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2013. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale As of December 31, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$25,000	0.00%	$15,232	1.39%	$7,829	1.92%	$—	—	$48,061	0.75%
Obligations of states and political subdivisions	—	—	509	1.21%	3,639	2.08%	3,673	3.63%	7,821	2.75%
Federal agency mortgage backed securities	—	—	—	—	4,602	2.00%	15,952	2.22%	20,554	2.17%
CMO’s	—	—	—	—	411	1.19%	348	2.93%	759	1.99%
Other debt securities	250	0.61%	504	0.85%	453	4.37	—	0.00%	1,207	0.48%
Money market mutual fund	234	0.00%	—	—	—	—	—	—	234	0.00%

Total investments available for sale	$25,484	0.01%	$16,245	0.00%	$16,934	0.00%	$19,973	2.49%	$78,636	1.33%

	Securities Held to Maturity As of December 31, 2013
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$—	—	$1,586	2.87%	$9,377	4.19%	$10,963	4.00%

Total investments held to maturity	$—	—	$—	—	$1,586	2.87%	$9,377	4.19%	$10,963	4.00%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity as of each of the three years ended December 31, 2013, 2012 and 2011 are shown in the following table:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)

Available For Sale:
Obligations of U.S. government agencies and corporations	$48,612	$48,061	$1,000	$1,001	$6,000	$6,007
Obligations of states and political subdivisions	8,321	7,821	11,304	11,857	8,511	9,053
Federal agency mortgage-backed securities	20,908	20,554	3,552	3,681	9,861	10,173
Federal agency collateralized mortgage obligations	758	759	—	—	—	—
Other debt securities	1,252	1,207	—	—	—	—
Money market mutual fund	234	234	140	140	28	28

Total investment securities available for sale	$80,085	$78,636	$15,996	$16,679	$24,400	$25,261

Held To Maturity:
Obligations of states and political subdivisions	$10,963	$10,268	$—	$—	$—	$—

Total held to maturity	$10,963	$10,268	$—	$—	$—	$—

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At December 31, 2013 and December 31, 2012, First Priority Bank held $110 thousand and $50 thousand, respectively, in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. This increase between the two dates is attributable to the merger with Affinity. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.62 million and $1.29 million as of December 31, 2013 and 2012, respectively. The increase in investments is attributable to the incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2013, total loans were $335.7 million, representing an increase of $91.4 million or 37.4% from total loans outstanding of $244.3 million at December 31, 2012. Excluding the loan balances acquired from Affinity as of February 28, 2013 totaling $77.4 million, loans grew $14.0 million, or 5.7% from December 31, 2012. Net loan growth in 2013 was impacted by a high level of loan payoffs which totaled approximately $30 million for the year.

The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2013:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$76,659	23%	$62,366	26%	$58,741	24%	$57,546	25%	$51,567	26%
Commercial Mortgage	149,492	45%	93,775	38%	82,190	34%	75,663	32%	56,260	29%
Commercial Construction	4,373	1%	4,112	2%	4,494	2%	4,693	2%	5,847	3%

Total Commercial	230,524	69%	160,253	66%	145,425	60%	137,902	59%	113,674	58%

Residential Mortgage	56,979	17%	49,354	20%	57,263	24%	57,618	25%	42,011	22%

Home Equity Lines	29,263	9%	20,654	8%	20,945	9%	19,186	8%	17,511	9%
Other Consumer	19,317	6%	14,298	6%	16,685	7%	19,050	8%	22,338	11%

Total Consumer	48,580	14%	34,952	14%	37,630	16%	38,236	16%	39,849	20%

Total Loans	336,083	100%	244,559	100%	240,318	100%	233,756	100%	195,534	100%

Net deferred loan (fees) or costs	(346)	—	(284)	—	(203)	—	(216)	—	(79)	—

Total	$335,737	100%	$244,275	100%	$240,115	100%	$233,540	100%	$195,455	100%

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Pricing for residential mortgages and home equity loans is subject to market conditions, the applicant’s income and qualified credit bureau score and the collateral’s loan to value ratio. Residential mortgages have amortization terms up to but not longer than 30 years and home equity loans generally have maturities up to 10 years. Residential mortgages and home equity loans typically require a loan to value ratio of not greater than 80%.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2013, commercial mortgage loans totaled $149.5 million consisting of $102.2 million of loans to finance commercial business properties, of which 56% are owner occupied, $9.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.5 million for other purposes. In addition, as of December 31, 2013, loans to lessors of non-residential buildings totaled $64.0 million which is included in commercial mortgage loans; of this amount, $30.4 million, or 47.5% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of December 31, 2013, totaled 19% and 179% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2013 and 2012.

	At December 31, 2013
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
Commercial and Industrial	$38,364	$27,721	$10,574	$76,659
Commercial Mortgage	14,006	80,039	55,447	149,492
Commercial Construction	3,547	650	176	4,373
Residential Mortgage Loans	5,252	5,468	46,259	56,979
Home Equity Lines of Credit	5,349	15,014	8,900	29,263
Other Consumer	10,554	4,773	3,990	19,317

Total Loans	$77,072	$133,665	$125,346	$336,083

Percentage composition of maturity	23%	40%	37%	100%

Loans with fixed predetermined interest rates	$21,734	$91,448	$27,186	$140,368
Loans with variable or floating interest rates (1)	55,338	42,217	98,160	195,715

Total Loans	$77,072	$133,665	$125,346	$336,083

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

	At December 31, 2012
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
Commercial and Industrial	$44,768	$14,018	$3,580	$62,366
Commercial Mortgage	13,082	59,523	21,170	93,775
Commercial Construction	4,112	—	—	4,112
Residential Mortgage Loans	3,688	4,402	41,264	49,354
Home Equity Lines of Credit	—	5,750	14,904	20,654
Other Consumer	11,109	1,684	1,505	14,298

Total Loans	$76,759	$85,377	$82,423	$244,559

Percentage composition of maturity	31%	35%	34%	100%

Loans with fixed predetermined interest rates	$26,319	$69,034	$10,527	$105,880
Loans with variable or floating interest rates (1)	50,440	16,343	71,896	138,679

Total Loans	$76,759	$85,377	$82,423	$244,559

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

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

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$1,932
Non-accrual loans	4,276	4,093	6,816	1,356	2,772

Total non-performing loans (1)	4,276	4,093	6,816	1,356	4,704
Other real estate owned	914	184	230	2,223	—
Repossessed assets (2)	75	—	89	46	—

Total non-performing assets (3)	5,265	4,277	7,135	3,625	4,704

Performing troubled debt restructurings (4)	974	4,279	—	—	—

Total non-performing assets and performing troubled debt restructurings	$6,239	$8,556	$7,135	$3,625	$4,704

Non-performing loans as a percentage of total loans	1.27%	1.68%	2.84%	0.58%	2.41%
Non-performing assets as a percentage of total assets	1.18%	1.55%	2.50%	1.35%	2.00%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.40%	3.11%	2.50%	1.35%	2.00%
Ratio of allowance to non-performing loans at end of period	53%	60%	36%	167%	50%
Ratio of allowance to non-performing assets at end of period	43%	58%	35%	62%	50%
Allowance for loan losses as a percentage of total loans	0.68%	1.01%	1.03%	0.97%	1.21%
Allowance for loan losses as a percentage of originated loans (5)	0.79%	1.01%	1.03%	0.97%	1.21%
Allowance for loan losses as a percentage of originated non-performing loans (5)	155%	60%	36%	167%	50%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
(5)	The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, the acquired loans are excluded from the calculation of loan loss reserves as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value.

Total non-performing loans were $4.3 million at December 31, 2013, an increase of $183 thousand from the $4.1 million at December 31, 2012. The addition of acquired non-accrual loans totaled $2.4 million from the merger with Affinity, which as of December 31, 2013 have remaining balances of $2.2 million. Also, six new loan relationships moved to non-accrual status during the year ended December 31, 2013, totaling $1.4 million. These increases were partially offset by the liquidation of three properties totaling $2.4 million resulting in substantially no gain or loss. In addition, one loan totaling $395 thousand was upgraded to performing status and two loans were partially charged-off in the amount of $530 thousand. Non-performing loans as a percentage of total loans at December 31, 2013 was 1.27%, down from 1.68% at December 31, 2012.

Other real estate owned totaled $914 thousand at December 31, 2013 and $184 thousand at December 31, 2012, an increase of $730 thousand. Repossessed assets totaled $75 thousand at December 31, 2013; there were no repossessed assets at December 31, 2012. Non-performing assets totaled $5.3 million, or 1.18% of total assets, as of December 31, 2013, compared to $4.3 million, or 1.55% of total assets as of December 31, 2012.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2013 and 2012, First Priority’s performing troubled debt restructurings totaled $974 thousand and $4.3 million, respectively. As of each period, there was a single commercial loan relationship with balances of $831 thousand and $818 thousand, as of each respective date, which was restructured in the first quarter of 2012 whereby the loan’s maturity date was extended at a current market rate. Also, as of December 31, 2013, there was another commercial loan relationship, acquired through the merger with Affinity, totaling $143 thousand which was paid current. At December 31, 2012, performing troubled debt restructurings also consisted of one commercial loan with an outstanding balance of $3.3 million, and a related residential real estate loan totaling $132 thousand, which was previously restructured and placed on non-accrual status due to financial difficulties of the business and was extended by the Bank at a below market rate for a specific period of time. This commercial loan, along with a related residential mortgage loan, were reclassified to performing status in the fourth quarter of 2012 based on improving financial performance of the company. In 2013, this loan was restructured as a Small Business Association guaranteed loan.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of December 31, 2013 and 2012, loans past due 30 to 89 days and still accruing totaled $567 thousand and $674 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.44% and 1.95%, respectively, of total loans outstanding.

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

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $119 thousand for acquired impaired loans. There were no acquired loans as of December 31, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $133 thousand on acquired non-impaired loans. There were no acquired loans as of December 31, 2012.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $301 thousand and $74 thousand for the years ended December 31, 2013 and 2012, respectively.

Based on the information available as of December 31, 2013, management believes that the allowance for loan losses of $2.3 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at the beginning of period	$2,460	$2,470	$2,261	$2,358	$1,777

Charge-offs:
Commercial and Industrial	339	450	544	1,094	171
Commercial Mortgage	188	32	—	333	307
Commercial Construction	—	—	—	—	—
Residential Mortgage Loans	14	—	—	—	—
Home equity lines of credit	332	190	259	—	250
Other consumer loans	21	—	72	—	—

Total loans charged off	894	672	875	1,427	728

Recoveries:
Commercial and Industrial	35	3	2	23	—
Commercial Mortgage	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Mortgage Loans	7	—	—	—	—
Home equity lines of credit	5	—	—	—	—
Other consumer	15	19	—	—	—

Total recoveries	62	22	2	23	—

Net loans charged off	832	650	873	1,404	728

Provision charged to operations	645	640	1,082	1,307	1,309

Balance at end of period	$2,273	$2,460	$2,470	$2,261	$2,358

Average loans (1)	$318,240	$242,083	$238,456	$208,818	$185,524

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.26%	0.27%	0.37%	0.67%	0.39%

Allowance for loan losses as a percentage of total loans	0.68%	1.01%	1.03%	0.97%	1.21%
Allowance for loan losses as a percentage of originated loans	0.79%	1.01%	1.03%	0.97%	1.21%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.3 million at December 31, 2013 and $2.5 million at December 31, 2012, which represented 0.68% and 1.01% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of December 31, 2013 was 0.79%. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.6 million representing a specific credit valuation adjustment. As of December 31, 2013, the unamortized portion of the general credit fair value adjustment totaled $906 thousand and the total specific credit market valuation adjustment totaled $1.4 million, inclusive of $56 thousand of unamortized accretable discount. Additionally, the combination of these remaining credit fair value adjustments related to acquired loans, totaling $2.3 million, and the allowance for loan losses of $2.3 million, or a total of $4.6 million, would equate to 1.36% of total loans outstanding as of December 31, 2013. There were no acquired loans as of December 31, 2012. Net charge-offs for the Company totaled $832 thousand for the year ended December 31, 2013, compared to $650 thousand for the same period in 2012.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$445	23%	$566	26%	$1,404	24%	$321	25%	$1,110	26%
Commercial Mortgage	452	45%	559	38%	198	34%	487	32%	559	29%
Commercial Construction	12	1%	31	2%	10	2%	9	2%	43	3%
Residential Mortgage Loans	149	17%	176	20%	190	24%	382	25%	140	22%
Home Equity Lines of Credit	177	9%	89	8%	94	9%	123	8%	89	9%

Other Consumer Loans	67	6%	41	6%	34	7%	103	8%	77	11%

Total Allocated	1,302	100%	1,462	100%	1,930	100%	1,425	100%	2,018	100%

Unallocated	971		998		540		836		340

TOTAL	$2,273		$2,460		$2,470		$2,261		$2,358

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $112 thousand has been provided on originated impaired loans of $4.4 million at December 31, 2013 compared to a specific allocation of $616 thousand related to $10.7 million of impaired loans at December 31, 2012. The decrease in the level of the specific allocation for loan losses is partially due to an improvement in the financial conditions of four borrowers with previous outstanding balances of $7.0 million with specific allocations totaling $365 thousand which were refinanced or upgraded. Additionally two properties with loan balances of $2.3 million and specific reserves of $151 thousand were liquidated with substantially no gain or loss, while one loan with a specific reserve of $100 thousand was charged off. During this same time, two investment properties with a loan balance of $514 thousand and specific reserve of $20 thousand and a commercial line of credit with a balance of $74 thousand and a specific reserve of $54 thousand were added to impaired loans, while specific reserves on previously impaired loans increased by $38 thousand on a net basis.

The December 31, 2013 qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses of $1.2 million compared to $846 thousand at December 31, 2012.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2013, these loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $357.4 million at December 31, 2013 compared to $233.0 million at December 31, 2012, representing an increase of $124.4 million, or 53.4%. Deposits acquired through the merger with Affinity totaling $150.9 million were partially offset by the planned maturities of brokered certificates of deposit totaling $15.3 million and maturities of other retail time deposits of $12.5 million. In addition, excluding those deposits acquired through the merger, non-interest bearing demand accounts grew $10.1 million and interest bearing NOW accounts grew $2.2 million while money market and savings deposits declined $11.0 million.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the year ended December 31, 2013 compared to December 31, 2012, First Priority recorded total increases in transaction account balances of $62.1 million, or 165.4%, with non-interest bearing transaction accounts increasing $19.8 million and interest bearing transaction accounts increasing $42.3 million of the total growth. Also during this period money market and savings accounts increased $43.0 million, or 72.1%, for a net increase in these key core deposit categories of $105.1 million, or 108.1%, which comprise 57% of total deposits as of December 31, 2013.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2013 and December 31, 2012, brokered deposits totaled $36.2 million and $48.5 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 19 – “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three years ended December 31, 2013.

	For the year ended December 31,
	2013		2012		2011
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$37,642		$26,310		$20,261

Demand, interest-bearing	40,500	0.27%	7,231	0.30%	2,924	0.27%
Money market and savings deposits	98,942	0.39%	54,866	0.64%	50,770	0.87%
Time deposits	152,844	1.63%	148,157	1.97%	166,914	2.11%

Total interest-bearing deposits	292,286	1.02%	210,254	1.56%	220,608	1.80%

Total deposits	$329,928		$236,564		$240,869

The maturity distribution of time deposits of $100,000 or more as of December 31, 2013, is as follows:

December 31, 2013
(Dollars in thousands)
Three Months or Less	$14,993
Over Three Through Six Months	6,380
Over Six Through Twelve Months	8,822
Over Twelve Months	49,709

TOTAL	$79,904

Short-Term Borrowed Funds

At December 31, 2013, First Priority had short-term borrowings totaling $33.6 million, consisting of overnight or less than 30 day advances from the FHLB. There were no short-term borrowings at December 31, 2012. Advances from the FHLB at December 31, 2013 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2013 and 2012. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	2013	2012
	(Dollars in thousands)

Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month-end balance	$492	$—
Average daily balance during the year	$30	$15
Weighted average rate during the year	0.51%	0.58%

FHLB short-term borrowings:
Balance at year end	$33,625	$—
Weighted average rate at year end	0.24%	—
Maximum month-end balance	$33,625	$8,900
Average daily balance during the year	$9,768	$3,146
Weighted average rate during the year	0.25%	0.26%

Long-Term Debt

Long term debt totaled $11.0 million and $13.0 million at December 31, 2013 and 2012, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% and 1.37% at each of these dates, respectively, and an average remaining life of 3.2 years and 3.6 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $12.3 million for the year ended December 31, 2013 and $8.2 million during the same period in 2012 with an average rate of 1.18% in 2013 and 2.75% for the same period in 2012. The maximum month end balance of these borrowings during 2013 was $26.0 million which occurred as of February 28, 2013 immediately following the merger with Affinity; subsequently, during March 2013, these incremental borrowings totaling $13.0 million were entirely paid off. The maximum month end balance of long term borrowings during 2012 was $13.0 million.

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

Shareholders’ equity totaled $42.4 million and $27.7 million at December 31, 2013 and December 31, 2012, respectively. The increase in shareholders’ equity of $14.7 million during 2013 resulted primarily from the issuance of $6.6 million of common equity through the private placement, incremental capital related to the acquisition of Affinity totaling $10.1 million and net income of $196 thousand; partially offset by preferred dividends paid of $479 thousand and volatility related to unrealized losses on investment securities of $1.9 million.

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

The following table sets forth First Priority Bank’s capital ratios for the three years ended December 31, 2013. For each period, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well- Capitalized”	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011

First Priority Bank:
Total risk-based capital	10.00%	12.90%	12.48%	12.61%
Tier 1 risk-based capital	6.00%	12.19%	11.39%	11.48%
Tier 1 leverage capital	5.00%	9.48%	9.40%	8.81%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio improved during the period from December 31, 2012 to December 31, 2013 due primarily to the impact of the merger with Affinity and the issuance of $6.6 million in equity capital through the private placement offering and the related restructuring of the overall balance sheet that resulted due to the merger.

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

In December 2013, Federal banking regulators issued rules for complying with the Volker Rule provision of the Dodd-Frank Act. The Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volker Rule. Therefore, the Bank does not have any additional compliance obligations under the Volker Rule.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Return on Average Equity and Assets

The following table shows the return on average assets (net income to common shareholders divided by total average assets), return on equity (net income to common shareholders divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2013.

	At or for the years ended December 31,
	2013	2012	2011	2010	2009

Return on average assets	0.05%	0.27%	0.02%	-0.08%	-0.61%
Return on average equity	0.47%	2.70%	0.26%	-0.75%	-5.72%
Average equity to average assets ratio	10.50%	10.07%	9.68%	11.23%	10.74%

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

At December 31, 2013 and December 31, 2012, outstanding commitments to extend credit consisting of unfunded commitments under lines of credit were $77.7 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.3 million of performance standby letters of credit outstanding, and as of December 31, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of December 31, 2013 and December 31, 2012 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of December 31, 2013, the bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At December 31, 2013, wholesale funding sources totaled $80.8 million and were comprised of $36.2 million of brokered certificates of deposit and $44.6 million of FHLB advances. At December 31, 2012, wholesale funding sources totaled $61.5 million and were comprised of $48.5 million of brokered certificates of deposit and $13.0 million of secured funding from the FHLB. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of December 31, 2013 and December 31, 2012, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At December 31, 2013 and December 31, 2012, First Priority Bank also had borrowing capacity with the FHLB of $107 million and $85 million, respectively, with advances outstanding against this capacity of $44.6 million and $13.0 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $6.0 million at December 31, 2013 compared to $6.2 million at December 31, 2012

Interest Rate Sensitivity

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

One tool used to monitor interest rate risk is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between interest-earning assets and interest-bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by changing the mix, pricing and repricing characteristics of assets and liabilities, through management of its investment portfolio, loan and deposit product offerings, and through wholesale funding. Managing the amount of assets and liabilities repricing in the same time interval helps to minimize the impact on net interest income of rising or falling interest rates. First Priority generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when First Priority is liability-sensitive.

At December 31, 2013, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2013, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

Interest Rate Sensitivity Report

As of December 31, 2013

(Dollars in thousands)

	1-90 days	91-365 days	1-5 years	5 years and over	Total
Interest-Sensitive Assets
Federal funds sold and deposits in banks	$6,031	$—	$—	$—	$6,031
Loans receivable	34,109	50,711	231,736	19,181	335,737
Investment securities available for sale	26,527	1,501	19,152	31,456	78,636
Investment securities held to maturity	—	202	516	10,245	10,963

Total Interest Earning Assets	$66,667	$52,414	$251,404	$60,882	$431,367

Cumulative Total	$66,667	$119,081	$370,485	$431,367

Interest-Sensitive Liabilities
Interest-bearing demand	$6,650	$10,960	$31,645	$2,435	$51,690
Savings accounts	870	1,743	2,905	290	5,808
Money market accounts	12,105	36,305	43,565	4,841	96,816
Time deposits	20,583	38,680	95,180	666	155,109
Borrowed funds	33,625	—	11,000	—	44,625

Total	$73,833	$87,688	$184,295	$8,232	$354,048

Cumulative Total	$73,833	$161,521	$345,816	$354,048

Gap	$(7,166)	$(35,274)	$67,109	$52,650

Cumulative gap	$(7,166)	$(42,440)	$24,669	$77,319

Interest-sensitive assets/interest-sensitive liabilities (cumulative)	0.9	0.7	1.1	1.2

Cumulative Gap/total earning assets	-1.7%	-9.8%	5.7%	17.9%

Contractual Obligations

First Priority Bank utilizes a variety of deposit products and short-term borrowings to supplement its supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Brokered certificates of deposit, borrowings from the FHLB, borrowings under correspondent bank lines of credit and repurchase agreements serve as the primary sources of such funds.

Obligations under non-cancelable operating lease agreements are payable over several years with the longest obligation expiring in 2029. Management does not believe that any existing non-cancelable operating lease agreements are likely to materially impact First Priority’s financial condition or results of operations in an adverse way.

The following table provides payments due by period for contractual obligations as of December 31, 2013.

	Payments Due by Period
	Within 1 Year	Over 1 through 2 Years	Over 2 through 3 Years	Over 3 through 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$59,599	$41,076	$26,807	$27,607	$20	$155,109
Operating lease obligations	1,285	1,253	1,061	1,492	4,205	9,296
Long-term debt	—	1,000	3,000	7,000	—	11,000
Short-term borrowings	33,625	—	—	—	—	33,625
Accrued interest payable	313	—	—	—	—	313

Total	$94,822	$43,329	$30,868	$36,099	$4,225	$209,343

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

We have audited the accompanying consolidated balance sheet of First Priority Financial Corp. and its subsidiary (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. and subsidiary at December 31, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, Pennsylvania

March 28, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

We have audited the accompanying consolidated balance sheet of First Priority Financial Corp. and its subsidiary (the “Company”) as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. and its subsidiary as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

April 9, 2013

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$5,217	$4,841
Interest-bearing deposits in banks	6,031	6,175

Total cash and cash equivalents	11,248	11,016
Securities available for sale, at fair value (amortized cost: $80,085 and $15,996, respectively)	78,636	16,679
Securities held to maturity, at amortized cost (fair value: $10,268 and $0, respectively)	10,963	—
Loans receivable	335,737	244,275
Less: allowance for loan losses	2,273	2,460

Net loans	333,464	241,815
Restricted investments in bank stocks	2,731	1,337
Premises and equipment, net	2,533	901
Accrued interest receivable	1,454	1,040
Other real estate owned	914	184
Goodwill	2,725	1,194
Intangible assets with finite lives, net	494	—
Other assets	926	980

Total Assets	$446,088	$275,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$47,997	$28,176
Interest-bearing	309,423	204,867

Total deposits	357,420	233,043
Short-term borrowings	33,625	—
Long-term debt	11,000	13,000
Accrued interest payable	313	378
Other liabilities	1,338	1,015

Total Liabilities	403,696	247,436

Commitments and contingencies (Note 18)	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,570	4,513
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	231	236
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,594	4,593
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2013: 6,438,994; 2012: 3,144,003	6,439	3,144
Surplus	39,780	26,230
Accumulated deficit	(12,025)	(11,689)
Accumulated other comprehensive income (loss)	(1,197)	683

Total Shareholders’ Equity	42,392	27,710

Total Liabilities and Shareholders’ Equity	$446,088	$275,146

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2013	2012
Interest Income
Loans receivable, including fees	$16,391	$12,293
Securities—taxable	1,081	687
Securities—exempt from federal taxes	112	91
Interest bearing deposits and other	65	7

Total Interest Income	17,649	13,078

Interest Expense
Deposits	2,979	3,287
Short-term borrowings	25	8
Long-term debt	145	225

Total Interest Expense	3,149	3,520

Net Interest Income	14,500	9,558
Provision for Loan Losses	645	640

Net Interest Income after Provision for Loan Losses	13,855	8,918

Non-Interest Income
Wealth management fee income	367	255
Gains on sales of investment securities	—	685
Other	372	175

Total Non-Interest Income	739	1,115

Non-Interest Expenses
Salaries and employee benefits	6,805	5,366
Occupancy and equipment	2,067	1,042
Data processing equipment and operations	886	518
Professional fees	779	516
Marketing, advertising, and business development	186	71
FDIC insurance assessments	334	243
Pennsylvania bank shares tax expense	379	227
Collateral protection expense	—	168
Merger related costs	1,534	484
Other real estate owned	347	50
Other	1,048	595

Total Non-Interest Expenses	14,365	9,280

Income before Income Tax Expense	229	753
Federal Income Tax Expense	33	—

Net Income	$196	$753

Preferred dividends, including net amortization	532	532

Income (loss) to Common Shareholders	$(336)	$221

Income (loss) per common share:
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.07
Weighted average common shares outstanding
Basic	5,822	3,144
Diluted	5,822	3,150

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (loss)

(In thousands, except share and per share data)

	For the year ended December 31,
	2013	2012
Net income	$196	$753

Other comprehensive loss:
Securities available for sale:
Net unrealized gains (losses) arising during the period	(2,132)	507
Reclassification adjustment for realized gains included in net income	—	(685)

Net unrealized losses on securities available for sale	(2,132)	(178)

Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:

Reclassification adjustment for net unrealized holding gains on securities transferred	293	—
Amortization of net unrealized holding gains to income during the period	(41)	—

Net unrealized holding gains on securities transferred during the period	252	—

Total other comprehensive loss	(1,880)	(178)

Total comprehensive income (loss)	$(1,684)	$575

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2013 and 2012

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

Balance—December 31, 2011	$9,289	$3,142	$26,062	$(11,910)	$861	$27,444

Preferred stock dividends	—	—	—	(479)	—	(479)
Net amortization on preferred stock	53	—	—	(53)	—	—
Issuance of 1,775 shares of restricted common stock, net of forfeitures	—	2	(2)	—	—	—
Net income	—	—	—	753	—	753
Other comprehensive income	—	—	—	—	(178)	(178)
Stock options expense	—	—	170	—	—	170

Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710

Preferred stock dividends	—	—	—	(479)	—	(479)
Net amortization on preferred stock	53	—	—	(53)	—	—
Issuance of 92,700 shares of restricted common stock, net of forfeitures	—	93	(93)	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,933,665 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,934	8,204	—	—	10,138
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net income	—	—	—	196	—	196
Other comprehensive loss	—	—	—	—	(1,880)	(1,880)
Stock options expense	—	—	136	—	—	136

Balance—December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$196	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	640
Provision for foreclosed asset losses	122	102
Depreciation and amortization	420	250
Net (accretion) amortization of securities premiums	(321)	66
Stock based compensation expense	136	170
Gains on sales of investment securities	—	(685)
Net losses on sales of other real estate	3	—
Loss on disposal of fixed assets	67	—
Increase (decrease) in accrued interest receivable	(16)	16
Increase in other assets	365	194
Decrease in accrued interest payable	(260)	(104)
Increase in other liabilities	21	327

Net Cash Provided by Operating Activities	1,378	1,729

Cash Flows from Investing Activities
Net increase in loans	(14,570)	(4,810)
Purchases of securities available for sale	(62,424)	(11,305)
(Purchase)/Redemption of restricted stock	(296)	124
Proceeds from maturities or calls of securities available for sale	18,624	8,339
Proceeds from the sale of securities available for sale	2,001	11,989
Proceeds related to receivables for investment securities sold	33,630	—
Proceeds from the sale of other real estate owned	487	—
Purchase of premises and equipment	(229)	(96)
Net cash received from acquisition	24,419	—

Net Cash Provided by Investing Activities	1,642	4,241

Cash Flows from Financing Activities
Net decrease in deposits	(26,158)	(12,693)
Net increase (decrease) in short-term borrowings	33,625	(3,000)
Repayment of long-term FHLB borrowings	(16,358)	—
Proceeds from long-term FHLB borrowings	—	5,000
Proceeds from issuance of common stock	6,572	—
Cash dividends paid on preferred stock	(469)	(479)

Net Cash Used in Financing Activities	(2,788)	(11,172)

Net Increase (Decrease) in Cash and Cash Equivalents	232	(5,202)
Cash and Cash Equivalents—Beginning	11,016	16,218

Cash and Cash Equivalents—Ending	$11,248	$11,016

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfers of loans receivable to other real estate owned	$2,542	$—
Receivable on investment security calls	$249	$—
Transfer of available for sale securities to held to maturity securities	$11,166	$—
Cash paid for interest on deposits and borrowings	$3,777	$3,624
Cash paid for income taxes	$—	$47

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

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.4 million in loans and deposits of $150.9 million. Total incremental equity resulting from the transaction totaled $10.1 million. Affinity operated five branch offices within the Berks County, Pennsylvania market. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. Also, in conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2013, First Priority had total assets of $446.1 million and total shareholders’ equity of $42.4 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2013, First Priority Bank had total assets of $446.1 million, total loans of $335.7 million, total deposits of $358.5 million and total shareholder’s equity of $41.7 million.

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

First Priority Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. In addition, various life insurance products are offered through First Priority Bank, and the Bank has also entered into solicitation agreements with several investment advisors to provide portfolio management services to customers of the Bank.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, impairment of investments, the valuation of deferred tax assets and the valuation of other real estate owned.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and short-term money market securities. Generally, Federal funds are purchased or sold for one day periods. Short-term investments are generally purchased with a maturity date of less than three months.

The Company is required to maintain cash reserves that are considered restrictions on cash and cash equivalents which consist of required reserves with the Federal Reserve Bank, related to our deposit liabilities. At December 31, 2013 and 2012, these reserve balances were $2.6 million and $167 thousand, respectively.

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

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the terms of the securities. Transfer of securities into held to maturity from available for sale are made at fair value at the date of transfer. The unrealized gain/loss at date of transfer is retained in other comprehensive income, and in the current value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Management team with experience, depth, and knowledge in banking and in many areas of lending. Each contributes to the sound credit culture and control within the Company.

5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.

6.	The Company engages a third party to perform an independent review of the loan portfolio as a measure for quality and consistency in credit evaluation and credit decisions.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

A majority of the Company’s loans are to business owners of many types. The Company makes commercial loans for real estate development and other business purposes required by our customers.

The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $119 thousand for acquired impaired loans. There were no acquired loans as of December 31, 2012.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining unamortized general credit fair value adjustment for loans evaluated collectively for impairment. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $133 thousand on acquired non-impaired loans. There were no acquired loans as of December 31, 2012.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and generally are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are generally carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (write-downs) are included in other non-interest expenses. Any gain or loss upon the sale of real estate owned is charged to operations as incurred.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment in an acquisition or merger are recorded on acquisition date at fair value. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years beginning when the assets are placed in service. Buildings are depreciated from 15 to 20 years, leasehold improvements are depreciated from 3 to 15 years, furniture, fixtures and equipment are depreciated from 5 to 10 years, automobiles are depreciated from 3 to 10 years and computer equipment and data processing software are depreciated from 2 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. In addition, the Company also sponsored a SIMPLE IRA defined contribution retirement plan for all eligible former Affinity Bank employees. The Company matched a portion of an employee’s annual compensation, as required by the plan. The Company terminated the SIMPLE IRA plan as of December 31, 2013 and former participants in the SIMPLE IRA plan were eligible to elect participation in the Company’s 401(K) plan beginning January 1, 2014. The Company’s total matching contributions related to these plans resulted in expenses of $107 thousand and $82 thousand for the years ended December 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

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

Core deposit and other intangible assets acquired in acquisitions are identified, recognized and amortized based upon the estimated economic benefits received.

The Company also acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, in February 2008, totaling $2.0 million which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the NOL related to Prestige, the impact of this reduction in the Company’s tax liability would be recorded as a reduction of goodwill.

Segment Information

First Priority has one reportable segment, Community Banking. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. Lending activities are dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

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

The Company adopted guidance on accounting for uncertainty in income taxes as presented in FASB Interpretation No. 48. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2013 and December 31, 2012.

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

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2013 and 2012, compensation expense related to outstanding stock options and restricted stock grants totaled $136 thousand and $170 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of operations. There was no tax benefit recognized related to this stock-based compensation.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income (loss). The Consolidated Statements of Comprehensive Income do not include the effects of income taxes due to the full valuation allowance on deferred tax assets as of December 31, 2013 and 2012, respectively.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	December 31,
	2013	2012
	(Dollars in thousands)
Sale of investment securities available-for-sale	$—	$685	Realized gain on sale of securities
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	41	—	Interest Income

Total reclassification	$41	$685

Accumulated other comprehensive income (loss) at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$(1,449)	$683
Net unrealized holding gains on securities transferred between available for sale and held to maturity	252	—

Total	$(1,197)	$683

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

The merger is being accounted for using acquisition accounting, which requires the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $174.4 million, which consisted of $77.4 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.5 million. The fair value of liabilities assumed aggregated $165.7 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off in the first quarter of 2013. The transaction added $10.1 million to First Priority’s equity based on the fair value of stock issued in the acquisition. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Company continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values.

(In thousands, except share and per share data)	February 28, 2013
Purchase Price Consideration in Common Stock	1,970,706
Affinity common shares settled for stock
Exchange ratio	0.9813
First Priority shares issued	1,933,665
Fair value assigned to First Priority’s common shares	$5.22
Acquisition cost of Affinity common shares exchanged for First Priority Stock—Total Acquisition cost	$10,094
Acquisition cost of Consideration—fair value of Affinity Options Rolled over to First Priority Options	44

Total Acquisition cost	$10,138

Identifiable assets:
Cash and due from banks	$24,419
Securities available for sale	33,253
Loans and leases	77,359
Intangible assets	582
Other assets	38,738

Total identifiable assets	174,351
Liabilities:
Deposits	$150,904
Long-term borrowings	14,358
Other liabilities	482

Total liabilities	165,744

Net goodwill resulting from merger	$1,531

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

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were recorded at fair value and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. Effectively at the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.6 million. The balance of purchased credit impaired loans at December 31, 2013 was $2.1 million, net of a remaining unamortized non accretable discount of $1.3 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount of $292 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

The following is a summary of the acquired impaired loans resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$5,577
Contractual cash flows not expected to be collected	2,441

Expected cash flows at acquisition	3,136
Interest component of expected cash flows	359

Basis in acquired loans at acquisition—estimated fair value	$2,777

The following table presents the changes in accretable yield related to purchased-credit-impaired loans (dollars in thousands):

Acquired Impaired Loans
Accretable yield balance, beginning of period	$—
Additions resulting from acquisition	293
Accretion to interest income	(167)
Reclassification from nonaccretable difference and disposals, net	(70)

Accretable yield balance, end of period	$56

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

Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The CDI value represents the future economic benefit of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible of $582 thousand is being amortized over an estimated useful life of approximately 10 years. Amortization expense was $88 thousand for the year ended December 31, 2013.

The following table shows amortization expense for the core deposit intangible for the next 5 years:

In thousands
2014	$97
2015	86
2016	76
2017	65
2018	55

Management used specific market quotations from the FHLB to fair value long-term FHLB advances. These borrowings were subsequently paid off by the Company in the first quarter of 2013 at the recorded fair values.

In addition, the Company has determined, based on the analysis of available positive and negative evidence, that a valuation allowance should be recorded against deferred taxes of the Company. Therefore, the incremental net deferred tax assets resulting from the merger with Affinity, totaling $1.8 million, were fully reserved by a valuation allowance. Affinity had a Federal net operating loss carryforward (“NOL”) for tax purposes of $1.5 million, or a $497 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2032 if not fully utilized. The $497 thousand deferred tax asset related to the NOL is included in the $1.8 million net deferred tax asset discussed above.

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

A summary of merger related costs included in the consolidated statements of operations follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012

Accounting	$26	$94
Branch consolidation	103	—
Investment banking	350	—
Investor & customer document printing and filing	153	44
Legal	5	346
Purchase accounting consulting	50	—
Salaries and employee benefits	83	—
System contract termination	314	—
System conversion/deconversion costs	450	—

	$1,534	$484

Pro Forma Condensed Combined Financial Information

The following table presents unaudited pro forma information as if the merger between First Priority and Affinity had been completed on January 1, 2012. These amounts do not include merger related expenses. Supplemental pro forma earnings for 2013 were adjusted to exclude $1.53 million and $484 thousand of merger related costs incurred in the year ended December 31, 2013 and 2012, respectively; the results for the year ended 2012 were adjusted to include these charges. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Affinity at the beginning of 2012. Cost savings are also not reflected in the unaudited pro forma amounts for the periods presented, respectively. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

	For the year ended December 31,
	2013	2012
	(Dollars in thousands)
Total revenue, consisting of net interest income plus non-interest income	$17,019	$16,455
Net income (loss)	$2,431	$(216)

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

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date”. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 31, 2013, and early adoption is permitted. We are currently evaluating the implications of ASU 2013-04.

In January 2014, the FASB issued ASU 2014-04 “Reclassification of Residential Real Estate Collateral Consumer Mortgage Loans upon Foreclosure”. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and early adoption is permitted. We are currently evaluating the implications of ASU 2014-04.

Note 4—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the year ended December 31, 2013 diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive. For the year ended December 31, 2013 and 2012 there were 851 thousand and 712 thousand common stock equivalent shares, all of which were antidilutive and therefore, excluded from earnings per share calculations.

The calculations of basic and diluted earnings (loss) per common share are presented below for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
	(In thousands, except per share information)
Net income	$196	$753
Less: preferred stock dividends	(479)	(479)
Less: net discount accretion on preferred stock	(53)	(53)

Income (loss) to common shareholders	$(336)	$221

Average basic common shares outstanding	5,822	3,144
Effect of dilutive stock options	—	6

Average number of common shares used to calculate diluted earnings per common share	5,822	3,150

Basic earnings (loss) per common share	$(0.06)	$0.07
Diluted earnings (loss) per common share	$(0.06)	$0.07

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$229	$229
Preferred Series B	20	20
Preferred Series C	230	230

Total preferred dividends	$479	$479

Net accretion (amortization) on preferred stock:
Preferred Series A	$(57)	$(57)
Preferred Series B	5	6
Preferred Series C	(1)	(2)

Total net accretion (amortization) on preferred stock	$(53)	$(53)

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

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by a method which approximates the interest method over the term of the securities.

During the second quarter of 2013, the Company transferred securities with fair values of $11.2 million of obligations of states and political subdivisions from available for sale securities to held to maturity securities. Net unrealized holding gains arising prior to the reclassification date as of May 31, 2013 totaling $293 thousand are reported as a separate line item within accumulated other comprehensive income when reclassified from available for sale investments to held to maturity investments. This balance, totaling $252 thousand as of December 31, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$48,612	$4	$(555)	$48,061
Obligations of states and political subdivisions	8,321	—	(500)	7,821
Federal agency mortgage-backed securities	20,908	57	(411)	20,554
Federal agency collateralized mortgage obligations	758	6	(5)	759
Other debt securities	1,252	3	(48)	1,207
Money market mutual fund	234	—	—	234

Total investment securities available for sale	$80,085	$70	$(1,519)	$78,636

Held to Maturity:
Obligations of states and political subdivisions	$10,963	$—	$(695)	$10,268

Total held to maturity	$10,963	$—	$(695)	$10,268

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$1,000	$1	$—	$1,001
Obligations of states and political subdivisions	11,304	585	(32)	11,857
Federal agency mortgage-backed securities	3,552	129	—	3,681
Money market mutual fund	140	—	—	140

Total investment securities available for sale	$15,996	$715	$(32)	$16,679

There were no securities classified as held to maturity as of December 31, 2012.

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2013 and 2012.

	As of December 31, 2013
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$21,057	$(555)	18	$—	$—	—	$21,057	$(555)	18
Obligations of states and political subdivisions	7,821	(500)	19	—	—	—	7,821	(500)	19
Federal agency mortgage-backed securities	12,772	(411)	10	—	—	—	12,772	(411)	10
Federal agency collateralized mortgage obligations	411	(5)	1	—	—	—	411	(5)	1
Other debt securities	702	(48)	2	—	—	—	702	(48)	2

Total Available for Sale	$42,763	$(1,519)	50	$—	$—	—	$42,763	$(1,519)	50

Held to Maturity:
Obligations of states and political subdivisions	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

Total Held to Maturity	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

	As of December 31, 2012
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$—	$—	—	$—	$—	—	$—	$—	—
Obligations of states and political subdivisions	894	(32)	2	—	—	—	894	(32)	2
Federal agency mortgage-backed securities	—	—	—	—	—	—	—	—	—

Total Available for Sale	$894	$(32)	2	$—	$—	—	$894	$(32)	2

There were no securities classified as held to maturity as of December 31, 2012.

As of December 31, 2013, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

Securities issued by states and political subdivisions are all rated investment grade. Each holding is reviewed quarterly for impairment by management and our investment advisor. All mortgage backed securities and collateralized mortgage obligations are issued by U.S. government sponsored agencies; there are no holdings of private label mortgage backed securities or securities backed by loans classified as “Alt-A” or “Subprime”.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment.

For the year ended December 31, 2012 gross gains of $697 thousand and a loss of $12 thousand were realized from the sale of available for sale securities. There were no realized gains or losses for the year ended December 31, 2013.

Securities with an estimated fair value of $44.3 million were pledged at December 31, 2013 to secure public fund deposits. There were no securities pledged for public fund deposits by the Bank as of December 31, 2012. In addition, securities pledged to secure borrowings by the Bank totaled $106 thousand and $4.7 million as of December 31, 2013 and December 31, 2012, respectively.

The amortized cost and fair value of securities as of December 31, 2013 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2013		December 31, 2013
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$25,250	$25,250	$—	$—
Due after one year through five years	16,503	16,245	—	—
Due after five years through ten years	16,975	16,482	1,586	1,507
Due after ten years	21,123	20,425	9,377	8,761

	79,851	78,402	10,963	10,268
Money market mutual fund	234	234	—	—

Total	$80,085	$78,636	$10,963	$10,268

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2013 and 2012. For presentation, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013, and acquired loans include loans acquired through the merger with Affinity as of this same date.

	December 31, 2013	December 31, 2012
	(Dollars in thousands)

Commercial:
Commercial and industrial	$76,659	$62,366
Commercial mortgage	149,492	93,775
Commercial construction	4,373	4,112

Total commercial	230,524	160,253

Residential mortgage loans	56,979	49,354
Consumer:
Home equity lines of credit	29,263	20,654
Other consumer loans	19,317	14,298

Total consumer	48,580	34,952

Total loans	336,083	244,559
Allowance for loan losses	(2,273)	(2,460)
Net deferred loan fees	(346)	(284)

Total loans receivable, net	$333,464	$241,815

Originated loans	$288,913	$244,559
Acquired loans	47,170	—

Total loans	$336,083	$244,559

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2013, these loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. As of December 31, 2012, these same classifications of loans totaled $48.1 million and $27.6 million, respectively, or 19.7% and 11.3%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$566	$(339)	$35	$183	$445
Commercial mortgage	559	(188)	—	81	452
Commercial construction	31	—	—	(19)	12
Residential mortgage loans	176	(14)	7	(20)	149
Home equity lines of credit	89	(332)	5	415	177
Other consumer loans	41	(21)	15	32	67
Unallocated	998	—	—	(27)	971

Total loans	$2,460	$(894)	$62	$645	$2,273

Commercial and industrial	$566	$(339)	$7	$211	$445
Commercial mortgage	559	—	—	(107)	452
Commercial construction	31	—	—	(19)	12
Residential mortgage loans	176	(5)	7	(29)	149
Home equity lines of credit	89	(246)	—	334	177
Other consumer loans	41	(9)	5	30	67
Unallocated	998	—	—	(27)	971

Total originated loans	$2,460	$(599)	$19	$393	$2,273

Commercial and industrial	$—	$—	$28	$(28)	$—
Commercial mortgage	—	(188)	—	188	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	—	(9)	—	9	—
Home equity lines of credit	—	(86)	5	81	—
Other consumer loans	—	(12)	10	2	—
Unallocated	—	—	—	—	—

Total acquired loans	$—	$(295)	$43	$252	$—

	For the year ended December 31, 2012 Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$1,404	$(450)	$3	$(391)	$566
Commercial mortgage	198	(32)	—	393	559
Commercial construction	10	—	—	21	31
Residential mortgage loans	190	—	—	(14)	176
Home equity lines of credit	94	(190)	—	185	89
Other consumer loans	34	—	19	(12)	41
Unallocated	540	—	—	458	998

Total loans	$2,470	$(672)	$22	$640	$2,460

The following tables present the balance in the allowance for loan losses at December 31, 2013 and 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$445	$93	$352	$76,659	$1,822	$74,837
Commercial mortgage	452	19	433	149,492	1,650	147,842
Commercial construction	12	—	12	4,373	440	3,933
Residential mortgage loans	149	—	149	56,979	247	56,732
Home equity lines of credit	177	—	177	29,263	—	29,263
Other consumer loans	67	—	67	19,317	259	19,058
Unallocated	971	—	971	—	—	—

Total loans	$2,273	$112	$2,161	$336,083	$4,418	$331,665

Commercial and industrial	$445	$93	$352	$68,755	$820	$67,935
Commercial mortgage	452	19	433	133,172	597	132,575
Commercial construction	12	—	12	3,933	—	3,933
Residential mortgage loans	149	—	149	49,533	—	49,533
Home equity lines of credit	177	—	177	20,796	—	20,796
Other consumer loans	67	—	67	12,724	49	12,675
Unallocated	971	—	971	—	—	—

Total originated loans	$2,273	$112	$2,161	$288,913	$1,466	$287,447

Commercial and industrial	$—	$—	$—	$7,904	$1,002	$6,902
Commercial mortgage	—	—	—	16,320	1,053	15,267
Commercial construction	—	—	—	440	440	—
Residential mortgage loans	—	—	—	7,446	247	7,199
Home equity lines of credit	—	—	—	8,467	—	8,467
Other consumer loans	—	—	—	6,593	210	6,383
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$47,170	$2,952	$44,218

	December 31, 2012
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$566	$315	$251	$62,366	$6,372	$55,994
Commercial mortgage	559	244	315	93,775	2,293	91,482
Commercial construction	31	20	11	4,112	577	3,535
Residential mortgage loans	176	37	139	49,354	1,040	48,314
Home equity lines of credit	89	—	89	20,654	406	20,248
Other consumer loans	41	—	41	14,298	—	14,298
Unallocated	998	—	998	—	—	—

Total loans	$2,460	$616	$1,844	$244,559	$10,688	$233,871

The Bank had no loans acquired with deteriorated credit quality as of December 31, 2012.

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2013 and 2012 as well as for the years then ended, respectively:

	December 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,592	$3,020	$—	$4,635	$4,707	$—
Commercial mortgage	1,136	1,465	—	—	—	—
Commercial construction	440	887	—	—	—	—
Residential mortgage loans	247	318	—	908	908	—
Home equity lines of credit	—	—	—	406	860	—
Other consumer loans	259	335	—	—	—	—
With an allowance recorded:
Commercial and industrial	$230	$230	$93	$1,737	$2,120	$315
Commercial mortgage	514	520	19	2,293	2,329	244
Commercial construction	—	—	—	577	604	20
Residential mortgage loans	—	—	—	132	143	37
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$1,822	$3,250	$93	$6,372	$6,827	$315
Commercial mortgage	1,650	1,985	19	2,293	2,329	244
Commercial construction	440	887	—	577	604	20
Residential mortgage loans	247	318	—	1,040	1,051	37
Home equity lines of credit	—	—	—	406	860	—
Other consumer loans	259	335	—	—	—	—

Total	$4,418	$6,775	$112	$10,688	$11,671	$616

With no related allowance recorded:
Originated loans	$722	$1,346	$—	$5,949	$6,475	$—
Acquired Loans	2,952	4,679	—	—	—	—

Total	$3,674	$6,025	$—	$5,949	$6,475	$—

With an allowance recorded:
Originated loans	$744	$750	$112	$4,739	$5,196	$616
Acquired Loans	—	—	—	—	—	—

Total	$744	$750	$112	$4,739	$5,196	$616

Total:
Originated loans	$1,466	$2,096	$112	$10,688	$11,671	$616
Acquired Loans	2,952	4,679	—	—	—	—

Total	$4,418	$6,775	$112	$10,688	$11,671	$616

	As of December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$2,718	$8	$927	$44
Commercial mortgage	875	—	—	—
Commercial construction	391	23	—	—
Residential mortgage loans	682	6	351	30
Home equity lines of credit	381	1	316	3
Other consumer loans	195	—	—	—
With an allowance recorded:
Commercial and industrial	$641	$24	$4,628	$54
Commercial mortgage	1,128	—	785	75
Commercial construction	328	12	115	25
Residential mortgage loans	26	—	137	—
Home equity lines of credit	—	—	—	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$3,359	$32	$5,555	$98
Commercial mortgage	2,003	—	785	75
Commercial construction	719	35	115	25
Residential mortgage loans	708	6	488	30
Home equity lines of credit	381	1	316	3
Other consumer loans	195	—	—	—

Total	$7,365	$74	$7,259	$231

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$1,822	$1,130
Commercial mortgage	1,650	2,293
Commercial construction	297	—
Residential mortgage loans	247	424
Home equity lines of credit	—	246
Other consumer loans	260	—

Total loans	$4,276	$4,093

Commercial and industrial	$820	$1,130
Commercial mortgage	597	2,293
Commercial construction	—	—
Residential mortgage loans	—	424
Home equity lines of credit	—	246
Other consumer loans	49	—

Total originated loans	$1,466	$4,093

Commercial and industrial	$1,002	$—
Commercial mortgage	1,053	—
Commercial construction	297	—
Residential mortgage loans	247	—
Home equity lines of credit	—	—
Other consumer loans	211	—

Total acquired loans	$2,810	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $301 thousand and $74 thousand for the years ended December 31, 2013 and 2012, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2013 and 2012:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,959	$379	$2,321	$—	$76,659
Commercial mortgage	146,645	782	2,065	—	149,492
Commercial construction	3,933	—	440	—	4,373
Residential mortgage loans	56,863	—	116	—	56,979
Consumer:
Home equity lines of credit	29,067	—	196	—	29,263
Other consumer loans	19,268	—	49	—	19,317

Total	$329,735	$1,161	$5,187	$—	$336,083

Commercial:
Commercial and industrial	$67,556	$379	$820	$—	$68,755
Commercial mortgage	132,575	—	597	—	133,172
Commercial construction	3,933	—	—	—	3,933
Residential mortgage loans	49,533	—	—	—	49,533
Consumer:
Home equity lines of credit	20,796	—	—	—	20,796
Other consumer loans	12,675	—	49	—	12,724

Total originated loans	$287,068	$379	$1,466	$—	$288,913

Commercial:
Commercial and industrial	$6,403	$—	$1,501	$—	$7,904
Commercial mortgage	14,070	782	1,468	—	16,320
Commercial construction	—	—	440	—	440
Residential mortgage loans	7,330	—	116	—	7,446
Consumer:
Home equity lines of credit	8,271	—	196	—	8,467
Other consumer loans	6,593	—	—	—	6,593

Total acquired loans	$42,667	$782	$3,721	$—	$47,170

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55,861	$818	$5,687	$—	$62,366
Commercial mortgage	91,482	—	2,293	—	93,775
Commercial construction	3,535	—	577	—	4,112
Residential mortgage loans	48,446	—	908	—	49,354
Consumer:
Home equity lines of credit	20,248	—	406	—	20,654
Other consumer loans	14,298	—	—	—	14,298

Total	$233,870	$818	$9,871	$—	$244,559

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$74	$1,368	$1,442	$75,217	$76,659
Commercial mortgage	—	—	1,511	1,511	147,981	149,492
Commercial construction	—	—	—	—	4,373	4,373
Residential mortgage loans	170	—	247	417	56,562	56,979
Consumer:
Home equity lines of credit	135	—	—	135	29,128	29,263
Other consumer loans	256	17	210	483	18,834	19,317

Total	$561	$91	$3,336	$3,988	$332,095	$336,083

Commercial:
Commercial and industrial	$—	$74	$746	$820	$67,935	$68,755
Commercial mortgage	—	—	707	707	132,465	133,172
Commercial construction	—	—	—	—	3,933	3,933
Residential mortgage loans	—	—	—	—	49,533	49,533
Consumer:
Home equity lines of credit	96	—	—	96	20,700	20,796
Other consumer loans	2	—	—	2	12,722	12,724

Total originated loans	$98	$74	$1,453	$1,625	$287,288	$288,913

Commercial:
Commercial and industrial	$—	$—	$622	$622	$7,282	$7,904
Commercial mortgage	—	—	804	804	15,516	16,320
Commercial construction	—	—	—	—	440	440
Residential mortgage loans	170	—	247	417	7,029	7,446
Consumer:
Home equity lines of credit	39	—	—	39	8,428	8,467
Other consumer loans	254	17	210	481	6,112	6,593

Total acquired loans	$463	$17	$1,883	$2,363	$44,807	$47,170

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$250	$880	$1,130	$61,236	$62,366
Commercial mortgage	412	224	1,898	2,534	91,241	93,775
Commercial construction	—	—	—	—	4,112	4,112
Residential mortgage loans	—	7	424	431	48,923	49,354
Consumer:
Home equity lines of credit	—	—	246	246	20,408	20,654
Other consumer loans	—	31	—	31	14,267	14,298

Total	$412	$512	$3,448	$4,372	$240,187	$244,559

As of December 31, 2013 and 2012, there were no loans greater than 90 days past due and still accruing.

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

The following tables reflect information regarding troubled debt restructurings entered into by the Bank for each of the periods ended December 31, 2013 and 2012:

For the year ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—
Commercial mortgage	—	—	—
Commercial construction	—	—	—
Residential mortgage loans	1	76	76
Home equity lines of credit	—	—	—
Other consumer loans	—	—	—

Total	1	$76	$76

For the year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	3	$1,000	$1,000
Commercial mortgage	—	—	—
Commercial construction	—	—	—
Residential mortgage loans	—	—	—
Home equity lines of credit	—	—	—
Other consumer loans	—	—	—

Total	3	$1,000	$1,000

As of December 31, 2013 a residential mortgage loan acquired through the Affinity merger is currently in default and classified as non-accrual with a value of $76 thousand. In addition, one home equity line of credit with an outstanding balance of $246 thousand previously classified as troubled debt restructuring was completely charged-off in the second quarter of 2013. As of December 31, 2012, two commercial loans classified as troubled debt restructuring with combined outstanding balances totaling $82 thousand were in default and also classified as non-accrual status. No other TDRs have subsequently defaulted.

Note 7—Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. An analysis of the allowance for losses on other real estate is as follows for the years ended December 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$216	$170
Provision for losses	136	46
Charge-offs	(10)	—
Recoveries	—	—

Balance at end of year	$342	$216

Expenses applicable to other real estate for the years ended December 31, 2013 and 2012 include the following:

	2013	2012
	(Dollars in thousands)
Net loss on sales of other real estate	$3	$—
Provision for losses	136	46
Operating expenses, net of rental income	208	4

	$347	$50

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

	For the year ended December 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$5,734	$6,424
New loans	1,674	3,779
Loans acquired through merger with Affinity	1,304	—
Repayments (1)	(1,853)	(4,469)

Balance, December 31	$6,859	$5,734

(1)	Repayments in 2013 include $453 thousand related to First Priority directors who no longer serve on the Board of Directors.

Deposits of related parties totaled $9.1 million and $11.6 million at December 31, 2013 and 2012, respectively.

Note 9—Premises and Equipment

The components of premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Buildings	$1,139	$—
Leasehold improvements	1,693	1,111
Furniture, fixtures and equipment	715	757
Automobile	26	21
Computer equipment and data processing software	610	402

	4,183	2,291
Accumulated depreciation	(1,650)	(1,390)

	$2,533	$901

Depreciation expense for the years ended December 31, 2013 and 2012 was $420 thousand and $250 thousand, respectively.

Note 10—Deposits

The components of deposits at December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(Dollars in thousands)
Demand, non-interest bearing	$47,997	$28,176
Demand, interest-bearing	51,690	9,392
Money market and savings accounts	102,624	59,636
Time, $100 and over	79,904	33,049
Time, other	75,205	102,790

	$357,420	$233,043

Included in time, other at December 31, 2013 and 2012 are brokered deposits of $36.2 million, and $48.5 million, respectively.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

December 31, 2013
(Dollars in thousands)
12/31/2014	$59,599
12/31/2015	41,076
12/31/2016	26,807
12/31/2017	18,621
12/31/2018	8,986
Thereafter	20

$155,109

Note 11—Borrowings

As of December 31, 2013 and 2012, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

First Priority Bank became a member of FHLB in March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $2.6 million and $1.3 million at December 31, 2013 and 2012, respectively, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on First Priority Bank’s loan portfolio. At December 31, 2013 and 2012, respectively, First Priority Bank had borrowing capacity with the FHLB, estimated at $107 million and $85 million, respectively, with advances outstanding as of those dates of $44.6 million and $13.0 million, respectively. Investment securities with a carrying value of $106 thousand and $4.7 million were specifically pledged as collateral to secure FHLB borrowings at December 31, 2013 and 2012, respectively.

Short-Term Borrowings

At December 31, 2013, First Priority had short-term borrowings totaling $33.6 million consisting of overnight or less than 30 day advances from the FHLB. There were no short-term borrowings outstanding as of December 31, 2012. Advances from the FHLB at December 31, 2013 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for the years ended December 31, 2013 and 2012. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

	2013	2012
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month-end balance	$492	$—
Average daily balance during the year	$30	$15
Weighted average rate during the year	0.51%	0.58%

FHLB short-term borrowings:
Balance at year end	$33,625	$—
Weighted average rate at year end	0.24%	—
Maximum month-end balance	$33,625	$8,900
Average daily balance during the year	$9,768	$3,146
Weighted average rate during the year	0.25%	0.26%

The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

Long-Term Debt

Long-term debt, consisting of FHLB advances, totaled $11.0 million and $13.0 million as of December 31, 2013 and 2012, respectively. Average balances outstanding totaled $12.3 million and $8.2 million, respectively, with an average cost of 1.18% and 2.75%, respectively, for the years ended December 31, 2013 and 2012. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

At December 31, 2013, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%
2015	1,000	0.55%
2016	3,000	0.77%
2017	7,000	0.97%
2018	—	—%

	$11,000	0.88%

Note 12—Lease Commitments

Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2013, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

	Minimum Lease Payments	Minimum Rentals (Sub-lease)
	(Dollars in thousands)
2014	$1,285	$39
2015	1,253	42
2016	1,061	42
2017	864	4
2018	628	—
Thereafter	4,205	—

	$9,296	127

The minimum lease payments shown above include payments for the entire initial term. One lease agreement included above contains an option for the Company to cancel the lease midway through the initial lease period for an incremental fee. The lease for the Bank’s Towamencin Office contains pre-determined rental costs for the initial ten years of the lease which has been included in the minimum lease payments above, including an initial five year renewal option, based on management’s expectations for this location. All other option periods for which the Company has an option to extend the lease beyond initial periods have not been included as part of the minimum lease payments.

Lease expense for all leases for the two years ended December 31, 2013 and 2012 was $1.24 million and $617 thousand, respectively.

Additionally, in June of 2013, the existing Wyomissing office of the Bank was closed and consolidated into the Wyomissing office acquired through the merger with Affinity. This lease expires in the first quarter of 2017. In January 2014, the Company signed a sublease agreement which provides for future rental payments through the end of the existing lease.

Note 13—Severance and Employment Agreements

During 2013, management and the Board of Directors took a series of steps to reduce the potential liability underlying the change-in-control agreements which had been in place since the Company’s inception in 2005. These steps included a voluntary exchange of those contracts and stock options issued at previous dates for inclusion in a new First Priority Bank Severance Plan (the “Severance Plan”) and the issuance of new stock options. Accordingly, on December 19, 2013, the board of directors of the Company approved restructured change in control arrangements to replace the previously executed change in control agreements between the Company and participating senior officers. The result of these steps significantly reduces the Company’s liability in the event of a change in control.

In each case, the previously executed change in control agreement between the senior officer and the Company, which generally provided for 24 months of severance payments in the event of involuntary termination of employment or resignation for specified events of “good reason” following a change in control, was terminated with the consent of each senior officer. In lieu of the change in control agreements, each senior officer will instead participate in the Bank’s Severance Plan, which is a broad-based severance plan applicable to certain employees of the Company and the Bank. Each senior officer will receive a severance benefit equal to continued base salary, as defined, for a period ranging between twelve and eighteen months in the event that the officer’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In addition, each senior officer also received a grant of stock options under the Company’s existing Stock Compensation Program. Such options, which vest only upon a change in control of the Company, are exercisable for a period of ten years at an exercise price of $5.25. These newly issued options, totaling 355,000 were generally granted to replace 315,000 previously granted options, which had exercise prices of either $10.00 or $10.25 per share and which the Company and each senior officer mutually agreed to terminate.

On December 19, 2013, as part of the Company’s long-term incentive compensation program, each senior officer also received a grant of restricted stock under the Company’s Stock Compensation Program, totaling 89,500 shares in aggregate, which vest three years from the grant date or earlier upon a change in control of the Company.

The Company has an employment agreement with its president, who does not participate in the previously mentioned Severance Plan. The employment agreement provides for a three year term that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other of non-renewal at least 60 days prior to such anniversary date. The agreement provides for a base salary and benefits commensurate with other First Priority executive officers, including health insurance, vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things. The agreement can be terminated for “cause” as defined in the agreement. If First Priority were to terminate its president’s employment without cause, or if the president were to terminate his employment for “good reason”, as defined, including but not limited to, change in control of First Priority, he will be entitled to receive post termination benefits as follows: an amount equal to three (3) times the sum of (i) the highest salary paid to him in the year of termination or prior two calendar years and (ii) the highest bonus paid to him in one of the three calendar years prior to termination and (iii) an adjustment for benefits.

On February 20 and December 18, 2009, the Company issued preferred stock to the U.S. Department of the Treasury (“Treasury”) under the “Troubled Asset Relief Program—Capital Purchase Program” which placed limitations on executive payments which effectively eliminates any payments under these change in control agreements during the period that the Treasury holds any equity securities of the Company acquired through this program. Subsequently, on February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock, which eliminates these previously placed limitations on executive payments. Note 14 discusses the issuance and subsequent transfer of ownership of the preferred stock under this program.

Note 14—Shareholders’ Equity

During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million, as well as warrants to purchase a total of 421,500 shares of common stock at an exercise price of $12.50 per share with an expiration date in November 2010, five years from the date of issuance. As of February 29, 2008, in connection with the acquisition of Prestige, First Priority issued an additional 976,137 shares of common stock and warrants to purchase 195,227 shares of its common stock at an exercise price of $12.50 per share with an expiration date in October 2012, resulting in additional equity of $7.4 million. Subsequently, on October 28, 2010, the Company’s Board of Directors authorized an extension of the total 616,727 warrants outstanding to expire on December 31, 2013.

On February 28, 2013, in conjunction with the merger with Affinity Bancorp, Inc. and under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority common stock in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued.

Also, on February 28, 2013 and in conjunction with the merger Affinity Bancorp, Inc., First Priority issued 1,268,576 shares of common stock at an issuance price of $5.22 per share through a private placement resulting in total proceeds of $6.6 million, net of $50 thousand of related issuance costs.

Preferred Stock Outstanding

On February 20, 2009, as part of the Treasury’s TARP Capital Purchase Program, the Company issued (i) 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant) to purchase, on a net basis, up to 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), with an exercise price of $100 per share, for an aggregate purchase price of $4.58 million in cash, less $29 thousand in legal issuance costs. On February 20, 2009, the Treasury immediately exercised the Warrant, on a cashless basis, which resulted in the issuance of the 229 shares of the Series B Preferred Stock. The Series A and Series B Preferred Stock were recorded at fair value and will be amortized to liquidation value over a five year expected life. On December 18, 2009, the Company issued to the U.S. Treasury, (i) 4,596 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $4.60 million in cash, less $8 thousand in legal issuance costs.

The Series A and Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends. The Company may redeem the Series B Preferred Stock only after all of Series A has been redeemed.

On February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock to certain qualified or accredited institutional investors.

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

The Plan required each eligible plan participant to make an election whereby the participant’s annual salary would be reduced for that year, which will be paid to the participant in the future, plus interest, upon the Company reaching a Profitability Date.

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

For the 2009 Plan Year, the Board of Directors designated twelve executives of the Company eligible to participate in the Plan, resulting in a total salary deferral of $203 thousand. On December 31, 2009, the Company issued 20,302 shares of restricted common stock based on a conversion price of $10 per share. During 2010, 1,003 of these shares were forfeited, related to a salary deferral of $10 thousand which was also forfeited under the plan, resulting in 19,299 remaining shares outstanding under this plan as of December 31, 2013 and 2012, respectively. These shares are restricted and subject to the vesting requirements as defined within the Plan.

On December 31, 2012, based on achievement of required results and review and approval of payment by the Compensation Committee of the Board of Directors, all required payments, totaling $255 thousand, were made under this plan and recorded in compensation expense. The restricted stock issued as part of this plan will vest on December 31, 2015, or upon a Change of Control as determined by the Plan, and the related stock compensation costs are being amortized over this vesting period.

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan (see Note 13; Severance and Employment Agreements) which vest only upon a change of control, and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price.

As of December 31, 2013 and 2012, 4,975 shares and 1,775 shares, respectively, of restricted common stock were issued to non-management employees throughout the Company under the Stock Compensation Program.

A summary of the status of the Program is presented below:

	For the Years Ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	712,350	$8.87	695,350	$8.94
Granted during year	355,000	5.25	23,000	5.87
Acquired in merger with Affinity	132,112	8.49	—	—
Forfeited/cancelled during the year	(348,813)	9.70	(6,000)	5.95
Expired	—	—	—	—

Outstanding at end of year (1)	850,649	$6.96	712,350	$8.87

Exercisable at end of year (1)	298,149	$9.71	509,850	$10.02

(1)	Included in options outstanding and exercisable at year end are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at December 31, 2013 and 2012 were 6.96 years and 4.99 years, respectively and 6.83 years and 3.66 years, respectively. Options outstanding and exercisable options at December 31, 2013 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, excluding those issued as part of the merger with Affintiy:

	2013	2012
Dividend yield	0.0%	0.0%
Expected life	5 years	7 years
Expected volatility	33%	36%
Risk-free interest rate	1.67%	1.28%
Weighted average fair value	$1.62	$2.32

Under the terms of the merger agreement with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of December 31, 2013, 98,299 of these options remain outstanding with an average exercise price of $9.09 and a remaining contractual term of 3.4 years.

These options were valued at the date of the merger at $44 thousand based on the following weighted average assumptions

Dividend yield	0.0%
Expected life	2.6 years
Expected volatility	33%
Risk-free interest rate	0.38%
Weighted average fair value	$0.36
FPFC stock price at date of issuance	$5.22

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. In valuing Affinity options, an expected life was calculated assuming all options with a three year expiration date expire at expiration date; otherwise, the expected expiration date is the average of three years and the expiration date. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

As of December 31, 2013, there was $150 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the severance plan (see note 13). That cost is expected to be recognized over a weighted average period of 1.55 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of December 31, 2013, there was $427 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through December 19, 2016.

A summary of restricted stock award activity is presented below for the years presented:

	For the Years Ended December 31,
	2013	2012
Outstanding unvested shares at beginning of year	21,074	19,299
Shares granted during year	93,125	2,075
Shares forfeited/cancelled during year	(425)	(300)

Outstanding unvested shares at end of year	113,774	21,074

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

The components of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$341	$558
Organization and start-up costs	131	149
Net operating loss carryforwards	2,813	2,324
Net operating loss carryforwards—acquired	1,181	684
Acquistion accounting	264	—
Contribution carryforward	5	21
Non-qualified stock option expense	223	162
Interest deferral on non-accrual loans	208	120
Other real estate owned deferred costs	187	76
Unrealized loss on available for sale securities	407	—
Other	11	3

	5,771	4,097
Valuation allowance	(5,600)	(3,671)

Total Deferred Tax Assets, Net of Valuation Allowance	171	426

Deferred tax liabilities:
Unrealized gain on available for sale securities	—	232
Property and equipment	16	30
Cash basis conversions	149	163
Other	6	1

	171	426

Net Deferred Tax Asset	$—	$—

The Company has net operating loss (“NOL”) carryforwards available to reduce future federal income taxes of approximately $8.3 million at December 31, 2013, which expire in 2026 through 2033. The Company has determined, based on the analysis of available positive and negative evidence, that a valuation allowance should be recorded against deferred taxes of the Company. In addition, the incremental net deferred tax assets resulting from the merger with Affinity, totaling $1.8 million, were fully reserved by a valuation allowance. Affinity had a federal NOL carryforward for tax purposes of $1.5 million, or a $497 thousand tax impact at the statutory federal income tax rate of 34%, which is subject to certain limitations and expires in 2032 if not fully utilized. In addition, the Company also acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2013 and is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize this acquired NOL, related to Prestige, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2013	2012
	(Dollars in thousands)
Federal income tax expense (benefit) at statutory rate of 34%	$78	$256
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net	(31)	(22)
Non-deductible collateral protection expense	—	57
Tax impact—collateral protection expense recovery	—	(259)
Non-deductible merger related costs	438	148
AMT taxes paid	33	—
Change in valuation allowance	(504)	(195)
Other	19	15

Income tax expense	$33	$—

For the period ended December 31, 2013, the Company recorded current income tax expense of $33 thousand related to the alternative minimum tax calculation. In addition, the Company recorded $33 thousand of deferred income tax expense for the period ended December 31, 2013 which was fully reserved by the valuation allowance. There was no income tax expense recorded in 2012.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2013 and 2012, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2010 are closed to examination by Federal and State taxing authorities.

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

At December 31, 2013 and 2012, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $77.7 million and $53.7 million, respectively. In addition, as of each of these dates, there were $1.3 million of performance standby letters of credit outstanding, and as of December 31, 2013, $1.3 million of financial standby letters of credit. There were no financial standby letters of credit outstanding as of December 31, 2012.

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

In addition, as of December 31, 2013 and 2012, the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of December 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at December 31, 2013 and 2012 are presented below:

	Actual		Minimum Capital Requirement				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in thousands)
December 31, 2013
Total capital (to risk-weighted assets)	$42,194	12.90%	≥	$26,170	≥	8.0%	≥	$32,713	≥	10.0%
Tier 1 capital (to risk-weighted assets)	39,886	12.19	≥	13,085	≥	4.0	≥	19,628	≥	6.0
Tier 1 capital (to total assets)	39,886	9.48	≥	16,833	≥	4.0	≥	21,041	≥	5.0

December 31, 2012
Total capital (to risk-weighted assets)	$28,073	12.48%	≥	$18,054	≥	8.0%	≥	$22,568	≥	10.0%
Tier 1 capital (to risk-weighted assets)	25,703	11.39	≥	9,027	≥	4.0	≥	13,541	≥	6.0
Tier 1 capital (to total assets)	25,703	9.40	≥	10,934	≥	4.0	≥	13,668	≥	5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to preferred stock originally issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program—Capital Purchase Program. Additionally, any payment of dividends by First Priority, including dividends on the aforementioned preferred stock, requires prior approval of the Federal Reserve Bank when net income for the past four quarters is not sufficient to fund the dividend payments over that same period or when such payment would negatively impact capital adequacy of the Company.

The Company’s capital amounts and ratios are similar to those of the Bank.

Note 20—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2013 and 2012 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2013:
Obligations of U.S. government agencies and corporations	$48,061	$—	$48,061	$—
Obligations of states and political subdivisions	7,821	—	7,821	—
Federal agency mortgage-backed securities	20,554	—	20,554	—
Federal agency collateralized mortgage obligations	759	—	759	—
Other debt securities	1,207	—	1,207	—
Money market mutual fund	234	234	—	—

Total assets measured at fair value on a recurring basis	$78,636	$234	$78,402	$—

As of December 31, 2012:
Obligations of U.S. government agencies and corporations	$1,001	$—	$1,001	$—
Obligations of states and political subdivisions	11,857	—	11,857	—
Federal agency mortgage-backed securities	3,681	—	3,681	—
Money market mutual fund	140	140	—	—

Total assets measured at fair value on a recurring basis	$16,679	$140	$16,539	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2013:
Impaired loans	$1,794	$—	$—	$1,794
Repossessed assets	75	—	—	75
Other real estate owned	181	—	—	181

Total assets measured at fair value on a nonrecurring basis	$2,050	$—	$—	$2,050

As of December 31, 2012:
Impaired loans	$10,072	$—	$—	$10,072
Other real estate owned	184	—	—	184

Total assets measured at fair value on a nonrecurring basis	$10,256	$—	$—	$10,256

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

Quantitative information about Level 3 fair value measurements at December 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)

Impaired loans	$1,794	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	None

		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%

			Liquidation expenses	8%-17% (8.35%)

Other real estate owned	$181	Appraisal of collateral(1)	Appraisal adjustments(2)	None

			Liquidation expenses	5%-10% (8.60%)

Quantitative information about Level 3 fair value measurements at December 31, 2012 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings
	(Dollars in thousands)

Impaired loans	$10,072	Appraisal of real estate collateral	Appraisal adjustments	0%-15%

		Valuation of business assets used as collateral	Valuation adjustments	25%-30%

			Liquidation expenses	5%-10%

Other real estate owned	$184	Appraisal of collateral	Appraisal adjustments	None

			Liquidation expenses	8.0%

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

Valuation of real estate collateral may be discounted based on the age of the existing appraisal. No discounts are taken for recent appraisals. Valuations related to business assets used as collateral are typically discounted more heavily due to the inherent level of uncertainty in determining the fair value of these types of assets. Liquidation costs relating to these assets are charged to expense.

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $75 thousand of repossessed assets as of December 31, 2013. There were no repossessed assets at December 31, 2012.

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense. At December 31, 2013 and 2012, the fair value consists of other real estate owned balances of $308 thousand and $230 thousand, respectively, net of valuation allowance of $127 thousand, and $46 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012:

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

Loans Receivable

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or calls dates, projected repayments and prepayments of principal.

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of December 31, 2013 the fair value of impaired originated loans consisted of loan balances of $744 thousand, net of valuation allowances of $112 thousand; and loan balances of $798 thousand, net of partial charge-offs of $285 thousand. As of December 31, 2013, the fair value of impaired acquired loans consisted of loan balances of $837 thousand, net of partial charge-offs of $188 thousand. As of December 31, 2012 the fair value of impaired loans consisted of loan balances of $10.7 million, net of valuation allowances of $616 thousand. Impaired loans are included in Loans Receivable in the following table.

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

At December 31, 2013 and 2012, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,248	$11,248	$11,248	$—	$—
Securities available for sale	78,636	78,636	234	78,402	—
Securities held to maturity	10,963	10,268	—	10,268	—
Loans receivable, net	333,464	340,205	—	—	340,205
Restricted stock	2,731	2,731	—	2,731	—
Accrued interest receivable	1,454	1,454	—	1,454	—

Liabilities:
Deposits	357,420	358,636	—	358,636	—
Short-term borrowings	33,625	33,625	—	33,625	—
Long-term debt	11,000	10,884	—	10,884	—
Accrued interest payable	313	313	—	313	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,016	$11,016	$11,016	$—	$—
Securities available for sale	16,079	16,679	140	16,539	—
Loans receivable, net	241,815	245,493	—	—	245,493
Restricted stock	1,337	1,337	—	1,337	—
Accrued interest receivable	1,040	1,040	—	1,040	—

Liabilities:
Deposits	233,043	235,563	—	235,563	—
Long-term debt	13,000	12,902	—	12,902	—
Accrued interest payable	378	378	—	378	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Note 21—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and cash equivalents	$811	$161
Investment in subsidiary	41,656	27,580
Other assets	12	1

Total assets	$42,479	$27,742

Liabilities and shareholders’ equity
Other liabilities	$87	$32
Shareholders’ equity	42,392	27,710

Total liabilities and shareholders’ equity	$42,479	$27,742

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Dividend income from subsidiary	$479	$479
Interest from subsidiary	2	1

Total income	481	480

Non-interest expenses	135	32

Total expenses	135	32

Income before equity in undistributed net income (loss) of subsidiary	346	448
Equity in undistributed net income (loss) of subsidiary	(150)	305

Net income	$196	$753

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,	December 31,
	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$196	$753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	150	(305)
Net increase in other assets	(11)	—
Net increase in other liabilities	55	10

Net cash provided by operating activities	390	458

Investing activities:
Equity infusion to subsidiary	(5,750)	—

Net cash used by investing activities	(5,750)	—

Financing activities:
Cash dividends declared on preferred stock	(479)	(479)
Proceeds from issuance of common stock	6,572	—
Cash in lieu of fractional shares for merger with Affinty Bancorp	(1)	—
Cash paid to subsidiary for expenses paid on behalf of acquired company	(82)

Net cash used by financing activities	6,010	(479)

Net increase (decrease) in cash and cash equivalents	650	(21)
Cash and cash equivalents at beginning of the period	161	182

Cash and cash equivalents at end of the period	$811	$161

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

In July 2013, First Priority approved a change in Accountants as previously reported on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed by our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and made known to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls.

There have been no changes in First Priority’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, First Priority’s internal control over financial reporting.

(c)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth as to each of the directors, his or her age, principal occupation and business experience, the period during which he or she has served as a director of First Priority, or an affiliate or predecessor, and other business relationships. There are no family relationships between any of the listed persons.

Name and Principal Occupation	Age	Director Since (13)	Directorships in Public Cos. and Registered Investment Cos.

Frank Sabatucci Owner of Sabatucci Wealth Strategy, LLC. President of North Temple Builders. (1)	54	2013	None

Mel A. Shaftel Private Investor (2)	70	2007	None

Vincent P. Small, Jr. Private Investor and Business Consultant (3)	70	2007	None

William L. Wetty Private Investor and retired founder of A&L Handles, Inc. (4)	69	2007	None

Irvin Cohen Private Investor and former Chairman, CEO and President of Construction Fasteners, Inc., an international manufacturing company. (5)	88	2013	None

Barry L. Myers An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001. (6)	66	2013	None

David E. Sparks Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (7)	69	2007	None

Karen G. Tarte Private Investor (8)	51	2009	None

Steven A. Ehrlich President of First Priority Financial Corp. and President and CEO of First Priority Bank (9)	52	2013	None

Jerome I. Marcus Private Investor and former Medical Director and CEO of Omega Medical Laboratories (10)	63	2013	None

Alan P. Novak Attorney, Conrad O’Brien PC and President, Novak Strategic Advisors (11)	64	2007	None

Samuel J. Worthington, Jr. Business owner in Newtown, PA (12)	57	2008	None

(1)	Mr. Sabatucci was a director of Affinity Bancorp, Inc. (“ABI”) since its founding in 2009 and Affinity Bank of Pennsylvania (“AB”) since its founding in 2002. Mr. Sabatucci is a licensed real estate broker with Re/Max of Reading, PA and serves as secretary of the Muhlenberg Township Planning Commission.
(2)	Mr. Shaftel has served as a director of First Priority Financial Corp. (“FPFC”) since its formation in 2007, and has been a director of First Priority Bank since its inception in 2005. Mr. Shaftel has been a private investor since 2004. He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004. Mr. Shaftel was a Vice Chairman of Lehman Brothers until his retirement in 1997.
(3)	Mr. Small has served as a director of FPFC since its formation in 2007, and has been a director of First Priority Bank since its inception in 2005. Mr. Small retired as a partner from PricewaterhouseCoopers in 1999. He served as a member of the board of directors of Millennium Bank from 2002 to 2004 and as a member of the board of directors of Harleysville National Corporation from 2004 to 2005.
(4)	Mr. Wetty has served as a director of FPFC since its formation in 2007, and has been a director of First Priority Bank since its inception in 2005. Mr. Wetty founded A&L Handles, Inc., Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002.
(5)	Mr. Cohen was a director of ABI since its’ founding in 2009 and a director of AB since its founding in 2002. He served as Chairman, CEO and President of Construction Fasteners, Inc. until January 2002 when he sold the company.
(6)	Mr. Myers was a director of ABI since its’ founding in 2009 and a director of AB since its founding in 2002. He served as Chairman, CEO and President of B.L. Myers Bros., Inc. until December 2001 when he sold the company.
(7)	Mr. Sparks has served as a director of FPFC since its formation in 2007, and has been a director of First Priority Bank since its inception in 2005. Mr. Sparks has served as Chairman, President and CEO of FPFC from its inception in 2007. Mr. Sparks also has served as Chairman and CEO of First Priority Bank from its inception in 2005. Effective with the merger of FPFC and ABI on February 28, 2013, Mr. Sparks became Chairman and CEO of FPFC and Chairman of First Priority Bank. Mr. Sparks was Chairman and CEO of Millennium Bank from 1998 to 2004.
(8)	Ms. Tarte is a private investor and does voluntary work for charitable organizations. Ms. Tarte has been a director of FPFC and First Priority Bank from 2009 until February, 2013 at which time she became a director of only FPFC.
(9)	Mr. Ehrlich served as Chairman, CEO and President of ABI and AB since their founding in 2009 and 2002, respectively. He currently serves on the board of the Wilson School District in Berks County, Pennsylvania.
(10)	Dr. Marcus served as a director of ABI and AB since February 1, 2012. He was the Medical Director and CEO of Omega Medical Laboratories until January 2005, when he sold the business. Dr. Marcus is on the board of directors of the Berks Medical Society.
(11)	Mr. Novak has been a director of FPFC since its formation in 2007 and a director of First Priority Bank since 2006. Mr. Novak has been an attorney with the law firm of Conrad O’Brien since 1994. Mr. Novak has also served as President of Novak Strategic Advisors since 2001. Mr. Novak was Chairman of the Republican State Committee of Pennsylvania from 1996 to 2005.
(12)	Mr. Worthington has been a director of FPFC and First Priority Bank since 2008. Mr. Worthington is an owner of the Newtown Athletic Club in Newtown, Pennsylvania, a facility specializing in providing health and recreation services to its members. In 2001, the Newtown Athletic Club became a partner in Healthquest of Flemington, New Jersey, which specializes in providing health and recreation services. Mr. Worthington is also a partner in the Horsham Athletic Club in Horsham, Pennsylvania.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to our named executive officers for the last three fiscal years. The compensation committee establishes the salaries for these executive officers.

	Year	Salary ($)	Bonus(3) ($)		Stock Awards ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(6) ($)		Total ($)

David E. Sparks, Chairman, and Chief Executive Officer(1)	2013	$225,000	$25,000	(7)	$4,860	$14,447	None	$0	$17,056		$286,363
	2012	$218,269	$0		$14,580	$14,763	None	$0	$74,524	(5)	$322,136
	2011	$193,365	$0		$0	$9,773	None	$0	$19,500		$222,638

Steven A. Ehrlich, President(1)(2)	2013	$186,058	$7,219		$0	None	None	$0	$32,667		$225,944

Lawrence E. Donato, Executive Vice President and Chief Risk Officer(1)	2013	$181,800	$6,181		$2,430	$8,668	None	$0	$11,634		$210,713
	2012	$180,777	$11,534		$7,289	$8,984	None	$0	$38,741	(5)	$247,325
	2011	$173,754	$0		$0	$5,998	None	$0	$11,393		$191,145

Mary Ann Messmer, Executive Vice President(1)	2013	$181,800	$10,908		$1,604	$8,668	None	$0	$13,488		$216,468
	2012	$180,777	$11,534		$4,811	$8,984	None	$0	$31,368	(5)	$237,474
	2011	$174,754	$0		$0	$5,998	None	$0	$13,270		$194,022

Mark J. Myers, Chief Financial Officer(1)	2013	$165,000	$9,900		$971	$5,779	None	$0	$11,130		$192,780
	2012	$163,654	$10,441		$2,917	$5,779	None	$0	$21,945	(5)	$204,736
	2011	$162,950	$2,500		$0	$12,031	None	$0	$10,881		$188,362

(1)	Mr. Sparks is also the Chairman of First Priority Bank. Mr. Ehrlich is also President and Chief Executive Officer of First Priority Bank. Mr. Donato is also Executive Vice President and Chief Operating Officer of First Priority Bank. Ms. Messmer is also Executive Vice President of First Priority Bank. Mr. Myers is also Chief Financial Officer of First Priority Bank.
(2)	Prior to the Merger, Mr. Ehrlich was Chairman, President and Chief Executive Officer of Affinity Bancorp, Inc. and Affinity Bank of Pennsylvania and assumed his positions with the Company and First Priority Bank effective March 1, 2013. Accordingly, Mr. Ehrlich received no compensation from FPFC or First Priority Bank during 2012. Mr. Ehrlich’s compensation with the Company is paid under an employment agreement which became effective with the Merger. Mr. Ehrlich’s base salary is currently $225,000. See “Mr. Ehrlich’s Employment Agreement” below.
(3)	The amounts reported represent specific performance awards approved by the compensation committee under the companywide incentive plan.
(4)	The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(5)	Includes deferred compensation paid in 2012 related to compensation deferred in 2009 under the 2009 deferred compensation plan in amounts of $54,275 for Mr. Sparks; $27,138 for Mr. Donato; $17,911 for Ms. Messmer; and $10,855 for Mr. Myers. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.
(6)	Includes for Mr. Sparks, a car allowance or car lease payments of $9,075 for 2013 and $8,400 for 2012 and 2011 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of the three years; for Mr. Myers, a car allowance for business use of his vehicle of $6,000 for each of the three years. Mr. Ehrlich’s Employment Agreement provides for a car allowance that for 2013 amounted to $19,405. Includes the expense of a country club membership used for business generation for Mr. Sparks in the amount of $1,000 for 2013 and $5,300 for 2012 and 2011 and for Mr. Ehrlich in the amount of $5,555 for 2013. The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Donato and Myers and Ms. Messmer in 2013 were $6,981, $5,634, $5,130 and $5,688, respectively and in 2012 were $6,548, $5,603, $5,090 and $5,652, respectively, and in 2011 were $5,800, $5,393, $4,881 and $5,410, respectively. The Bank’s matching contribution under the AB Simple IRA Plan for Mr. Ehrlich was $5,867 in 2013. Includes $1,840 premium on a life insurance policy for Mr. Ehrlich of which his estate is the beneficiary.
(7)	Mr. Sparks’ bonus paid in 2013 was based on the Company’s overall financial growth and success for 2012 and the sale of the TARP preferred by the U.S. Treasury in 2013, which was required prior to the payment of any cash bonus.

Outstanding Equity Awards at Fiscal Year End – 2013

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David E. Sparks	0	25,000	(1)	—	$5.58	5/6/21	15,000	(2)	$63,000	0	0
	0	60,000	(2)		$5.25	12/19/23	5,019	(4)	$29,160	0	0

Steven A. Ehrlich	4,984	0		—	$6.52	3/1/14
	30,667	0			$8.97	3/1/15
	6,133	0			$8.97	3/1/16
	6,160	0			$11.21	3/1/17
	6,378	0			$11.21	3/1/18
	7,114	0			$10.19	2/27/19
	8,096	0			$9.17	3/1/20
	8,341	0			$9.17	3/1/21
	8,341	0			$6.33	3/1/22

Lawrence E. Donato	0	15,000	(1)	—	$5.58	5/6/21	12,500	(2)	$52,500	0	0
	0	45,000	(2)		$5.25	12/19/23	2,509	(4)	$14,577	0	0

Mary Ann Messmer	0	15,000	(1)	—	$5.58	5/6/21	12,500	(2)	$52,500	0	0
	0	45,000	(2)		$5.25	12/19/23	50	(3)	$260	0	0
							1,656	(4)	$9,621	0	0

Mark J. Myers	0	10,000	(1)	—	$5.58	5/6/21	12,000	(2)	$50,400	0	0
	0	40,000	(2)		$5.25	12/19/23	50	(3)	$260	0	0
							1,003	(4)	$5,827	0	0

(1)	Options granted on May 6, 2011 vest in full on the fourth anniversary of the grant date and terminate ten years from the date of grant.
(2)	Options and restricted stock granted on December 19, 2013 as part of the restructured change in control arrangements. See “Restructured Change In Control Arrangements” below. Market value per share of the restricted stock is $4.20 which is based off the tangible book value per share at September 30, 2013.
(3)	Participation in companywide restricted stock grant on June 30, 2013 which vests after three years of continuous employment. Market value per share is based on June 30, 2013 book value per share of $5.19.
(4)	Restricted stock granted with the payment of the 2009 deferred compensation plan. Stock is restricted until December 31, 2015. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below. Market value per share is based on the year end book value at grant date of $5.81 per share.
(5)	Mr. Ehrlich’s options were originally issued by ABI and became fully vested with the merger of ABI and the Company.

Option Exercises and Stock Vested—2013

The named executive officers did not exercise any stock options during the year ended December 31, 2013.

Pension Benefits

The named executive officers participate in First Priority Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan. In 2013, the Bank’s match for Messrs. Sparks, Donato and Myers and Ms. Messmer was $6,981, $5,634, $5,130 and $5,688, respectively. The Bank’s matching contribution under the AB Simple IRA Plan for Mr. Ehrlich was $5,867 in 2013.

Restructured Change in Control Arrangements

During 2013, management and the Board of Directors took a series of steps to reduce the potential liability underling the change-in-control agreements which had been in place since the Company’s inception in 2005. These steps included a voluntary exchange of those contracts and stock options issued at previous dates for a new change-of-control severance plan and new stock options. The results of these steps significantly reduces the Company’s liability in the event of a change in control

Accordingly, on December 19, 2013, the board of directors of the Company approved restructured change in control arrangements to replace the previously executed change in control agreements between the Company and its named executive officers: David E. Sparks, Lawrence E. Donato, Mary Ann Messmer and Mark J. Myers along with other participating senior management personnel.

In each case, the previously executed change in control agreement between the named executive officer and the Company, which generally provided for 24 months of severance payments in the event of involuntary termination of employment or resignation for specified events of “good reason” following a change in control, was terminated with the consent of the executive officer. In lieu of the change in control agreements, each of the named executive officers will instead participate in the Bank’s Severance Plan (the “Severance Plan”). Under the Severance Plan, which is a broad-based severance plan applicable to certain employees of the Company and the Bank, each executive will receive a severance benefit equal to continued base salary, as defined, for a period of twelve months (18 months in the case of Mr. Myers) in the event that the executive’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In connection with the termination of the previously executed change in control agreements and the adoption of the new Severance Plan, the named executive officers received a grant of stock options under the Company’s existing Stock Compensation Program. Such options, which vest only upon a change in control of the Company, are exercisable for a period of ten years at an exercise price of $5.25 in the following amounts: Mr. Sparks – 60,000 shares; Mr. Donato – 45,000 shares; Ms. Messmer – 45,000 shares; and Mr. Myers – 40,000 shares. Such options were granted to replace previously granted options, in equal amounts for Messrs. Sparks, Donato and Ms. Messmer and 15,000 for Mr. Myers, which the Company and each executive mutually agreed to terminate and which had exercise prices of either $10.00 or $10.25 per share.

On December 19, 2013, as part of the Company’s long-term incentive compensation program, each named executive officer also received a grant of restricted stock under the Company’s Stock Compensation Program, which vests three years from the grant date or earlier upon a change in control of the Company, in the following amounts: Mr. Sparks – 15,000 shares; Mr. Donato – 12,500 shares; Ms. Messmer 12,500 shares; and Mr. Myers – 12,000 shares.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

On December 11, 2008, the board of directors approved a deferred compensation plan, which became effective on January 1, 2009. The plan is administered by the compensation committee. For participation in the plan, Messrs. Sparks, Donato, Myers and Ms. Messmer were granted restricted stock. The restricted stock vests on December 31, 2015.

Upon achieving defined profitability on December 31, 2012, voluntarily deferred 2009 salary plus interest was paid on that date to Messrs. Sparks, Donato, Myers and Ms. Messmer, in the amounts of $54,275, $27,138, $10,855 and $17,911, respectively. The deferred compensation plan was discontinued after 2009; accordingly no further deferrals have been or will be made under the deferred compensation plan since that time.

Mr. Ehrlich’s Employment Agreement

As a condition to consummation of the Merger, Mr. Ehrlich entered into an employment agreement with First Priority. The employment agreement provides that Mr. Ehrlich serves as the President of FPFC as well as the President and CEO of First Priority Bank. The agreement has a term of three years that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other of non-renewal at least 60 days prior to such anniversary date. The agreement provides Mr. Ehrlich with a base salary of $225,000, as adjusted effective January 1, 2013 by the ABI board of directors, and benefits commensurate with other First Priority executive officers, including health insurance, five weeks of vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things. Under the agreement, Mr. Ehrlich’s employment can be terminated for “cause” as defined in the agreement.

If First Priority were to terminate Mr. Ehrlich’s employment without cause, or if Mr. Ehrlich were to terminate his employment for “good reason”, as defined, including but not limited to, a change in control of First Priority, he will be entitled to receive post termination benefits as follows: an amount equal to three (3) times the sum of (i) the highest salary paid to him in the year of termination or prior two calendar years; (ii) the highest bonus paid to him in one of the three calendar years prior to termination; and (iii) an adjustment for benefits.

Compensation of Directors

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2013.

Name	Fees Earned Or Paid In Cash ($) (1)	Stock Awards ($)	Option Awards (1)	All Other Compensation ($)	Total
Irvin Cohen	$2,500	—	—	—	$2,500
Jerome I. Marcus	$2,500	—	—	—	$2,500
Barry L. Myers (3)	—	—	—	—	—
Alan P. Novak	$2,500	—	—	—	$2,500
Frank Sabatucci	$2,500	—	—	—	$2,500
Mel A. Shaftel	$2,500	—	—	—	$2,500
Vincent P. Small, Jr.	$2,500	—	—	—	$2,500
Karen G. Tarte	$2,500	—	—	—	$2,500
William L. Wetty	$2,500	—	—	—	$2,500
Samuel J. Worthington, Jr.	$2,500	—	—	—	$2,500

(1)	For their service on the FPFC board of directors from the date of the 2013 annual shareholders’ meeting to the 2014 annual shareholders’ meeting, all non-employee directors of the Company and of the Bank were compensated with a retainer fee of $2,500.
(2)	Effective with the Merger, Messrs. John K. Desmond, Jr., Patrick M. Smith, and Michael G. Wade no longer serve on the board of directors of FPFC; however, they continued as directors of First Priority Bank and each received a $2,500 retainer fee for 2013.
(3)	Mr. Myers waived his fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of incentive stock options, compensatory stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price of stock options, as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding stock options (1)	Weighted Average Exercise Price	Number of restricted stock grants outstanding	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) and (c)) (2)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders:
2009 Stock Compensation Program	750,649	$5.78	113,774	343,534
Equity compensation plans not approved by security holders:	—	—	—	—

Total	750,649	$5.78	113,774	343,534

(1)	Included in stock options outstanding are 355,000 stock options issued in connection with the Company’s Severance Plan, which will only vest if a change in control occurs.
(2)	The number of securities available for future issuance can be in the form of stock options or restricted stock grants.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 21, 2014, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing below (the “named executive officers”). The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent Beneficial Ownership(1)
Irvin Cohen	114,290	(5)	1.77%
Lawrence E. Donato	148,179	(3)(6)(7)	2.30%
Steven A. Ehrlich	134,835	(5)	2.07%
Jerome I. Marcus	161,354		2.51%
Mary Ann Messmer	28,254	(3)(6)(7)	*
Barry L. Myers	30,430	(5)	*
Mark J. Myers	19,918	(6)(7)	*
Alan P. Novak	12,947	(2)	*
Frank Sabatucci	58,953	(5)	*
Mel A. Shaftel	146,718	(2)(3)	2.28%
Vincent P. Small, Jr.	85,451	(2)	1.33%
David E. Sparks	237,636	(3)(6)(7)	3.69%
Karen G. Tarte	215,166	(3)	3.34%
William L. Wetty	133,642	(2)(3)	2.07%
Samuel J. Worthington, Jr.	170,392	(4)	2.64%

All directors and named executive officers as a group (15 persons)	1,698,165	(3)(4)	25.76%

*	Less than 1%
(1)	Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares. Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares. Also includes shares the holder has the right to acquire within sixty (60) days of March 21, 2014, and therefore amounts shown include options to acquire First Priority common stock that are exercisable on or before May 20, 2014. As of the date of this proxy statement, the number of shares represented by vested options which have been granted to all directors and named executive officers as a group totaled 153,592.
(2)	Includes a total of 9,000 options granted during 2005 to each non-employee director and 9,000 options granted to Mr. Novak in 2006 under First Priority’s 2005 Stock Compensation Program (the “2005 Program”). All options granted under the 2005 Program were granted at an exercise price of $10.00 per share, vested in full four years from the date of grant and will terminate ten years from the date of grant (December 22, 2015, except for Mr. Novak whose options terminate March 23, 2016). In addition, includes a total of 1,000 options granted on December 11, 2008 to each non-employee director at an exercise price of $10.25 per share, which vested in full four years from the date of grant and will terminate ten years from the date of grant.
(3)	Mr. Donato’s beneficial ownership includes 82,171 shares of common stock owned jointly with his wife and 12,685 shares of common stock owned by his children with respect to which Mr. Donato does not exercise voting or investment power.

Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock held jointly with her husband and 5,000 shares held in the name of her husband.

Mr. Shaftel’s beneficial ownership includes 43,312 shares of common stock owned by trusts in which Mr. Shaftel shares voting and investment power.

Mr. Sparks’ beneficial ownership includes 75,075 shares of common stock owned by his wife and 1,100 shares of common stock owned by his children with respect to which Mr. Sparks does not exercise voting and investment power.

Mr. Wetty’s beneficial ownership includes 123,642 shares of common stock owned jointly with his wife.

Ms. Tarte’s beneficial ownership includes 30,166 shares of common stock and 10,000 vested options owned by her spouse with respect to which Ms. Tarte does not exercise voting and investment power, and a total of 175,000 shares owned by Conwell Limited Partnership and Wellington Limited Partnership. Ms. Tarte is a limited partner in these partnerships and does not exercise voting or investment power.

(4)	Mr. Worthington’s beneficial ownership includes 15,000 vested options issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital.
(5)	The number of shares beneficially owned includes options issued to former directors of Affinity Bancorp, Inc. which became fully vested upon the change of control effective with the merger into First Priority Financial Corp. Mr. Cohen – 2,454 options; Mr. Ehrlich – 81,230 options; Mr. B. Myers – 2,454 options; and Mr. Sabatucci – 2,454 options.
(6)	Includes the following number of shares of restricted stock granted on December 31, 2009, pursuant to the Company’s 2009 Deferred Compensation Plan: Mr. Sparks – 5,019 shares; Mr. Donato – 2,509 shares; Ms. Messmer – 1,656 shares; and Mr. Myers – 1,003 shares. The restricted shares will become 100% vested on December 31, 2015, as defined in the plan, provided that the individual remains employed with the Company until the vesting date, subject to certain exceptions set forth in the plan, such as termination without cause. The restricted shares become fully vested upon a change of control. The individuals exercise voting power over the restricted shares, but do not have investment power until the restriction is removed. See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.
(7)	Includes the following number of shares of restricted stock granted on December 19, 2013, pursuant to the Company’s Stock Compensation Program and issued in connection with the mutual release of existing change-of-control contracts: Mr. Sparks – 15,000 shares; Mr. Donato – 12,500 shares; Ms. Messmer – 12,500 shares; and Mr. Myers – 12,000 shares. The restricted shares will become 100% vested on December 19, 2016, provided that the individual remains employed with the Company until the vesting date, subject to certain exceptions, such as termination without cause or retirement after the age of 66. The restricted shares become fully vested upon a change of control. The individuals exercise voting power over the restricted shares, but do not have investment power until the restriction is removed.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Certain directors and executive officers of FPFC, and their associates, were customers of and had transactions with First Priority Bank in the ordinary course of business during the fiscal year ended December 31, 2013. Similar transactions may be expected to take place in the future. Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis. The aggregate extensions of credit to all such persons, as a group, totaled $6,859,000 at December 31, 2013.

Board and Committees

The board of directors held twelve (12) meetings in 2013. The board of directors maintains an audit and governance committee, a compensation committee, and a nominating committee.

Effective with the merger of ABI with FPFC on February 28, 2013 (the “Merger”), the membership of the compensation committee consists of Messrs. Shaftel (Chairman), B. Myers, Marcus, Small and Worthington. Effective January 30, 2014, Mr. Novak was added to the membership and assumed the role of Chairman of the compensation committee. The compensation committee does not operate under a written charter. Messrs. Sparks and Ehrlich serve as ex-officio members of the compensation committee.

Effective with the Merger, the nominating committee consisted of Messrs. Novak (Chairman), Wetty, Ms. Tarte and Messrs. Sparks and Ehrlich and met once during 2013. Effective January 30, 2014, Mr. Wetty assumed the role of Chairman of the nominating committee. The nominating committee does not operate under a written charter. The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time. The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process. The nominating committee considers potential candidates recommended by its members, management and others, including shareholders. The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.

Effective with the Merger, the audit and governance committee consists of Messrs. Small (Chairman), Cohen, Sabatucci, Shaftel and Mr. Patrick M. Smith (director of First Priority Bank). The audit and governance committee operates under a written charter. Messrs. Small and Smith have been designated the “audit governance committee financial experts,” and meet the qualifications to serve as such under the NASDAQ listing standards.

Effective January 30, 2014, the board of directors formed a Strategic Finance Committee consisting of Messrs. Shaftel (Chairman), Cohen, Small and Sparks. The committee does not operate under a written charter. The committee’s responsibility is to evaluate capital structure and financing opportunities’, capital market activities and strategic opportunities which may be identified by the Company.

During 2013, all current directors attended at least 75% of the aggregate number of board and committee meetings on which each director served except for Mr. Worthington who attended 63%.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank. Also, during 2013, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by BDO USA, LLC for the fiscal year ended December 31, 2013 and ParenteBeard LLC for the fiscal year ended December 31, 2012.

December 31, 2013
Audit Fees	$98,640
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—

December 31, 2012
Audit Fees	$168,454
Audit-Related Fees	$—
Tax Fees	$17,061
All Other Fees	$—

Audit fees for the fiscal year ended December 31, 2013 include audit fees related to the audit of the Company’s annual consolidated financial statements; quarterly reviews for quarters ending June and September; and related expenses. Audit fees for the fiscal year ended December 31, 2012 included audit fees related to the filing of the S-4 joint proxy statement/prospectus filed in connection with the merger of FPFC and ABI; the audit of the Company’s annual consolidated financial statements; and related expenses. Tax fees include the preparation of the Company’s tax return. All fees paid to BDO USA, LLP in 2013 and to ParenteBeard LLC in 2012 were pre-approved by the audit and governance committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits. The following is a list of Exhibits to this Registration Statement.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 23, 2011, between First Priority Financial Corp. and Affinity Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.1(i)	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.1(ii)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.1(iii)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.1(iv)	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.2	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s registration statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

10.1*	Form of First Priority Bank Severance Plan

10.2*	Employment Agreement between First Priority Financial Corp. and Steven A. Ehrich (incorporated by reference to Exhibit 10.2 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

11.1	Statements re computation of per share earnings (see Note 3 to First Priority’s Audited Consolidated Financial Statements filed herewith)

21.1	Subsidiaries of First Priority Financial Corp.

31.1	Certification of David E. Sparks, Chairman and Chief Executive Officer of First Priority Financial Corp., pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark J. Myers, Chief Financial Officer of First Priority Financial Corp., pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of David E. Sparks, Chairman and Chief Executive Officer of First Priority Financial Corp., pursuant to 18 United States Code § 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Mark J. Myers, Chief Financial Officer of First Priority Financial Corp., pursuant to 18 United States Code § 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a compensation plan or agreement
**	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. § 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Priority Financial Corp.

March 28, 2014	By:	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks David E. Sparks	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2014

/s/ Mark J. Myers Mark J. Myers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Steven A. Ehrlich Steven A. Ehrlich	President and Director	March 28, 2014

/s/ Irvin Cohen Irvin Cohen	Director	March 28, 2014

/s/ Jerome I. Marcus Jerome I. Marcus	Director	March 28, 2014

/s/ Barry L. Myers Barry L. Myers	Director	March 28, 2014

/s/ Alan P. Novak Alan P. Novak	Director	March 28, 2014

/s/ Frank Sabatucci Frank Sabatucci	Director	March 28, 2014

/s/ Mel A. Shaftel Mel A. Shaftel	Director	March 28, 2014

/s/ Vincent P. Small, Jr. Vincent P. Small, Jr.	Director	March 28, 2014

Karen G. Tarte	Director	March 28, 2014

/s/ William L. Wetty William L. Wetty	Director	March 28, 2014

/s/ S. James Worthington, Jr. S. James Worthington, Jr.	Director	March 28, 2014