Form 10-Q
period 2014-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2014-05-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 9, 2014
Common Stock, $1.00 Par Value	6,438,894 Outstanding Shares

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

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$5,474	$5,217
Interest-bearing deposits in banks	4,979	6,031

Total cash and cash equivalents	10,453	11,248
Securities available for sale, at fair value (amortized cost: $54,122 and $80,085, respectively)	53,449	78,636
Securities held to maturity, at amortized cost (fair value: $14,200 and $10,268, respectively)	14,502	10,963
Loans receivable	340,083	335,737
Less: allowance for loan losses	2,219	2,273

Net loans	337,864	333,464
Restricted investments in bank stocks	2,360	2,731
Premises and equipment, net	2,538	2,533
Bank owned life insurance	3,017	—
Accrued interest receivable	1,447	1,454
Other real estate owned	1,115	914
Goodwill	2,725	2,725
Intangible assets with finite lives	468	494
Other assets	1,013	926

Total Assets	$430,951	$446,088

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$52,042	$47,997
Interest-bearing	294,498	309,423

Total deposits	346,540	357,420
Short-term borrowings	22,300	33,625
Long-term debt	11,000	11,000
Accrued interest payable	362	313
Due to brokers for investment securities	6,045	—
Other liabilities	1,142	1,338

Total Liabilities	387,389	403,696

Commitments and contingencies (Note 10)	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 5%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,570
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	231
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,594	4,594
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2014: 6,438,894; 2013: 6,438,994	6,439	6,439
Surplus	39,844	39,780
Accumulated deficit	(11,551)	(12,025)
Accumulated other comprehensive loss	(572)	(1,197)

Total Shareholders’ Equity	43,562	42,392

Total Liabilities and Shareholders’ Equity	$430,951	$446,088

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, In thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Interest Income
Loans receivable, including fees	$4,061	$3,488
Securities—taxable	360	166
Securities—exempt from federal taxes	27	27
Interest bearing deposits and other	26	9

Total Interest Income	4,474	3,690

Interest Expense
Deposits	676	728
Short-term borrowings	12	2
Long-term debt	24	63

Total Interest Expense	712	793

Net Interest Income	3,762	2,897
Provision for Loan Losses	105	165

Net Interest Income after Provision for Loan Losses	3,657	2,732

Non-Interest Income
Wealth management fee income	123	59
Bank owned life insurance income	17	—
Other	79	61

Total Non-Interest Income	219	120

Non-Interest Expenses
Salaries and employee benefits	1,722	1,540
Occupancy and equipment	565	355
Data processing equipment and operations	232	169
Professional fees	217	146
Marketing, advertising, and business development	30	36
FDIC insurance assessments	76	73
Pennsylvania bank shares tax expense	78	74
Merger related costs	—	797
Other real estate owned	42	118
Other	304	192

Total Non-Interest Expenses	3,266	3,500

Income (Loss) before Income Tax Expense	610	(648)
Federal Income Tax Expense	9	—

Net Income (Loss)	$601	$(648)

Preferred dividends, including net amortization	127	133

Income (Loss) to Common Shareholders	$474	$(781)

Income (loss) per common share:
Basic	$0.07	$(0.18)
Diluted	$0.07	$(0.18)
Weighted average common shares outstanding
Basic	6,439	4,241
Diluted	6,439	4,241

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (loss)

(Unaudited, In thousands)

	For the three months ended March 31,
	2014	2013
Net income (loss)	$601	$(648)

Other comprehensive income:
Securities available for sale:
Net unrealized gains arising during the period	776	64

Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding losses on securities transferred	(137)	—
Amortization of net unrealized holding gains to income during the period	(14)	—

Net unrealized holding losses on securities transferred during the period	(151)	—

Total other comprehensive income	625	64

Total comprehensive income (loss)	$1,226	$(584)

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2014 and 2013

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(120)	—	(120)
Net amortization on preferred stock	13	—	—	(13)	—	—
Forfeiture of 100 shares of restricted common stock	—	—	—	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(648)	—	(648)
Other comprehensive income	—	—	—	—	64	64
Stock based compensation expense	—	—	33	—	—	33

Balance – March 31, 2013	$9,355	$6,328	$39,696	$(12,470)	$747	$43,656

Balance – December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(120)	—	(120)
Net amortization on preferred stock	7	—	—	(7)	—	—
Net income	—	—	—	601	—	601
Other comprehensive income	—	—	—	—	625	625
Stock based compensation expense	—	—	64	—	—	64

Balance – March 31, 2014	$9,402	$6,439	$39,844	$(11,551)	$(572)	$43,562

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$601	$(648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	105	165
Provision for foreclosed asset losses	—	101
Depreciation and amortization	112	72
Net (accretion) amortization of securities premiums	(44)	(23)
Stock based compensation expense	64	15
Net gains on sales of other real estate	(18)	—
Bank owned life insurance policy income	(17)	—
Increase in accrued interest receivable	7	41
Increase in other assets	(87)	(84)
Increase (decrease) in accrued interest payable	49	(113)
Decrease in other liabilities	(193)	(135)

Net Cash Provided by (Used in) Operating Activities	579	(609)

Cash Flows from Investing Activities
Net increase in loans	(5,174)	(9,218)
Increase in mortgage loans held for sale	—	(90)
Purchases of securities available for sale	(958)	(14,342)
(Purchase)/Redemption of restricted stock	371	(353)
Proceeds from maturities or calls of securities available for sale	29,231	7,501
Proceeds from the sale of securities available for sale	—	1,305
Proceeds related to receivables for investment securities sold	—	33,630
Proceeds from the sale of other real estate owned	510	180
Net increase (decrease) of premises and equipment	(126)	6
Net purchase of bank owned life insurance	(3,000)	—
Net cash received from acquisition	—	24,419

Net Cash Provided by Investing Activities	20,854	43,038

Cash Flows from Financing Activities
Net decrease in deposits	(10,783)	(25,470)
Net increase (decrease) in short-term borrowings	(11,325)	25,000
Decrease in long-term debt	—	(14,358)
Proceeds from issuance of common stock	—	6,572
Cash dividends paid on preferred stock	(120)	(120)

Net Cash Used in Financing Activities	(22,228)	(8,376)

Net Increase (Decrease) in Cash and Cash Equivalents	(795)	34,053
Cash and Cash Equivalents—Beginning	11,248	11,016

Cash and Cash Equivalents—Ending	$10,453	$45,069

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchased	$6,045	$1,000
Transfer of available for sale securities to held to maturity securities	$3,840	$—
Transfer of loans receivable to other real estate owned	$694	$—
Cash paid for interest on deposits and borrowings	$760	$1,103

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

On May 23, 2012, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), jointly announced a definitive agreement to merge their respective holding companies and bank subsidiaries. Subsequently, on February 28, 2013, the merger with Affinity was completed. Total assets acquired as a result of the merger were $175.9 million, including $77.4 million in loans, and deposits of $150.9 million. Total incremental equity resulting from the transaction was $10.1 million. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. In conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering that resulted in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of March 31, 2014, First Priority had total assets of $431.0 million and total shareholders’ equity of $43.6 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of March 31, 2014, First Priority Bank had total assets of $430.9 million, total loans of $340.1 million, total deposits of $347.4 million and total shareholder’s equity of $42.9 million.

First Priority Bank engages in a full service commercial and consumer banking business with strong private banking and individual wealth management services. First Priority Bank offers a variety of commercial, private banking and consumer loans, mortgage products and commercial real estate financing. First Priority Bank does not engage in sub-prime lending. The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the current regulatory environment, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

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

First Priority Bank currently seeks deposits and commercial and consumer banking relationships through its ten banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, other than temporary impairment of investment assets, and the valuation of deferred tax assets and other real estate.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ended March 31, 2014, the Company recorded a provision for loan losses totaling $92 thousand for acquired impaired loans. There was no provision recorded for loan losses for acquired impaired loans for the three months ended March 31, 2013.

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

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income (loss). The Consolidated Statements of Comprehensive Income do not include the effects of income taxes due to the full valuation allowance on deferred tax assets as of March 31, 2014 and 2013, respectively.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	March 31,	March 31,
	2014	2013
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	$14	$—	Interest Income

Total reclassification	$14	$—

Accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
	(Dollars in thousands)
Net unrealized loss on available for sale securities	$(673)	$(1,449)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	101	252

Total	$(572)	$(1,197)

Note 2—Merger with Affinity Bancorp, Inc.

On February 28, 2013, First Priority and Affinity Bancorp, Inc. completed a merger, pursuant to a definitive merger agreement dated May 23, 2012, whereby the companies agreed to merge their respective holding companies and bank subsidiaries. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. The combination created a full-service community bank with ten offices serving the Berks, Bucks, Chester, and Montgomery County markets. The Company is headquartered in Malvern, PA.

The merger is being accounted for using acquisition accounting, which requires the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $174.4 million, which consisted of $77.4 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.5 million. The fair value of liabilities assumed aggregated $165.7 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off in the first quarter of 2013. The transaction added $10.1 million to First Priority’s equity based on the fair value of stock issued in the merger. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

(In thousands, except share and per share data)	February 28, 2013
Purchase Price Consideration in Common Stock
Affinity common shares settled for stock	1,970,706
Exchange ratio	0.9813
First Priority shares issued	1,933,665
Fair value assigned to First Priority’s common shares	$5.22
Acquisition cost of Affinity common shares exchanged for First Priority Stock—Total Acquisition cost		$10,094
Acquisition cost of Consideration—fair value of Affinity Options Rolled over to First Priority Options		44

Total Acquisition cost		$10,138

Identifiable assets:
Cash and due from banks	$24,419
Securities available for sale	33,253
Loans and leases	77,359
Intangible assets	582
Other assets	38,738

Total identifiable assets		174,351
Liabilities:
Deposits	$150,904
Long-term borrowings	14,358
Other liabilities	482

Total liabilities		165,744

Net goodwill resulting from merger		$1,531

The acquired assets and assumed liabilities were measured at estimated fair values. In many cases, determining the fair value of the acquired assets and assumed liabilities required First Priority to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the merger.

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

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were recorded at fair value and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. Effectively at the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.6 million. The balance of purchased credit impaired loans at March 31, 2014 was $1.8 million, net of a remaining unamortized non-accretable discount of $1.3 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount of $292 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

The following is a summary of the acquired impaired loans resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$5,577
Contractual cash flows not expected to be collected	2,441

Expected cash flows at acquisition	3,136
Interest component of expected cash flows	359

Basis in acquired loans at acquisition – estimated fair value	$2,777

The following table presents the changes in accretable yield related to purchased-credit-impaired loans for the periods ended March 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Accretable yield balance, beginning of period	$56	$—
Additions resulting from acquisition	—	258
Accretion to interest income	(24)	(15)
Reclassification from nonaccretable difference and disposals, net	13	—

Accretable yield balance, end of period	$45	$243

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

Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The CDI value represents the future economic benefit of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible of $582 thousand is being amortized over an estimated useful life of approximately 10 years. Amortization expense was $26 thousand and $9 thousand for the three months ended March 31, 2014 and 2013, respectively.

The following table shows amortization expense for the core deposit intangible for the next 5 years:

In thousands
Remainder of 2014:	$71
2015	86
2016	76
2017	65
2018	55

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

In connection with the Affinity acquisition, First Priority incurred merger-related expenses in regards to professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations with and into First Priority. Those expenses consisted largely of costs related to professional and consulting services, termination of Affinity’s core system contractual agreement and initial communication expenses to introduce First Priority to its new customers, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income follows for the three months ended March 31, 2013. There were no merger costs recorded for the three months ended March 31, 2014. (Dollars in thousands):

For the three months ended March 31,
2013
Accounting	$17
Investment banking	350
Investor & customer document printing and filing	111
Legal	5
System contract termination	314

$797

Note 3—Recently Issued Accounting Standards

In January 2014, the FASB issued ASU 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

Note 4—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the three months ended March 31, 2014 and 2013, diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive. For the three months ended March 31, 2014 and March 31, 2013 there were 845 thousand common stock equivalent shares, all of which were antidilutive and therefore, excluded from earnings per share calculations.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(In thousands, except per share information)	2014	2013
Net income (loss)	$601	$(648)
Less: preferred stock dividends	(120)	(120)
Less: net discount accretion on preferred stock	(7)	(13)

Income (loss) to common shareholders	$474	$(781)

Average basic common shares outstanding	6,439	4,241
Effect of dilutive stock options	—	—

Average number of common shares used to calculate diluted earnings per common share	6,439	4,241

Basic earnings (loss) per common share	$0.07	$(0.18)
Diluted earnings (loss) per common share	$0.07	$(0.18)

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$57	$57
Preferred Series B	5	5
Preferred Series C	58	58

Total preferred dividends	$120	$120

Net accretion (amortization) on preferred stock:
Preferred Series A	$(9)	$(15)
Preferred Series B	2	2
Preferred Series C	—	—

Total net accretion (amortization) on preferred stock	$(7)	$(13)

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

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $151 thousand as of March 31, 2014 and $252 thousand as of December 31, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale and held to maturity are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$23,441	$7	$(364)	$23,084
Obligations of states and political subdivisions	4,953	—	(138)	4,815
Federal agency mortgage-backed securities	24,391	112	(294)	24,209
Federal agency collateralized mortgage obligations	689	4	(3)	690
Other debt securities	501	3	—	504
Money market mutual fund	147	—	—	147

Total investment securities available for sale	$54,122	$126	$(799)	$53,449

Held To Maturity:
Obligations of states and political subdivisions	$14,022	$6	$(308)	$13,720
Other debt securities	480	—	—	480

Total held to maturity	$14,502	$6	$(308)	$14,200

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$48,612	$4	$(555)	$48,061
Obligations of states and political subdivisions	8,321	—	(500)	7,821
Federal agency mortgage-backed securities	20,908	57	(411)	20,554
Federal agency collateralized mortgage obligations	758	6	(5)	759
Other debt securities	1,252	3	(48)	1,207
Money market mutual fund	234	—	—	234

Total investment securities available for sale	$80,085	$70	$(1,519)	$78,636

Held To Maturity:
Obligations of states and political subdivisions	$10,963	$—	$(695)	$10,268

Total held to maturity	$10,963	$—	$(695)	$10,268

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2014 and December 31, 2013.

	As of March 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$14,650	$(287)	13	$2,923	$(77)	3	$17,573	$(364)	16
Obligations of states and political subdivisions	4,273	(124)	11	542	(14)	2	4,815	(138)	13
Federal agency mortgage-backed securities	8,808	(195)	8	2,639	(99)	1	11,447	(294)	9
Federal agency collateralized mortgage obligations	376	(3)	1	—	—	—	376	(3)	1

Total Available for Sale	$28,107	$(609)	33	$6,104	$(190)	6	$34,211	$(799)	39

Held to Maturity:
Obligations of states and political subdivisions	$8,408	$(258)	18	$815	$(50)	2	$9,223	$(308)	20

Total Held to Maturity	$8,408	$(258)	18	$815	$(50)	2	$9,223	$(308)	20

	As of December 31, 2013
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$21,057	$(555)	18	$—	$—	—	$21,057	$(555)	18
Obligations of states and political subdivisions	7,821	(500)	19	—	—	—	7,821	(500)	19
Federal agency mortgage-backed securities	12,772	(411)	10	—	—	—	12,772	(411)	10
Federal agency collateralized mortgage obligations	411	(5)	1	—	—	—	411	(5)	1
Other debt securities	702	(48)	2	—	—	—	702	(48)	2

Total Available for Sale	$42,763	$(1,519)	50	$—	$—	—	$42,763	$(1,519)	50

Held to Maturity:
Obligations of states and political subdivisions	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

Total Held to Maturity	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

As of March 31, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

Securities issued by states and political subdivisions are all rated investment grade. Each holding is reviewed by quarterly for impairment by management and our investment advisor. All mortgage backed securities and collateralized mortgage obligations are issued by U.S. government sponsored agencies; there are no holdings of private label mortgage backed securities or securities backed by loans classified as “Alt-A” or “Subprime”.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2014 represents an other-than-temporary impairment.

There were no realized gains or losses for the three months ended March 31, 2014 and 2013.

Securities with an estimated fair value of $41.8 million and $44.3 million were pledged at March 31, 2014 and December 31, 2013, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $105 thousand and $106 thousand as of March 31, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of securities as of March 31, 2014 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2014		March 31, 2014
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	16,949	16,719	489	482
Due after five years through ten years	16,136	15,941	1,024	983
Due after ten years	20,890	20,642	12,989	12,735

	53,975	53,302	14,502	14,200
Money market mutual fund	147	147	—	—

Total	$54,122	$53,449	$14,502	$14,200

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2014 and December 31, 2013. For presentation, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013, and acquired loans include loans acquired through the merger with Affinity as of this same date.

	March 31, 2014	December 31, 2013
Commercial:
Commercial and industrial	$78,669	$76,659
Commercial mortgage	152,958	149,492
Commercial construction	5,015	4,373

Total commercial	236,642	230,524

Residential mortgage loans	55,049	56,979
Consumer:
Home equity lines of credit	29,593	29,263
Other consumer loans	19,108	19,317

Total consumer	48,701	48,580

Total loans	340,392	336,083
Allowance for loan losses	(2,219)	(2,273)
Net deferred loan fees	(309)	(346)

Total loans receivable, net	$337,864	$333,464

Originated loans	$297,871	$288,913
Acquired loans	42,521	47,170

Total loans	$340,392	$336,083

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2014, these loans totaled $64.6 million and $42.0 million, respectively, or 19.0% and 12.3%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$445	$—	$10	$(34)	$421
Commercial mortgage	452	(74)	—	99	477
Commercial construction	12	(50)	—	55	17
Residential mortgage loans	149	—	—	1	150
Home equity lines of credit	177	—	4	(58)	123
Other consumer loans	67	(52)	3	32	50
Unallocated	971	—	—	10	981

Total loans	$2,273	$(176)	$17	$105	$2,219

Commercial and industrial	$445	$—	$—	$(24)	$421
Commercial mortgage	452	(74)	—	99	477
Commercial construction	12	—	—	5	17
Residential mortgage loans	149	—	—	1	150
Home equity lines of credit	177	—	—	(54)	123
Other consumer loans	67	(6)	1	(12)	50
Unallocated	971	—	—	10	981

Total originated loans	$2,273	$(80)	$1	$25	$2,219

Commercial and industrial	$—	$—	$10	$(10)	$—
Commercial mortgage	—	—	—	—	—
Commercial construction	—	(50)	—	50	—
Residential mortgage loans	—	—	—	—	—
Home equity lines of credit	—	—	4	(4)	—
Other consumer loans	—	(46)	2	44	—
Unallocated	—	—	—	—	—

Total acquired loans	$—	$(96)	$16	$80	$—

	For the three months ended
	March 31, 2013
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge- offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$566	$(54)	$—	$248	$760
Commercial mortgage	559	—	—	28	587
Commercial construction	31	—	—	(5)	26
Residential mortgage loans	176	(8)	1	(37)	132
Home equity lines of credit	89	—	—	(2)	87
Other consumer loans	41	—	1	1	43
Unallocated	998	—	—	(68)	930

Total loans	$2,460	$(62)	$2	$165	$2,565

Commercial and industrial	$566	$(54)	$—	$248	$760
Commercial mortgage	559	—	—	28	587
Commercial construction	31	—	—	(5)	26
Residential mortgage loans	176	(8)	1	(37)	132
Home equity lines of credit	89	—	—	(2)	87
Other consumer loans	41	—	1	1	43
Unallocated	998	—	—	(68)	930

Total originated loans	$2,460	$(62)	$2	$165	$2,565

Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Unallocated	—	—	—	—	—

Total acquired loans	$—	$—	$—	$—	$—

The following tables present the balance in the allowance for loan losses at March 31, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$421	$55	$366	$78,669	$1,816	$76,853
Commercial mortgage	477	6	471	152,958	909	152,049
Commercial construction	17	—	17	5,015	386	4,629
Residential mortgage loans	150	—	150	55,049	247	54,802
Home equity lines of credit	123	12	111	29,593	31	29,562
Other consumer loans	50	—	50	19,108	184	18,924
Unallocated	981	—	981	—	—	—

Total loans	$2,219	$73	$2,146	$340,392	$3,573	$336,819

Commercial and industrial	$421	$55	$366	$71,686	$816	$70,870
Commercial mortgage	477	6	471	138,605	192	138,413
Commercial construction	17	—	17	4,629	—	4,629
Residential mortgage loans	150	—	150	47,813	—	47,813
Home equity lines of credit	123	12	111	22,241	31	22,210
Other consumer loans	50	—	50	12,897	—	12,897
Unallocated	981	—	981	—	—	—

Total originated loans	$2,219	$73	$2,146	$297,871	$1,039	$296,832

Commercial and industrial	$—	$—	$—	$6,983	$1,000	$5,983
Commercial mortgage	—	—	—	14,353	717	13,636
Commercial construction	—	—	—	386	386	—
Residential mortgage loans	—	—	—	7,236	247	6,989
Home equity lines of credit	—	—	—	7,352	—	7,352
Other consumer loans	—	—	—	6,211	184	6,027
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$42,521	$2,534	$39,987

	December 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$445	$93	$352	$76,659	$1,822	$74,837
Commercial mortgage	452	19	433	149,492	1,650	147,842
Commercial construction	12	—	12	4,373	440	3,933
Residential mortgage loans	149	—	149	56,979	247	56,732
Home equity lines of credit	177	—	177	29,263	—	29,263
Other consumer loans	67	—	67	19,317	259	19,058
Unallocated	971	—	971	—	—	—

Total loans	$2,273	$112	$2,161	$336,083	$4,418	$331,665

Commercial and industrial	$445	$93	$352	$68,755	$820	$67,935
Commercial mortgage	452	19	433	133,172	597	132,575
Commercial construction	12	—	12	3,933	—	3,933
Residential mortgage loans	149	—	149	49,533	—	49,533
Home equity lines of credit	177	—	177	20,796	—	20,796
Other consumer loans	67	—	67	12,724	49	12,675
Unallocated	971	—	971	—	—	—

Total originated loans	$2,273	$112	$2,161	$288,913	$1,466	$287,447

Commercial and industrial	$—	$—	$—	$7,904	$1,002	$6,902
Commercial mortgage	—	—	—	16,320	1,053	15,267
Commercial construction	—	—	—	440	440	—
Residential mortgage loans	—	—	—	7,446	247	7,199
Home equity lines of credit	—	—	—	8,467	—	8,467
Other consumer loans	—	—	—	6,593	210	6,383
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$47,170	$2,952	$44,218

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013 as well as for the periods then ended, respectively:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,743	$3,153	$—	$1,592	$3,020	$—
Commercial mortgage	784	1,029	—	1,136	1,465	—
Commercial construction	386	886	—	440	887	—
Residential mortgage loans	247	318	—	247	318	—
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	184	286	—	259	335	—
With an allowance recorded:
Commercial and industrial	$73	$73	$55	$230	$230	$93
Commercial mortgage	125	153	6	514	520	19
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	31	31	12	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$1,816	$3,226	$55	$1,822	$3,250	$93
Commercial mortgage	909	1,182	6	1,650	1,985	19
Commercial construction	386	886	—	440	887	—
Residential mortgage loans	247	318	—	247	318	—
Home equity lines of credit	31	31	12	—	—	—
Other consumer loans	184	286	—	259	335	—

Total	$3,573	$5,929	$73	$4,418	$6,775	$112

With no related allowance recorded:
Originated loans	$810	$1,479	$—	$722	$1,346	$—
Acquired Loans	2,534	4,193	—	2,952	4,679	—

Total	$3,344	$5,672	$—	$3,674	$6,025	$—

With an allowance recorded:
Originated loans	$229	$257	$73	$744	$750	$112
Acquired Loans	—	—	—	—	—	—

Total	$229	$257	$73	$744	$750	$112

Total:
Originated loans	$1,039	$1,736	$73	$1,466	$2,096	$112
Acquired Loans	2,534	4,193	—	2,952	4,679	—

Total	$3,573	$5,929	$73	$4,418	$6,775	$112

	Three months ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,747	$—	$3,090	$8
Commercial mortgage	948	—	185	—
Commercial construction	425	5	156	7
Residential mortgage loans	242	—	976	5
Home equity lines of credit	—	—	657	1
Other consumer loans	204	—	—	—
With an allowance recorded:
Commercial and industrial	$74	$—	$1,730	$13
Commercial mortgage	125	—	2,492	—
Commercial construction	—	—	577	6
Residential mortgage loans	—	—	66	—
Home equity lines of credit	31	—	—	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$1,821	$—	$4,820	$21
Commercial mortgage	1,073	—	2,677	—
Commercial construction	425	5	733	13
Residential mortgage loans	242	—	1,042	5
Home equity lines of credit	31	—	657	1
Other consumer loans	204	—	—	—

Total	$3,796	$5	$9,929	$40

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$1,816	$1,822
Commercial mortgage	909	1,650
Commercial construction	243	297
Residential mortgage loans	247	247
Home equity lines of credit	31	—
Other consumer loans	184	260

Total loans	$3,430	$4,276

Commercial and industrial	$816	$820
Commercial mortgage	192	597
Commercial construction	—	—
Residential mortgage loans	—	—
Home equity lines of credit	31	—
Other consumer loans	—	49

Total originated loans	$1,039	$1,466

Commercial and industrial	$1,000	$1,002
Commercial mortgage	717	1,053
Commercial construction	243	297
Residential mortgage loans	247	247
Home equity lines of credit	—	—
Other consumer loans	184	211

Total acquired loans	$2,391	$2,810

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $73 thousand for the three months ended March 31, 2014 and $62 thousand for the three months ended March 31, 2013, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$76,312	$378	$1,979	$—	$78,669
Commercial mortgage	151,382	—	1,576	—	152,958
Commercial construction	4,629	—	386	—	5,015
Residential mortgage loans	54,755	—	294	—	55,049
Consumer:
Home equity lines of credit	29,502	—	91	—	29,593
Other consumer loans	19,108	—	—	—	19,108

Total	$335,688	$378	$4,326	$—	$340,392

Commercial:
Commercial and industrial	$70,566	$378	$742	$—	$71,686
Commercial mortgage	138,448	—	157	—	138,605
Commercial construction	4,629	—	—	—	4,629
Residential mortgage loans	47,813	—	—	—	47,813
Consumer:
Home equity lines of credit	22,241	—	—	—	22,241
Other consumer loans	12,897	—	—	—	12,897

Total originated loans	$296,594	$378	$899	$—	$297,871

Commercial:
Commercial and industrial	$5,746	$—	$1,237	$—	$6,983
Commercial mortgage	12,934	—	1,419	—	14,353
Commercial construction	—	—	386	—	386
Residential mortgage loans	6,942	—	294	—	7,236
Consumer:
Home equity lines of credit	7,261	—	91	—	7,352
Other consumer loans	6,211	—	—	—	6,211

Total acquired loans	$39,094	$—	$3,427	$—	$42,521

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,959	$379	$2,321	$—	$76,659
Commercial mortgage	146,645	782	2,065	—	149,492
Commercial construction	3,933	—	440	—	4,373
Residential mortgage loans	56,863	—	116	—	56,979
Consumer:
Home equity lines of credit	29,067	—	196	—	29,263
Other consumer loans	19,268	—	49	—	19,317

Total	$329,735	$1,161	$5,187	$—	$336,083

Commercial:
Commercial and industrial	$67,556	$379	$820	$—	$68,755
Commercial mortgage	132,575	—	597	—	133,172
Commercial construction	3,933	—	—	—	3,933
Residential mortgage loans	49,533	—	—	—	49,533
Consumer:
Home equity lines of credit	20,796	—	—	—	20,796
Other consumer loans	12,675	—	49	—	12,724

Total originated loans	$287,068	$379	$1,466	$—	$288,913

Commercial:
Commercial and industrial	$6,403	$—	$1,501	$—	$7,904
Commercial mortgage	14,070	782	1,468	—	16,320
Commercial construction	—	—	440	—	440
Residential mortgage loans	7,330	—	116	—	7,446
Consumer:
Home equity lines of credit	8,271	—	196	—	8,467
Other consumer loans	6,593	—	—	—	6,593

Total acquired loans	$42,667	$782	$3,721	$—	$47,170

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73	$413	$1,369	$1,855	$76,814	$78,669
Commercial mortgage	157	—	741	898	152,060	152,958
Commercial construction	—	—	—	—	5,015	5,015
Residential mortgage loans	251	—	247	498	54,551	55,049
Consumer:
Home equity lines of credit	265	83	31	379	29,214	29,593
Other consumer loans	350	175	183	708	18,400	19,108

Total	$1,096	$671	$2,571	$4,338	$336,054	$340,392

Commercial:
Commercial and industrial	$73	$—	$743	$816	$70,870	$71,686
Commercial mortgage	—	—	83	83	138,522	138,605
Commercial construction	—	—	—	—	4,629	4,629
Residential mortgage loans	—	—	—	—	47,813	47,813
Consumer:
Home equity lines of credit	—	—	—	—	22,241	22,241
Other consumer loans	1	—	—	1	12,896	12,897

Total originated loans	$74	$—	$826	$900	$296,971	$297,871

Commercial:
Commercial and industrial	$—	$413	$626	$1,039	$5,944	$6,983
Commercial mortgage	157	—	658	815	13,538	14,353
Commercial construction	—	—	—	—	386	386
Residential mortgage loans	251	—	247	498	6,738	7,236
Consumer:
Home equity lines of credit	265	83	31	379	6,973	7,352
Other consumer loans	349	175	183	707	5,504	6,211

Total acquired loans	$1,022	$671	$1,745	$3,438	$39,083	$42,521

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$74	$1,368	$1,442	$75,217	$76,659
Commercial mortgage	—	—	1,511	1,511	147,981	149,492
Commercial construction	—	—	—	—	4,373	4,373
Residential mortgage loans	170	—	247	417	56,562	56,979
Consumer:
Home equity lines of credit	135	—	—	135	29,128	29,263
Other consumer loans	256	17	210	483	18,834	19,317

Total	$561	$91	$3,336	$3,988	$332,095	$336,083

Commercial:
Commercial and industrial	$—	$74	$746	$820	$67,935	$68,755
Commercial mortgage	—	—	707	707	132,465	133,172
Commercial construction	—	—	—	—	3,933	3,933
Residential mortgage loans	—	—	—	—	49,533	49,533
Consumer:
Home equity lines of credit	96	—	—	96	20,700	20,796
Other consumer loans	2	—	—	2	12,722	12,724

Total originated loans	$98	$74	$1,453	$1,625	$287,288	$288,913

Commercial:
Commercial and industrial	$—	$—	$622	$622	$7,282	$7,904
Commercial mortgage	—	—	804	804	15,516	16,320
Commercial construction	—	—	—	—	440	440
Residential mortgage loans	170	—	247	417	7,029	7,446
Consumer:
Home equity lines of credit	39	—	—	39	8,428	8,467
Other consumer loans	254	17	210	481	6,112	6,593

Total acquired loans	$463	$17	$1,883	$2,363	$44,807	$47,170

As of March 31, 2014 and December 31, 2013, there were no loans greater than 90 days past due and still accruing.

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

There were no troubled debt restructurings entered into by the Bank for the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014, two loans acquired through the Affinity merger are currently in default and classified as non-accrual consisting of a residential mortgage loan with a current balance of $76 thousand and a commercial mortgage loan with an outstanding balance of $243 thousand.

As of March 31, 2013 two commercial loans classified as troubled debt restructurings with combined outstanding balances as of that date of $82 thousand were in default and remain in default as of the current date and are also classified as non-accrual status. In addition, one home equity line of credit previously classified as a troubled debt restructuring with a pre-modification balance of $695 thousand and a balance as of March 31, 2013 of $246 thousand was in default and classified as non-accrual status; this loan was subsequently charged-off in the second quarter of 2013.

The following table reflects information regarding troubled debt restructuring entered into by the Bank for the year ended December 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled debt restructurings:
Residential mortgage loans	1	$76	$76

Total	1	$76	$76

As of December 31, 2013 a residential mortgage loan acquired through the Affinity merger is currently in default and classified as non-accrual with a value of $76 thousand. In addition, one home equity line of credit with an outstanding balance of $246 thousand previously classified as troubled debt restructuring was completely charged-off in the second quarter of 2013.

No other TDRs have subsequently defaulted.

Note 7—Deposits

The components of deposits at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Demand, non-interest bearing	$52,042	$47,997
Demand, interest-bearing	47,751	51,690
Money market and savings accounts	102,168	102,624
Time, $100 and over	41,902	43,716
Time, other	102,677	111,393

	$346,540	$357,420

Included in time, other at March 31, 2014 and December 31, 2013 are brokered deposits of $30.7 million and $36.2 million, respectively.

At March 31, 2014, the scheduled maturities of time deposits were as follows:

March 31, 2014
(Dollars in thousands)
3/31/2015	$54,624
3/31/2016	37,129
3/31/2017	26,654
3/31/2018	20,594
3/31/2019	5,562
Thereafter	16

$144,579

Note 8—Shareholders’ Equity

During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million. As of February 29, 2008, in connection with the acquisition of Prestige Community Bank First Priority issued an additional 976,137 shares of common stock, resulting in additional equity of $7.4 million.

On February 28, 2013, in conjunction with the merger with Affinity Bancorp, Inc. and under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority common stock in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued; resulting in incremental equity of $10.1 million due to the merger.

Also, on February 28, 2013 and in conjunction with the merger of Affinity Bancorp, Inc., First Priority issued 1,268,576 shares of common stock at an issuance price of $5.22 per share through a private placement resulting in total proceeds of $6.6 million, net of $50 thousand of related issuance costs.

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

Note 9—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 1,207,957 shares to officers, other employees and directors of the Company, including 382,957 shares which were authorized for grant under this plan as a result of the merger with Affinity. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan which vest only upon change in control, and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price.

A summary of the status of the Program is presented below for the three months ended March 31, 2014:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	850,649	$6.96
Granted during period	—	—
Forfeited/cancelled during period	(981)	11.21
Expired	(4,984)	6.52

Outstanding at end of period (1)	844,684	$6.96

Exercisable at end of period (1)	303,684	$9.77

(1)	Included in options outstanding and exercisable at March 31, 2014 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual life of all outstanding stock options and exercisable options at March 31, 2014 and 2013 was 6.76 years and 4.50 years, respectively. Options outstanding and exercisable options at March 31, 2014 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in the three months ended March 31, 2014.

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

As of March 31, 2014, there was $124 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 1.32 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of March 31, 2014, there was $388 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through December 19, 2016.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2014:

Shares
Outstanding unvested shares at beginning of period	113,774
Shares Granted during period	—
Shares Forfeited/cancelled during period	(100)

Outstanding unvested shares at end of period	113,674

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

At March 31, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $73.5 million and $77.7 million, respectively. In addition, as of March 31, 2014 and December 31, 2013, there were $147 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $2.2 million and $1.3 million of financial standby letters of credit, respectively.

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

In addition, as of March 31, 2014 and December 31, 2013 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of March 31, 2014 and December 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of March 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at March 31, 2014 and December 31, 2013 are presented below:

						To be Well
						Capitalized under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in thousands)
March 31, 2014
Total capital (to risk-weighted assets)	$42,594	12.91%	$	> 26,397	> 8.0%	$	> 32,996	> 10.0%
Tier 1 capital (to risk-weighted assets)	40,340	12.23		> 13,198	> 4.0		> 19,798	> 6.0
Tier 1 capital (to total assets)	40,340	9.64		> 16,744	> 4.0		> 20,930	> 5.0
December 31, 2013
Total capital (to risk-weighted assets)	$42,194	12.90%	$	> 26,170	> 8.0%	$	> 32,713	> 10.0%
Tier 1 capital (to risk-weighted	39,886	12.19		> 13,085	> 4.0		> 19,628	> 6.0
assets) Tier 1 capital (to total assets)	39,886	9.48		> 16,833	> 4.0		> 21,041	> 5.0

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

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$23,084	$—	$23,084	$—
Obligations of states and political subdivisions	4,815	—	4,815	—
Federal agency mortgage-backed securities	24,209	—	24,209	—
Federal agency collateralized mortgage obligations	690	—	690	—
Other debt securities	504	—	504	—
Money market mutual fund	147	147	—	—

Total assets measured at fair value on a recurring basis	$53,449	$147	$53,302	$—

As of December 31, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$48,061	$—	$48,061	$—
Obligations of states and political subdivisions	7,821	—	7,821	—
Federal agency mortgage-backed securities	20,554	—	20,554	—
Federal agency collateralized mortgage obligations	759	—	759	—
Other debt securities	1,207	—	1,207	—
Money market mutual fund	234	234	—	—

Total assets measured at fair value on a recurring basis	$78,636	$234	$78,402	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Description	Fair Value	Assets	Inputs	Inputs
	(Dollars in thousands)
As of March 31, 2014:
Impaired loans	$1,329	$—	$—	$1,329
Other real estate owned	105	—	—	105

Total assets measured at fair value on a nonrecurring basis	$1,434	$—	$—	$1,434

As of December 31, 2013:
Impaired loans	$1,794	$—	$—	$1,794
Repossessed assets	75	—	—	75
Other real estate owned	181	—	—	181

Total assets measured at fair value on a nonrecurring basis	$2,050	$—	$—	$2,050

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

Quantitative information about Level 3 fair value measurements at March 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,329	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (4.29%)

		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	5%-26% (7.90%)

Other real estate owned	$105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

Quantitative information about Level 3 fair value measurements at December 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,794	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	None
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8%-17% (8.35%)

Other real estate owned	$181	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	5%-10% (8.60%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $117 thousand and $75 thousand of repossessed assets as of March 31, 2014 and December 31, 2013, respectively.

Other real estate owned consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At March 31, 2014 and December 31, 2013, the fair value consists of other real estate owned balances of $433 thousand and $524 thousand, respectively, net of valuation allowance of $328 thousand, and $343 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

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

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third- party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of March 31, 2014 the fair value of impaired originated loans consisted of loan balances of $229 thousand, net of valuation allowances of $73 thousand; and loan balances of $1.2 million, net of partial charge-offs of $650 thousand. As of March 31, 2014, the fair value of impaired acquired loans consisted of loan balances of $816 thousand, net of partial charge-offs of $223 thousand. As of December 31, 2013 the fair value of impaired originated loans consisted of loan balances of $744 thousand, net of valuation allowances of $112 thousand; and loan balances of $798 thousand, net of partial charge-offs of $285 thousand. As of December 31, 2013, the fair value of impaired acquired loans consisted of loan balances of $837 thousand, net of partial charge-offs of $188 thousand.

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

At March 31, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$10,453	$10,453	$10,453	$—	$—
Securities available for sale	53,449	53,449	147	53,302	—
Securities held to maturity	14,502	14,200	—	14,200	—
Loans receivable, net	337,864	344,791	—	—	344,791
Restricted stock	2,360	2,360	—	2,360	—
Accrued interest receivable	1,447	1,447	—	1,447	—
Liabilities:
Deposits	346,540	347,789	—	347,789	—
Short-term borrowings	22,300	22,300	—	22,300	—
Long-term debt	11,000	10,920	—	10,920	—
Accrued interest payable	362	362	—	362	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,248	$11,248	$11,248	$—	$—
Securities available for sale	78,636	78,636	234	78,402	—
Securities held to maturity	10,963	10,268	—	10,268	—
Loans receivable, net	333,464	340,205	—	—	340,205
Restricted stock	2,731	2,731	—	2,731	—
Accrued interest receivable	1,454	1,454	—	1,454	—
Liabilities:
Deposits	357,420	358,636	—	358,636	—
Short-term borrowings	33,625	33,625	—	33,625	—
Long-term debt	11,000	10,884	—	10,884	—
Accrued interest payable	313	313	—	313	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2014 and 2013, and its financial condition as of March 31, 2014 and December 31, 2013. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2014 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document and the “Risk Factors” described in the Company’s Form 10-K for the period ended December 31, 2013.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated (dollars in thousands).

	As of and for the three months ended	As of and for the years Ended December 31,
	March 31, 2014	2013	2012
Total revenue (1)	$3,981	$15,239	$10,673
Net income	601	196	753
Total assets	430,951	446,088	275,146
Total loans receivable	340,083	335,737	244,275
Total deposits	346,540	357,420	233,043

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting estimates. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, impairment of restricted investments in bank stocks, the valuation of acquired loans, the determination of the allowance for loan losses, valuation of other real estate owned, the analysis of potential impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

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

Acquired Loans. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.

Pools of loans are evaluated for loss exposure based upon historical loss rates in each category of loans and adjusted for qualitative factors. Management assigned each factor a value to reflect improving, stable or declining conditions based on its best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of March 31, 2014 and December 31, 2013 for more information.

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

The Company evaluates the carrying amount of its deferred tax assets on a quarterly basis or more frequently, if necessary, in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e. a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized within its life cycle, based on the weight of available evidence. If management makes a determination based on the available evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods a valuation allowance is calculated and recorded. These determinations are inherently subjective and dependent upon estimates and judgments concerning management’s evaluation of both positive and negative evidence. The weight given to the potential effect of positive and negative evidence must commensurate with the extent to which it can be objectively verified.

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

Based on the analysis of available positive and negative evidence, the Company determined that as of March 31, 2014 and December 31, 2013 a valuation allowance should be recorded as of each period presented. As of March 31, 2014, First Priority has a total net deferred tax asset of $5.2 million (before the valuation allowance) which is fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2013, the Company had a total net deferred tax asset of $5.6 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $11.2 million and $11.8 million, as of March 31, 2014 and December 31, 2013, respectively. The NOL carryforward related to First Priority is $7.7 million and $8.3 million, respectively, or a $2.6 million and $2.8 million tax impact computed at the statutory federal income tax rate of 34%, respectively, as of March 31, 2014 and December 31, 2013 which expire in 2026 through 2033. These deferred tax assets are fully reserved but are available to offset future taxable income.

In regards to the acquisition of Prestige Community Bank in February, 2008, the Company acquired a NOL carryforward for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both March 31, 2014 and December 31, 2013, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Also, related to the merger with Affinity, the Company acquired a NOL carryforward for tax purposes during 2013 which totaled $1.5 million, or a $497 thousand tax impact, which remained outstanding at both March 31, 2014 and December 31, 2013, and is subject to certain limitations and expires in 2032 if not fully utilized.

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

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, one month of Affinity’s operating results are included in the three months ended March 31, 2013.

Summary

For the three months ended March 31, 2014, First Priority reported a net income of $601 thousand compared to a net loss of $648 thousand for the three months ended March 31, 2013. Reported results are before preferred dividends and net warrant amortization, totaling $127 thousand and $133 thousand for the three months ended March 31, 2014 and 2013, respectively. Net income to common shareholders, after the preferred dividends and amortization, was $474 thousand, or $0.07 per basic and fully diluted common share for the three months ended March 31, 2014 compared net loss of $781 thousand, or $0.18 per basic and fully diluted common share, for the three months ended March 31, 2013.

First Priority’s reported consolidated results increased $1.25 million for the first three months of 2014 compared to the same period in 2013. Total revenue for the three months ended March 31, 2014 was $3.98 million, compared to $3.02 million in 2013, as net interest income in 2014 was $3.76 million and non-interest income was $219 thousand. Net interest income for the first three months of 2013 was $2.90 million and non-interest income was $120 thousand. The provision for loan losses was $105 thousand for the three months ended March 31, 2014 versus $165 thousand for the same period in the prior year. Operating expenses for the three months ended March 31, 2014 were $3.27 million compared to $3.50 million for the same period in 2013.

Net Interest Income

First Priority’s primary source of revenue is net interest income. Net interest income is determined by the average balances of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded by First Priority is affected by the rate, mix and amount of growth of interest-earning assets and interest- bearing liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.

The following table sets forth, for the three month periods ended March 31, 2014 and 2013, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$334,539	$4,061	4.92%	$274,485	$3,488	5.15%
Taxable investment securities	61,399	360	2.38%	29,910	166	2.25%
Nontaxable investment securities	2,700	27	4.09%	2,465	27	4.43%

Total investment securities	64,099	387	2.45%	32,375	193	2.41%
Deposits with banks and other	7,031	26	1.49%	10,338	9	0.35%

Total interest earning assets	405,669	4,474	4.47%	317,198	3,690	4.72%
Non-interest-earning assets	15,238			13,468

TOTAL ASSETS	$420,907			$330,666

Interest-bearing liabilities:
Demand, interest-bearing	$48,743	33	0.27%	$22,289	14	0.26%
Money market and savings	102,337	89	0.35%	74,974	78	0.42%
Time deposits	148,889	554	1.51%	145,719	636	1.77%
Borrowed funds	29,857	36	0.50%	18,003	65	1.45%

Total interest-bearing liabilities	329,826	712	0.88%	260,985	793	1.23%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	46,075			31,326
Other liabilities	1,717			1,421
Shareholders’ equity	43,289			36,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$420,907			$330,666

Net interest income/rate spread		$3,762	3.59%		$2,897	3.49%

Net interest margin			3.76%			3.70%

Net interest income increased 29.9%, or $865 thousand, in the three months ended March 31, 2014 to $3.76 million from $2.90 million for the same period in 2013. Average interest earning assets for the first quarter of 2014 increased $88.5 million, or 27.9%, from $317.2 million in 2013 to $405.7 million in 2014. Average reported loans grew $60.0 million, or 21.9%, from an average of $274.5 million to $334.5 million, while average investment balances grew $31.7 million from an average of $32.4 million to $64.1 million. Average interest bearing liabilities increased $68.8 million, or 26.4%, in 2014 to $329.8 million in 2014 from $261.0 million in 2013. When comparing average balances from the first quarter of 2014 to the same period in 2013, the impact of the merger as of February 28, 2013 resulted in an increase in average loans of approximately $50 million, average investments of approximately $25 million and average interest bearing liabilities of approximately $95 million computed as if the merger occurred on January 1, 2013.

Net interest margin increased 6 basis points from 3.70% for the first quarter of 2013 to 3.76% for the same period in 2014. The average yield on earning assets declined 25 basis points in the current quarter compared to the prior year three month period from 4.72% to 4.47%, while the average cost of funds declined 35 basis points from 1.23% to 0.88%.

Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, increased 10 basis points from 3.49% for the first three months of 2013 to 3.59% for the same period in 2014. This increase in the net interest spread was impacted by the continued low rate environment and the effect of those interest rates on repricing assets and liabilities and by the changing mix of average earning assets and average interest bearing liabilities during the two periods. Interest rates paid on new and repricing liabilities declined consistent with the lower level of market rates of interest; however, a large portion of funding required was provided by lower costing sources of core deposits and equity which had a positive impact on net interest margin and net interest spread. Net interest spread was also positively impacted by the fair value adjustments made during acquisition accounting of earning assets and interest bearing liabilities acquired in the merger with Affinity, which have been adjusted to yield current market rates and costs.

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume. As shown in the Changes in Net Interest Income table below, total net interest income increased $865 thousand when comparing the current quarter ended March 31, 2014 to the same period in 2013, of which incremental growth of balances accounted for an increase of $833 thousand while the change in our relative rate structure resulted in an increase in net interest income of $32 thousand. The increased volume of average earning assets provided an additional $917 thousand in interest income, $735 thousand provided from incremental loan balances and $186 thousand from investment securities. At the same time, however, the lower average yield on earning assets, resulted in a slight decline of interest income between the periods of $133 thousand. From a funding perspective, the incremental interest expense related to additional volume was $84 thousand while lower average rates resulted in lower interest expense of $165 thousand when compared to 2013.

The following table sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2014 vs. 2013
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$735	$(162)	$573
Taxable investment securities	184	10	194
Nontaxable investment securities	2	(2)	—

Total investment securities	186	8	194
Deposits with banks and other	(4)	21	17

Total interest earning assets	917	(133)	784
Interest expense:
Demand, interest-bearing	18	1	19
Money market and savings	25	(14)	11
Time deposits	13	(95)	(82)
Borrowed funds	28	(57)	(29)

Total interest bearing liabilities	84	(165)	(81)

Change in net interest income	$833	$32	$865

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

The provision for loan losses was $105 thousand in 2014 compared to $165 thousand for 2013. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $4.3 million for the three months ended March 31, 2014, whereas for the first three months of 2013, total loans grew $87.1 million, of which $77.4 million related to loans acquired through the merger with Affinity effective February 28, 2013. Net charge-offs for the three months ended March 31, 2014 and 2013, totaled $159 thousand and $60 thousand, respectively. The allowance for loan losses was $2.2 million and $2.3 million as of March 31, 2014 and December 31, 2013, respectively, which represented 0.65% and 0.68% of total loans outstanding at each respective date. Additionally, as of March 31, 2014 and December 31, 2013, the allowance for loan losses as a percentage of originated loans totaled 0.75% and 0.79%, respectively.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash from acquired impaired loans after the date of acquisition, the Company records a provision for probable losses. During the three months ended March 31, 2014, the Company recorded a provision for loan losses totaling $80 thousand related to acquired loans. There were charge-offs recorded during the quarter totaling $79 thousand related to loans that were initially considered credit impaired loans as of the acquisition date. Included in this total, $50 thousand was related to a revised appraisal value on a commercial property which serves as collateral on the outstanding loan, and $29 thousand related to a mortgage loan where the Bank has a second lien which is scheduled for sheriff sale based on a revised estimate of the property’s fair value. Net charge-offs on non credit impaired purchased loans totaled $1 thousand.

Non-Interest Income

For the current quarter, non-interest income totaled $219 thousand for the three months ended March 31, 2014 compared to $120 thousand for the same period in 2013. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, including $52 thousand in the first quarter of 2014 related to the Companys investment in bank-owned life insurance policies, increases in the value of the cash surrender value of bank-owned life insurance policies, service charges on deposit accounts, and other fees which First Priority Bank collects from its banking customers. Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change
	March 31,		2014 vs.	2014 vs.
	2014	2013	2013	2013
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$123	$59	$64	108.5%
Service charges on deposits	26	25	1	4.0
Other branch fees	49	23	26	113.0
Loan related fees	4	10	(6)	(60.0)
Bank owned life insurance income	17	—	17	—
Other	—	3	(3)	—

Total Non-Interest Income	$219	$120	$99	82.5%

Non-Interest Expenses

For the current quarter, non-interest expenses were $3.27 million compared to $3.50 million for the same period in the prior year, a decrease of $234 thousand, or 6.7%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change
	March 31,		2014 vs.	2014 vs.
	2014	2013	2013	2013
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,722	$1,540	$182	11.8%
Occupancy and equipment	565	355	210	59.2
Data processing equipment and operations	232	169	63	37.3
Professional fees	217	146	71	48.6
Marketing, advertising and business development	30	36	(6)	(16.7)
FDIC insurance assessments	76	73	3	4.1
Pennsylvania bank shares tax expense	78	74	4	5.4
Other real estate owned costs	42	118	(76)	(64.4)
Other	304	192	112	58.3

	3,266	2,703	563	20.8%
Merger related costs	—	797	(797)	(100.0)

Total Non-Interest Expenses	$3,266	$3,500	$(234)	(6.7)%

Non-interest expenses increased $563 thousand, or 20.8% in the three months ended March 31, 2014 compared to the first quarter of 2013, excluding merger related costs. The primary factors which caused this increase were predominantly the result of:

•	Increased operating costs in the current year related to the addition of staffing, branch offices, and other ongoing operating costs resulting from the merger with Affinity which was completed effective February 28, 2013.

•	Increased professional fees related to emphasis on resolving loan workout situations and incremental costs related to maintaining and liquidating other real estate owned.

Highlights of significant non-interest expenses items for the first quarter, 2014 compared to the first quarter, 2013

•	Salaries and employee benefits includes incremental staffing costs due to the addition of Affinity employees of approximately $275 thousand for in the three months ended March 31, 2014 compared to only one month expense in 2013 after completion of the merger; these incremental expenses are partially offset by cost savings incorporated of approximately $75 thousand when comparing these same periods.

•	Occupancy and equipment includes costs related to the incremental branch offices of Affinity added during the first quarter of 2013. Of this increase, $141 thousand related to incremental lease expense or depreciation of leased or owned facilities while building operating costs increased $59 thousand.

•	Data processing equipment and operations includes $31 thousand related to core banking system processing costs and $12 thousand of other incremental data costs related to Affinity offices.

•	Professional fees increased $16 thousand due to legal costs incurred primarily to resolve loan workout situations, while accounting and audit fees increased $14 thousand, consulting fees increased $31 thousand and other professional fees increased $9 thousand.

•	Marketing, advertising and business development decreased in the current quarter primarily related to advertising awareness campaigns related to the merger during the first quarter of 2013.

•	FDIC insurance assessments and Pennsylvania bank shares tax expense increased slightly in the first quarter of 2014 compared to prior year. These expenses are primarily related to asset size and equity levels of the Bank.

•	Other real estate owned costs declined $76 thousand in the first quarter of 2014 compared to the prior year. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans. A gain on sale of other real estate totaling $18 thousand was recorded during the first quarter of 2014 while a charge to expense was recorded in the first three months of 2013 related to fair value adjustments of properties held or sold totaling $96 thousand. In addition, there was $60 thousand of costs to acquire or maintain these properties during the holding period, net of rental income received during the first three months of 2014 compared to $22 thousand recorded in the same period of 2013.

•	Other expenses increased $112 thousand for the three months ended March 31, 2014. This increase is partially related to incremental costs due to the addition of Affinity, including an increase in core deposit intangible amortization expense of $17 thousand, public company filing fees of $13 thousand, loan and deposit generation costs of $31 thousand and insurance claim costs of $25 thousand.

Merger related costs

First Priority Bank recorded $797 thousand in merger related costs during the three months ended March 31, 2013 for expenses paid or incurred related to the merger with Affinity. These expenses consisted largely of costs related to professional and consulting services, termination of Affinity’s core system contractual agreement, printing and filing costs of completing the transaction and investment banking charges. These are outlined in the table below:

For the three months ended March 31,
2013
Accounting	$17
Investment banking	350
Investor & customer document printing and filing	111
Legal	5
System contract termination	314

$797

Provision for Income Taxes

Management considers various factors in evaluating the need for a valuation allowance related to the Company’s net deferred tax asset, including but not limited to forecasted future earnings which management believes provides positive evidence to support the utilization of the deferred tax asset in the future and the negative evidence of accumulated operating losses that First Priority experienced during the Company’s start-up years. Management concluded that as of March 31, 2014 and December 31, 2013, the weight of the positive evidence of future earnings was not sufficient to outweigh the negative evidence of prior period losses, and therefore, this analysis does not support the more likely than not requirement to reduce any portion of the valuation allowance for deferred tax assets at this time.

The company recorded $9 thousand of income tax expense in first three months of 2014 related to the payment of alternative minimum taxes, as required based on Internal Revenue Service tax guidelines. The payment of these taxes is expected to reverse in future periods as a timing difference if the Company records taxable earnings and is able to reverse the deferred tax valuation allowance; however, since the Company currently maintains a valuation allowance against its net deferred tax asset, the payment of these taxes is recorded as a tax expense in the statement of operations.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s NOL carryforwards, including acquired NOLs totaling $11.2 million as of March 31, 2014. First Priority has NOL carryforwards of approximately $7.7 million at March 31, 2014, which is available to reduce future federal income taxes until such time as the entire NOL is utilized. During the first quarter of 2014, First Priority’s NOL was reduced by $542 thousand which was used to reduce income tax expense of $184 thousand. In addition, First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of March 31, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. The impact of this reduction in First Priority’s tax liability will be recognized as a reduction of goodwill. In addition, a NOL carryforward of $1.5 million acquired in the merger with Affinity is available to reduce future federal income taxes. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Balance Sheet Review Overview

Total assets at March 31, 2014 were $431.0, million representing a decline of $15.1 million or 3.4% when compared to total assets of $446.1 million at December 31, 2013. This decline in total assets was impacted by overnight investments of $25 million purchased over year end related to tax planning purposes. Total assets consisted principally of loans outstanding of $340.1 million, investment securities of $68.0 million and cash and cash equivalents of $10.5 million at March 31, 2014, compared to loans outstanding of $335.7 million, investments securities of $89.6 million and cash and cash equivalents of $11.2 million at December 31, 2013.

Deposits totaled $346.5 million at March 31, 2014 compared to $357.4 million at December 31, 2013, a decrease of $10.9 million, or 3.0%. Of the total deposits at March 31, 2014, $202.0 million, or 58% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $33.3 million at March 31, 2014 compared to $44.6 million at December 31, 2013, a decrease of $11.3 million, or 25.3%, from repayment of short-term borrowings.

Shareholders’ equity at March 31, 2014 was $43.6 million, representing an increase of $1.2 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $601 thousand for the three months ended March 31, 2014 and market volatility related to the investment securities portfolio resulting in a reduction of the unrealized losses totaling $625 thousand. These increases were partially offset by preferred dividends paid of $120 thousand.

Investments

The investment portfolio totaled $68.0 million at March 31, 2014, compared to $89.6 million at December 31, 2013, a decline of $21.6 million, or 24.1%. This decline primarily relates to overnight investments of $25 million purchased at December 31, 2013 for tax planning purposes. As of March 31, 2014 and December 31, 2013, investments totaling $53.5 million and $78.6 million, respectively, were classified as available for sale while $14.5 million and $11.0 million, respectively, were classified as held to maturity. Total investments accounted for 15.8% and 20.1% of total assets at each respective date.

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand, are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $151 thousand as of March 31, 2014, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair market value, with the difference between fair market value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $673 thousand at March 31, 2014 compared to net unrealized losses totaling $1.5 million at December 31, 2013. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at March 31, 2014 was comprised of federal agency securities (34%), federal agency mortgage backed securities and agency collateralized mortgage obligations (37%), obligations of states and political subdivisions (28%, primarily federal taxable municipal securities), and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2014 or December 31, 2013 and recorded no OTTI charges during the three months ended March 31, 2014 or during the year ended December 31, 2013.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2014. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of March 31, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$14,301	1.42%	$8,782	1.67%	$—	—	$23,083	1.52%
Obligations of states and political subdivisions	—	—	1,913	1.59%	2,329	2.29%	573	3.20%	4,815	2.12%
Federal agency mortgage backed securities	—	—	—	—	4,455	2.00%	19,754	2.23%	24,209	2.19%
CMO’s	—	—	—	—	375	1.22%	315	2.97%	690	2.02%
Other debt securities	—	—	505	0.85%	—	—	—	—	505	0.85%
Money market mutual fund	147	0.00%	—	—	—	—	—	—	147	0.00%

Total investments available for sale	$147	0.00%	$16,719	1.42%	$15,941	1.84%	$20,642	2.26%	$53,449	1.87%

	Securities Held to Maturity
	As of March 31, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$482	2.07%	$983	3.30%	$12,255	4.08%	$13,720	3.95%
Other debt securities	—	—	—	—	—	—	480	4.37%	480	4.37%

Total investments held to maturity	$—	—	$482	—	$983	3.30%	$12,735	4.09%	$14,200	3.90%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at March 31, 2014 and December 31, 2013 are shown in the following table:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$23,441	$23,084	$48,612	$48,061
Obligations of states and political subdivisions	4,953	4,815	8,321	7,821
Federal agency mortgage-backed securities	24,391	24,209	20,908	20,554
Federal agency collateralized mortgage obligations	689	690	758	759
Other debt securities	501	504	1,252	1,207
Money market mutual fund	147	147	234	234

Total investment securities available for sale	$54,122	$53,449	$80,085	$78,636

Held To Maturity:
Obligations of states and political subdivisions	$14,022	$13,720	$10,963	$10,268
Other debt securities	480	480	—	—

Total held to maturity	$14,502	$14,200	$10,963	$10,268

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both March 31, 2014 and December 31, 2013, First Priority Bank held $110 thousand in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.25 million and $2.62 million as of March 31, 2014 and December 31, 2013, respectively. The decrease in the investment is attributable to a payback of outstanding borrowings at the FHLB during the first quarter of 2014.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2014, total loans were $340.1 million, representing an increase of $4.4 million or 1.3% from total loans outstanding of $335.7 million at December 31, 2013.

The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
		Percent of		Percent of
	Amount	total	Amount	total
Commercial & Industrial	$78,669	23%	$76,659	23%
Commercial Mortgage	152,958	45%	149,492	45%
Commercial Construction	5,015	1%	4,373	1%

Total Commercial	236,642	70%	230,524	69%
Residential Mortgage	55,049	16%	56,979	17%
Home Equity Lines	29,593	9%	29,263	8%
Other Consumer	19,108	6%	19,317	6%

Total Consumer	48,701	14%	48,580	14%

Total Loans	340,392	100%	336,083	100%
Net deferred loan (fees) or costs	(309)	—	(346)	—

Total	$340,083	100%	$335,737	100%

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Pricing for residential mortgages and home equity loans is subject to market conditions, the applicant’s income and qualified credit bureau score and the collateral’s loan to value ratio. Residential mortgages have amortization terms up to but not longer than 30 years and home equity loans generally have maturities up to 10 years. Residential mortgages and home equity loans typically require a loan to value ratio of not greater then 80%.

Other consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2014, commercial mortgage loans totaled $153.0 million consisting of $105.9 million of loans to finance commercial business properties, of which 58% are owner occupied, $12.1 million to finance, and are secured by, multifamily properties, $29.3 million secured by 1-4 family residential dwelling properties for business purposes, and $5.7 million for other purposes. In addition, as of March 31, 2014, loans to lessors of non-residential buildings totaled $64.6 million which is included in commercial mortgage loans; of this amount, $30.8 million, or 48% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of March 31, 2014, totaled 14% and 178% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	3,430	4,276

Total non-performing loans (1)	3,430	4,276
Other real estate owned	1,115	914
Repossessed assets (2)	117	75

Total non-performing assets (3)	4,662	5,265

Performing troubled debt restructurings (4)	864	974

Total non-performing assets and performing troubled debt restructurings	$5,526	$6,239

Non-performing loans as a percentage of total loans	1.01%	1.27%
Non-performing assets as a percentage of total assets	1.08%	1.18%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.28%	1.40%
Ratio of allowance to non-performing loans at end of period	65%	53%
Ratio of allowance to non-performing assets at end of period	48%	43%
Allowance for loan losses as a percentage of total loans	0.65%	0.68%
Allowance for loan losses as a percentage of originated loans (5)	0.75%	0.79%
Allowance for loan losses as a percentage of originated non-performing loans (5)	247%	155%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
(5)	The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, the acquired loans are excluded from the calculation of loan loss reserves as of the merger date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value.

Total non-performing loans were $3.4 million at March 31, 2014, a decline of $846 thousand from the $4.3 million at December 31, 2013. This decrease consisted of three loans which were transferred to other real estate owned with previously outstanding balances totaling $780 thousand and one loan which was partially charged-off in the amount of $50 thousand due to a decline in the collateral value. Total non-performing loans as a percentage of total loans at March 31, 2014 was 1.01%, down from 1.27% at December 31, 2013. Other real estate owned totaled $1.1 million at March 31, 2014 and $914 thousand at December 31, 2013, an increase of $199 thousand. Repossessed assets totaled $117 thousand at March 31, 2014 compared to $75 thousand at December 31, 2013. Non-performing assets totaled $4.7 million, or 1.08% of total assets, as of March 31, 2014, compared to $5.3 million, or 1.18% of total assets as of December 31, 2013.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2014 and December 31, 2013, First Priority’s performing troubled debt restructurings totaled $864 thousand and $974 thousand, respectively. As of each period, there was a commercial loan relationship with balances of $721 thousand and $831 thousand, respectively, which was restructured in the first quarter of 2012 whereby the loan’s maturity date was extended at a current market rate, and a commercial loan relationship acquired through the merger with Affinity, totaling $143 thousand at each respective date. Each of these performing troubled debt restructurings has remained current in regards to principal and interest due.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of March 31, 2014 and December 31, 2013, loans past due 30 to 89 days and still accruing totaled $1.29 million and $567 thousand, respectively, which when added to the non- performing loans for each period, resulted in a total delinquency ratio of 1.39% and 1.44%, respectively, of total loans outstanding.

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

Additions to the allowance are made by provisions charged to expense, and the allowance is reduced by net charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ended March 31, 2014, the Company recorded a provision for loan losses totaling $79 thousand for acquired impaired loans and for the three months ended March 31, 2013 there were no provisions recorded for loan losses on acquired loans.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $73 thousand and $62 thousand for the three months ended March 31, 2014 and 2013, respectively.

Based on the information available as of March 31, 2014, management believes that the allowance for loan losses of $2.2 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of period	$2,273	$2,460

Charge-offs:
Commercial and Industrial	—	54
Commercial Mortgage	74	—
Commercial Construction	50	—
Home equity lines of credit	—	8
Other consumer loans	52	—

Total loans charged off	176	62
Recoveries:
Commercial and Industrial	10	—
Residential Mortgage Loans	—	1
Home equity lines of credit	4	—
Other consumer	3	1

Total recoveries	17	2

Net loans charged off	159	60
Provision charged to operations	105	165

Balance at end of period	$2,219	$2,565

Average loans (1)	$334,539	$274,485

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.19%	0.09%
Allowance for loan losses as a percentage of total loans	0.65%	0.77%
Allowance for loan losses as a percentage of non-acquired loans	0.75%	1.01%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.2 million at March 31, 2014 and $2.3 million at December 31, 2013, which represented 0.65% and 0.68% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of March 31, 2014 and December 31, 2013 was 0.75% and 0.79%, respectively. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.6 million representing a specific credit valuation adjustment.

As of March 31, 2014 and December 31, 2013, the unamortized portion of the general credit fair value adjustment totaled $766 thousand and $906 thousand, respectively, and the total specific credit market valuation adjustment totaled $1.4 million for each respective period, inclusive of a remaining accretable discount totaling $45 thousand and $56 thousand, respectively. Additionally, as of March 31, 2014 and December 31, 2013 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $2.1 million and $2.3 million, respectively, and the allowance for loan losses of $2.2 million and $2.3 million respectively, or a total of $4.3 million and $4.6 million, respectively, would equate to 1.28% and 1.36% of total loans outstanding as of each respective period. Net charge-offs for the Company totaled $159 thousand for the first three months of 2014 compared to $60 thousand for the same period in 2013.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	March 31,		December 31,
	2014		2013
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
Commercial and Industrial	$421	23%	$445	23%
Commercial Mortgage	477	45%	452	45%
Commercial Construction	17	1%	12	1%
Residential Mortgage Loans	150	16%	149	17%
Home Equity Lines of Credit	123	9%	177	8%
Other Consumer Loans	50	6%	67	6%

Total Allocated	1,238	100%	1,302	100%

Unallocated	981		971

TOTAL	$2,219		$2,273

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $73 thousand has been provided on originated impaired loans of $1.0 million at March 31, 2014 compared to a specific allocation of $112 thousand related to $1.5 million of originated impaired loans at December 31, 2013.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.2 million at both March 31, 2014 and December 31, 2013.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2014, these loans totaled $64.6 million and $42.0 million, respectively, or 19.0% and 12.3%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $346.5 million at March 31, 2014 compared to $357.4 million at December 31, 2013, representing an decrease of $10.9 million or 3.0%. This decline in deposits is primarily related to time deposits which decreased $10.5 million, including $5.5 million in retail time deposits and $5.0 million in brokered time deposits.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the period ended March 31, 2014 compared to December 31, 2013, First Priority recorded a slight increase in transaction account balances with non-interest bearing transaction accounts increasing $4.0 million while interest bearing transaction accounts declined $3.8 million. Also during this period money market and savings accounts declined slightly, or $0.5 million, for a slightly overall decrease in these key core deposit categories during the current quarter.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2014 and December 31, 2013, brokered deposits totaled $30.7 million and $36.2 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 11 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended March 31,
	2014		2013
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$46,075		$31,326
Demand, interest-bearing	48,743	0.27%	22,289	0.26%
Money market and savings deposits	102,337	0.35%	74,974	0.42%
Time deposits	148,889	1.51%	145,719	1.77%

Total interest-bearing deposits	299,969	0.91%	242,982	1.22%

Total deposits	$346,044		$274,308

The maturity distribution of time deposits of $100,000 or more as of March 31, 2014, is as follows:

(Dollars in thousands)
Three Months or Less	$5,032
Over Three Through Six Months	5,770
Over Six Through Twelve Months	7,395
Over Twelve Months	23,705

TOTAL	$41,902

Short-Term Borrowed Funds

At March 31, 2014, First Priority had short-term borrowings totaling $22.3 million, compared to $33.6 million at December 31, 2013. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. Advances from the FHLB at March 31, 2014 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2014 and 2013. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	For the three months ended March 31,
	2014	2013
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$609	$492
Average daily balance during the period	$64	$25
Weighted average rate during the period	0.51%	0.51%
Other short-term borrowings:
Balance at period end	$22,300	$25,000
Weighted average rate at period end	0.25%	0.25%
Maximum month-end balance	$26,850	$25,000
Average daily balance during the period	$18,793	$2,478
Weighted average rate during the period	0.27%	0.25%

Long-Term Debt

Long-term debt totaled $11.0 million as of both March 31, 2014 and December 31, 2013, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% as of each of these dates and an average remaining life of 3.0 years and 3.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for the three months ending March 31, 2014 and $15.5 million during the same period in 2013 with an average rate of 0.89% for the first three months of 2014 and 1.64% for the same period in 2013. The maximum month end balance of these borrowings was $11.0 million and $26.0 million for the first three months of 2014 and 2013, respectively.

Capital Resources

Shareholders’ equity at March 31, 2014 was $43.6 million, representing an increase of $1.2 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $601 thousand for the three months ended March 31, 2014 and market volatility related to the investment securities portfolio resulting in a reduction of the net unrealized losses totaling $776 thousand. These increases were partially offset by preferred dividends paid of $120 thousand.

On February 20, 2009, First Priority issued 4,579 shares of First Priority’s Series A preferred stock and a warrant to purchase, on a net basis, 229 shares of First Priority’s Series B preferred stock, which was immediately exercised, for an aggregate purchase price of $4.6 million under the TARP CPP. On December 18, 2009, First Priority issued 4,596 shares of Series C preferred stock, $100.00 par value per share, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $4.6 million.

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

The following table sets forth First Priority Bank’s capital ratios at March 31, 2014 and December 31, 2013. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered “Well- Capitalized”	As of March 31, 2014	As of December 31, 2013
First Priority Bank:
Total risk-based capital	10.00%	12.91%	12.90%
Tier 1 risk-based capital	6.00%	12.23%	12.19%
Tier 1 leverage capital	5.00%	9.64%	9.48%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio improved slightly during the period from December 31, 2013 to March 31, 2014 primarily due to a higher level of regulatory capital resulting from earning recorded during the quarter.

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

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2014 and 2013.

	At or for the three months ended March 31,
	2014	2013
Return on average assets	0.58%	-0.79%
Return on average equity	5.63%	-7.12%
Average equity to average assets ratio	10.28%	11.17%

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

At March 31, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $73.5 million and $77.7 million, respectively. In addition, as of March 31, 2014 and December 31, 2013, there were $147 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $2.2 million and $1.3 million of financial standby letters of credit, respectively. As of each of these dates, a pledge of a portion of the Bank’s investment securities was reserved as collateral related to one financial standby letter of credit issued through a correspondent bank for $512 thousand which is included in the amount reported above. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of March 31, 2014 and December 31, 2013 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At March 31, 2014, wholesale funding sources totaled $64.0 million and were comprised of $30.7 million of brokered certificates of deposit and $33.3 million of FHLB advances. At December 31, 2013, wholesale funding sources totaled $80.8 million and were comprised of $36.2 million of brokered certificates of deposit and $44.6 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of March 31, 2014 and December 31, 2013, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2014 and December 31, 2013, First Priority Bank had a total borrowing capacity with the FHLB of $117.3 million and $107 million, respectively, with advances outstanding against this capacity of $33.3 million and $44.6 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $5.0 million at March 31, 2014 compared to $6.0 million at December 31, 2013.

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

At March 31, 2014, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)

Dated: May 14, 2014	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: May 14, 2014	By	/s/ Mark J. Myers
Mark J. Myers
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.