Form 10-Q
period 2014-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2014-08-13
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 11, 2014
Common Stock, $1.00 Par Value	6,447,369 Outstanding Shares

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

First Priority Financial Corp.

Consolidated Balance Sheets

( in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$6,660	$5,217
Interest-bearing deposits in banks	7,656	6,031

Total cash and cash equivalents	14,316	11,248
Securities available for sale, at fair value (amortized cost: $52,397 and $80,085, respectively)	52,214	78,636
Securities held to maturity, at amortized cost (fair value: $14,411 and $10,268, respectively)	14,455	10,963
Residential mortgage loans held for sale	200	—
Loans receivable	362,789	335,737
Less: allowance for loan losses	2,237	2,273

Net loans	360,552	333,464
Restricted investments in bank stocks	3,250	2,731
Premises and equipment, net	2,437	2,533
Bank owned life insurance	3,042	—
Accrued interest receivable	1,435	1,454
Other real estate owned	861	914
Goodwill	2,725	2,725
Intangible assets with finite lives, net	445	494
Other assets	963	926

Total Assets	$456,895	$446,088

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$52,602	$47,997
Interest-bearing	301,121	309,423

Total deposits	353,723	357,420
Short-term borrowings	46,242	33,625
Long-term debt	11,000	11,000
Accrued interest payable	274	313
Other liabilities	1,075	1,338

Total Liabilities	412,314	403,696

Commitments and contingencies (Note 10)	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,570
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	231
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,595	4,594
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2014: 6,438,769; 2013: 6,438,994	6,439	6,439
Surplus	39,907	39,780
Accumulated deficit	(11,075)	(12,025)
Accumulated other comprehensive loss	(93)	(1,197)

Total Shareholders’ Equity	44,581	42,392

Total Liabilities and Shareholders’ Equity	$456,895	$446,088

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest Income
Loans receivable, including fees	$4,260	$4,403	$8,321	$7,891
Securities—taxable	368	225	728	391
Securities—exempt from federal taxes	27	29	54	56
Interest bearing deposits and other	31	18	57	27

Total Interest Income	4,686	4,675	9,160	8,365

Interest Expense
Deposits	644	790	1,320	1,518
Short-term borrowings	24	—	36	2
Long-term debt	25	32	49	95

Total Interest Expense	693	822	1,405	1,615

Net Interest Income	3,993	3,853	7,755	6,750
Provision for Loan Losses	255	175	360	340

Net Interest Income after Provision for Loan Losses	3,738	3,678	7,395	6,410

Non-Interest Income
Wealth management fee income	104	56	227	115
Bank owned life insurance income	25	—	42	—
Other	87	102	166	163

Total Non-Interest Income	216	158	435	278

Non-Interest Expenses
Salaries and employee benefits	1,743	1,801	3,465	3,341
Occupancy and equipment	542	579	1,107	934
Data processing equipment and operations	208	242	440	411
Professional fees	209	208	426	354
Marketing, advertising, and business development	113	74	143	110
FDIC insurance assessments	80	92	156	165
Pennsylvania bank shares tax expense	80	102	158	176
Merger related costs	—	413	—	1,210
Other real estate owned	45	44	87	162
Other	330	226	634	418

Total Non-Interest Expenses	3,350	3,781	6,616	7,281

Income (Loss) before Income Tax Expense	604	55	1,214	(593)
Federal Income Tax Expense	7	—	16	—

Net Income (Loss)	$597	$55	$1,198	$(593)

Preferred dividends, including net amortization	121	133	248	266

Income (Loss) to Common Shareholders	$476	$(78)	$950	$(859)

Income (loss) per common share:
Basic	$0.07	$(0.01)	$0.15	$(0.16)
Diluted	$0.07	$(0.01)	$0.15	$(0.16)
Weighted average common shares outstanding
Basic	6,439	6,328	6,439	5,290
Diluted	6,439	6,328	6,439	5,290

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$597	$55	$1,198	$(593)

Other comprehensive income (loss):
Securities available for sale:
Net unrealized gains (losses) arising during the period	490	(1,664)	1,266	(1,600)

Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred	—	293	(137)	293
Amortization of net unrealized holding gains (losses) to income during the period	(11)	(5)	(25)	(5)

Net unrealized holding gains (losses) on securities transferred during the period	(11)	288	(162)	288

Total other comprehensive income (loss)	479	(1,376)	1,104	(1,312)

Total comprehensive income (loss)	$1,076	$(1,321)	$2,302	$(1,905)

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2014 and 2013

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance—December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(240)	—	(240)
Net amortization on preferred stock	26	—	—	(26)	—	—
Issuance of 3,475 shares of restricted common stock, net of forfeitures	—	4	(4)	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(593)	—	(593)
Other comprehensive loss	—	—	—	—	(1,312)	(1,312)
Stock based compensation expense	—	—	65	—	—	65

Balance—June 30, 2013	$9,368	$6,332	$39,724	$(12,548)	$(629)	$42,247

Balance—December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(240)	—	(240)
Net amortization on preferred stock	8	—	—	(8)	—	—
Forfeiture of 225 shares of restricted common stock	—	—	—	—	—	—
Net income	—	—	—	1,198	—	1,198
Other comprehensive income	—	—	—	—	1,104	1,104
Stock based compensation expense	—	—	127	—	—	127

Balance—June 30, 2014	$9,403	$6,439	$39,907	$(11,075)	$(93)	$44,581

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$1,198	$(593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	360	340
Provision for foreclosed asset losses	—	101
Depreciation and amortization	229	174
Net (accretion of discount)/amortization of premium on securities	(189)	(131)
Stock based compensation expense	127	65
Net (gains) losses on sales other real estate	(16)	6
Net gain on disposal of premises and equipment	(7)	—
Bank owned life insurance policy income	(42)	—
Originations of loans held for sale	(350)	(855)
Proceeds from sale of loans held for sale	150	855
Increase in accrued interest receivable	19	31
Increase (decrease) in other assets	(37)	543
Increase (decrease) in accrued interest payable	(38)	(196)
Decrease in other liabilities	(263)	(68)

Net Cash Provided by (Used in) Operating Activities	1,141	272

Cash Flows from Investing Activities
Net increase in loans	(12,345)	(11,698)
Purchase of loans	(15,639)	—
Purchases of securities available for sale	(7,336)	(23,077)
(Purchase)/Redemption of restricted stock	(519)	458
Proceeds from maturities or calls of securities available for sale	31,254	14,322
Proceeds from the sale of securities available for sale	—	1,867
Proceeds related to receivables for investment securities sold	—	33,630
Proceeds from the sale of other real estate owned	763	961
Net decrease of premises and equipment	(118)	(26)
Net purchase of bank owned life insurance	(3,000)	—
Net cash received from acquisition	—	24,419

Net Cash (Used in) Provided by Investing Activities	(6,940)	40,856

Cash Flows from Financing Activities
Net decrease in deposits	(3,510)	(31,190)
Net increase in short-term borrowings	12,617	8,000
Decrease in long-term debt	—	(16,358)
Proceeds from issuance of common stock	—	6,572
Cash dividends paid on preferred stock	(240)	(240)

Net Cash Provided by (Used in) Financing Activities	8,867	(33,216)

Net Increase in Cash and Cash Equivalents	3,068	7,912
Cash and Cash Equivalents—Beginning	11,248	11,016

Cash and Cash Equivalents—Ending	$14,316	$18,928

Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$—	$3,846
Transfer of available for sale securities to held to maturity securities	$3,840	$11,166
Transfer of loans receivable to other real estate owned	$694	$—
Cash paid for interest on deposits and borrowings	$1,631	$1,965

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Unaudited Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank became a wholly-owned subsidiary of First Priority.

On February 28, 2013, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), merged with and into First Priority. Total assets acquired as a result of the merger were $175.9 million, including $77.4 million in loans, and deposits of $150.9 million. Total incremental equity resulting from the transaction was $10.1 million. Under the terms of the merger agreement, shareholders of Affinity received 0.9813 newly issued shares of First Priority in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. In conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering that resulted in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of June 30, 2014, First Priority had total assets of $456.9 million and total shareholders’ equity of $44.6 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of June 30, 2014, First Priority Bank had total assets of $456.9 million, total loans of $362.8 million, total deposits of $354.6 million and total shareholder’s equity of $43.9 million.

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

The accompanying unaudited consolidated financial statements consist of the parent company, First Priority and its consolidated wholly owned subsidiary, First Priority Bank. The consolidated balance sheets and related statements of operation of the Company are substantially the same as the consolidated balance sheets and related statements of operation of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these financial statements were issued.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, other than temporary impairment of investment assets, the valuation of deferred tax assets and other real estate.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and six months ended June 30, 2014, the Company recorded a provision for loan losses totaling $130 thousand and $210 thousand for acquired impaired loans. There was no provision recorded for loan losses for acquired impaired loans for the three and six months ended June 30, 2013.

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

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income (loss). The Consolidated Statements of Comprehensive Income do not include the effects of income taxes due to the full valuation allowance on deferred tax assets as of June 30, 2014 and 2013, respectively.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	$(25)	$(5)	Interest Income

Total reclassification	$(25)	$(5)

Accumulated other comprehensive income (loss) as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized loss on available for sale securities	$(183)	$(1,449)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	90	252

Total	$(93)	$(1,197)

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

The merger was accounted for using acquisition accounting, which required the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $174.4 million, which consisted of $77.4 million in loans, $33.3 million in securities available for sale, $24.4 million in cash and due from banks and $38.7 million in other assets, of which $33.6 million was related to receivables for investment securities sold prior to the merger, pending settlement. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.5 million. The fair value of liabilities assumed aggregated $165.7 million, including $150.9 million of deposits and $14.4 million in long-term borrowings, of which the borrowings were subsequently paid off in the first quarter of 2013. The transaction added $10.1 million to First Priority’s equity based on the fair value of stock issued in the merger. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

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

The estimated fair values of cash and due from banks, other assets and other liabilities approximate their stated value. The estimated fair values of the investment securities available for sale were calculated primarily using level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations for similar assets and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities to ensure the highest level of significant inputs are derived from market observable data.

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

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were recorded at fair value and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. Effectively at the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.6 million. The balance of purchased credit impaired loans at June 30, 2014 was $1.3 million, net of a remaining unamortized non-accretable discount of $1.1 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount of $292 thousand, which will be recognized over the life of the loans on a level yield basis as an adjustment to yield.

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

The following table presents the changes in accretable yield related to purchased-credit-impaired loans for the periods ended June 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Accretable yield balance, beginning of period	$56	$—
Additions resulting from acquisition	—	258
Accretion to interest income	(171)	(59)
Reclassification from nonaccretable difference and disposals, net	146	(6)

Accretable yield balance, end of period	$31	$193

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

Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The CDI value represents the future economic benefit of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible of $582 thousand is being amortized over an estimated useful life of approximately 10 years. Amortization expense was $49 thousand and $35 thousand for the six months ended June 30, 2014 and 2013, respectively.

The following table shows amortization expense (in thousands) for the core deposit intangible for the next 5 years:

Remainder of 2014:	$48
2015	86
2016	76
2017	65
2018	55

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

A summary of merger related costs included in the consolidated statements of income follows for the three and six months ended June 30, 2013. There were no merger costs recorded for the three or six months ended June 30, 2014. (Dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Accounting	$9	$26
Branch consolidation	103	103
Investment banking	—	350
Investor & customer document printing and filing	7	118
Legal	—	5
Purchase accounting consulting	50	50
System contract termination	—	314
System conversion/deconversion costs	244	244

	$413	$1,210

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

Note 4—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the period ended June 30, 2014 and 2013, diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive. For the period ended June 30, 2014 and 2013 there were 845 and 814 thousand common stock equivalent shares, respectively, all of which were antidilutive and therefore, excluded from earnings per share calculations.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	(In thousands, except per share information)		(In thousands, except per share information)
	2014	2013	2014	2013
Net income (loss)	$597	$55	$1,198	$(593)
Less: preferred stock dividends	(120)	(120)	(240)	(240)
Less: net discount accretion on preferred stock	(1)	(13)	(8)	(26)

Income (loss) to common shareholders	$476	$(78)	$950	$(859)

Average basic common shares outstanding	6,439	6,328	6,439	5,290
Effect of dilutive stock options	—	—	—	—

Average number of common shares used to calculate diluted earnings per common share	6,439	6,328	6,439	5,290

Basic earnings (loss) per common share	$0.07	$(0.01)	$0.15	$(0.16)
Diluted earnings (loss) per common share	$0.07	$(0.01)	$0.15	$(0.16)

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$57	$57	$114	$115
Preferred Series B	5	5	10	10
Preferred Series C	58	58	116	115

Total preferred dividends	$120	$120	$240	$240

Net accretion (amortization) on preferred stock:
Preferred Series A	$—	$(14)	$(9)	$(29)
Preferred Series B	—	1	2	3
Preferred Series C	(1)	—	(1)	—

Total net accretion (amortization) on preferred stock	$(1)	$(13)	$(8)	$(26)

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

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $90 thousand as of June 30, 2014 and $252 thousand as of December 31, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale and held to maturity are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$22,444	$33	$(263)	$22,214
Obligations of states and political subdivisions	4,936	1	(76)	4,861
Federal agency mortgage-backed securities	23,667	246	(129)	23,784
Federal agency collateralized mortgage obligations	640	4	(2)	642
Other debt securities	501	3	—	504
Money market mutual fund	209	—	—	209

Total investment securities available for sale	$52,397	$287	$(470)	$52,214

Held To Maturity:
Obligations of states and political subdivisions	$13,975	$91	$(155)	$13,911
Other debt securities	480	20	—	500

Total held to maturity	$14,455	$111	$(155)	$14,411

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$48,612	$4	$(555)	$48,061
Obligations of states and political subdivisions	8,321	—	(500)	7,821
Federal agency mortgage-backed securities	20,908	57	(411)	20,554
Federal agency collateralized mortgage obligations	758	6	(5)	759
Other debt securities	1,252	3	(48)	1,207
Money market mutual fund	234	—	—	234

Total investment securities available for sale	$80,085	$70	$(1,519)	$78,636

Held To Maturity:
Obligations of states and political subdivisions	$10,963	$—	$(695)	$10,268

Total held to maturity	$10,963	$—	$(695)	$10,268

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$—	$—	—	$16,678	$(263)	15	$16,678	$(263)	15
Obligations of states and political subdivisions	579	(4)	1	4,017	(72)	11	4,596	(76)	12
Federal agency mortgage-backed securities	1,317	(2)	1	8,055	(127)	6	9,372	(129)	7
Federal agency collateralized mortgage obligations	—	—	—	346	(2)	1	346	(2)	1

Total Available for Sale	$1,896	$(6)	2	$29,096	$(464)	33	$30,992	$(470)	35

Held to Maturity:
Obligations of states and political subdivisions	$—	$—	—	$7,924	$(155)	17	$7,924	$(155)	17

Total Held to Maturity	$—	$—	—	$7,924	$(155)	17	$7,924	$(155)	17

	As of December 31, 2013
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$21,057	$(555)	18	$—	$—	—	$21,057	$(555)	18
Obligations of states and political subdivisions	7,821	(500)	19	—	—	—	7,821	(500)	19
Federal agency mortgage-backed securities	12,772	(411)	10	—	—	—	12,772	(411)	10
Federal agency collateralized mortgage obligations	411	(5)	1	—	—	—	411	(5)	1
Other debt securities	702	(48)	2	—	—	—	702	(48)	2

Total Available for Sale	$42,763	$(1,519)	50	$—	$—	—	$42,763	$(1,519)	50

Held to Maturity:
Obligations of states and political subdivisions	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

Total Held to Maturity	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

As of June 30, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment.

There were no realized gains or losses for the three or six months ended June 30, 2014 and 2013.

Securities with an estimated fair value of $46.6 million and $44.3 million were pledged at June 30, 2014 and December 31, 2013, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $88 thousand and $106 thousand as of June 30, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of securities as of June 30, 2014 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	June 30, 2014		June 30, 2014
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	19,231	19,119	485	482
Due after five years through ten years	12,651	12,550	1,023	996
Due after ten years	20,306	20,336	12,947	12,933

	52,188	52,005	14,455	14,411
Money market mutual fund	209	209	—	—

Total	$52,397	$52,214	$14,455	$14,411

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2014 and December 31, 2013. For certain presentations, originated loans exclude loans acquired through the merger with Affinity consummated on February 28, 2013. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$76,340	$76,659
Commercial mortgage	160,381	149,492
Commercial construction	6,155	4,373

Total commercial	242,876	230,524

Residential mortgage loans	71,813	56,979
Consumer:
Home equity lines of credit	29,509	29,263
Other consumer loans	18,568	19,317

Total consumer	48,077	48,580

Total loans	362,766	336,083
Allowance for loan losses	(2,237)	(2,273)
Net deferred loan cost (fees)	23	(346)

Total loans receivable, net	$360,552	$333,464

Originated loans	$325,562	$288,913
Acquired loans	37,204	47,170

Total loans	$362,766	$336,083

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2014, these loans totaled $64.3 million and $45.4 million, respectively, or 17.7% and 12.5%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014 Allowance for Loan Losses					For the six months ended June 30, 2014 Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$421	$(137)	$6	$220	$510	$445	$(137)	$16	$186	$510
Commercial mortgage	477	(1)	—	7	483	452	(75)	—	106	483
Commercial construction	17	—	2	3	22	12	(50)	2	58	22
Residential mortgage loans	150	(25)	—	96	221	149	(25)	—	97	221
Home equity lines of credit	123	(90)	4	81	118	177	(90)	8	23	118
Other consumer loans	50	—	4	12	66	67	(52)	7	44	66
Unallocated	981	—	—	(164)	817	971	—	—	(154)	817

Total loans	$2,219	$(253)	$16	$255	$2,237	$2,273	$(429)	$33	$360	$2,237

Commercial and industrial	$421	$(37)	$1	$125	$510	$445	$(37)	$1	$101	$510
Commercial mortgage	477	—	—	6	483	452	(74)	—	105	483
Commercial construction	17	—	—	5	22	12	—	—	10	22
Residential mortgage loans	150	—	—	71	221	149	—	—	72	221
Home equity lines of credit	123	(72)	—	67	118	177	(72)	—	13	118
Other consumer loans	50	—	1	15	66	67	(6)	2	3	66
Unallocated	981	—	—	(164)	817	971	—	—	(154)	817

Total originated loans	$2,219	$(109)	$2	$125	$2,237	$2,273	$(189)	$3	$150	$2,237

Commercial and industrial	$—	$(100)	$5	$95	$—	$—	$(100)	$15	$85	$—
Commercial mortgage	—	(1)	—	1	—	—	(1)	—	1	—
Commercial construction	—	—	2	(2)	—	—	(50)	2	48	—
Residential mortgage loans	—	(25)	—	25	—	—	(25)	—	25	—
Home equity lines of credit	—	(18)	4	14	—	—	(18)	8	10	—
Other consumer loans	—	—	3	(3)	—	—	(46)	5	41	—
Unallocated	—	—	—	—	—	—	—	—	—	—

Total acquired loans	$—	$(144)	$14	$130	$—	$—	$(240)	$30	$210	$—

	For the three months ended June 30, 2013 Allowance for Loan Losses					For the six months ended June 30, 2013 Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$760	$(285)	$8	$(52)	$431	$566	$(339)	$8	$196	$431
Commercial mortgage	587	—	—	(198)	389	559	—	—	(170)	389
Commercial construction	26	—	—	4	30	31	—	—	(1)	30
Residential mortgage loans	132	—	6	7	145	176	(8)	7	(30)	145
Home equity lines of credit	87	(246)	—	339	180	89	(246)	—	337	180
Other consumer loans	43	—	6	12	61	41	—	7	13	61
Unallocated	930	—	—	63	993	998	—	—	(5)	993

Total loans	$2,565	$(531)	$20	$175	$2,229	$2,460	$(593)	$22	$340	$2,229

Commercial and industrial	$760	$(285)	$8	$(52)	$431	$566	$(339)	$8	$196	$431
Commercial mortgage	587	—	—	(198)	389	559	—	—	(170)	389
Commercial construction	26	—	—	4	30	31	—	—	(1)	30
Residential mortgage loans	132	—	6	7	145	176	(8)	7	(30)	145
Home equity lines of credit	87	(246)	—	339	180	89	(246)	—	337	180
Other consumer loans	43	—	6	12	61	41	—	7	13	61
Unallocated	930	—	—	63	993	998	—	—	(5)	993

Total originated loans	$2,565	$(531)	$20	$175	$2,229	$2,460	$(593)	$22	$340	$2,229

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—	—	—
Unallocated	—	—	—	—	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the balance in the allowance for loan losses at June 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	June 30, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$510	$141	$369	$76,340	$1,609	$74,731
Commercial mortgage	483	5	478	160,381	980	159,401
Commercial construction	22	—	22	6,155	239	5,916
Residential mortgage loans	221	—	221	71,813	247	71,566
Home equity lines of credit	118	12	106	29,509	32	29,477
Other consumer loans	66	—	66	18,568	367	18,201
Unallocated	817	—	817	—	—	—

Total loans	$2,237	$158	$2,079	$362,766	$3,474	$359,292

Commercial and industrial	$510	$141	$369	$70,131	$814	$69,317
Commercial mortgage	483	5	478	147,846	404	147,442
Commercial construction	22	—	22	5,916	—	5,916
Residential mortgage loans	221	—	221	65,404	—	65,404
Home equity lines of credit	118	12	106	22,982	32	22,950
Other consumer loans	66	—	66	13,283	108	13,175
Unallocated	817	—	817	—	—	—

Total originated loans	$2,237	$158	$2,079	$325,562	$1,358	$324,204

Commercial and industrial	$—	$—	$—	$6,209	$795	$5,414
Commercial mortgage	—	—	—	12,535	576	11,959
Commercial construction	—	—	—	239	239	—
Residential mortgage loans	—	—	—	6,409	247	6,162
Home equity lines of credit	—	—	—	6,527	—	6,527
Other consumer loans	—	—	—	5,285	259	5,026
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$37,204	$2,116	$35,088

	December 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$445	$93	$352	$76,659	$1,822	$74,837
Commercial mortgage	452	19	433	149,492	1,650	147,842
Commercial construction	12	—	12	4,373	440	3,933
Residential mortgage loans	149	—	149	56,979	247	56,732
Home equity lines of credit	177	—	177	29,263	—	29,263
Other consumer loans	67	—	67	19,317	259	19,058
Unallocated	971	—	971	—	—	—

Total loans	$2,273	$112	$2,161	$336,083	$4,418	$331,665

Commercial and industrial	$445	$93	$352	$68,755	$820	$67,935
Commercial mortgage	452	19	433	133,172	597	132,575
Commercial construction	12	—	12	3,933	—	3,933
Residential mortgage loans	149	—	149	49,533	—	49,533
Home equity lines of credit	177	—	177	20,796	—	20,796
Other consumer loans	67	—	67	12,724	49	12,675
Unallocated	971	—	971	—	—	—

Total originated loans	$2,273	$112	$2,161	$288,913	$1,466	$287,447

Commercial and industrial	$—	$—	$—	$7,904	$1,002	$6,902
Commercial mortgage	—	—	—	16,320	1,053	15,267
Commercial construction	—	—	—	440	440	—
Residential mortgage loans	—	—	—	7,446	247	7,199
Home equity lines of credit	—	—	—	8,467	—	8,467
Other consumer loans	—	—	—	6,593	210	6,383
Unallocated	—	—	—	—	—	—

Total acquired loans	$—	$—	$—	$47,170	$2,952	$44,218

The following tables summarize information in regard to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013 as well as for the periods then ended, respectively:

	June 30, 2014			December 31, 3013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,385	$2,892	$—	$1,592	$3,020	$—
Commercial mortgage	938	1,191	—	1,136	1,465	—
Commercial construction	239	500	—	440	887	—
Residential mortgage loans	247	318	—	247	318	—
Home equity lines of credit	20	31	—	—	—	—
Other consumer loans	367	478	—	259	335	—
With an allowance recorded:
Commercial and industrial	$224	$229	$141	$230	$230	$93
Commercial mortgage	42	70	5	514	520	19
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	12	12	12	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$1,609	$3,121	$141	$1,822	$3,250	$93
Commercial mortgage	980	1,261	5	1,650	1,985	19
Commercial construction	239	500	—	440	887	—
Residential mortgage loans	247	318	—	247	318	—
Home equity lines of credit	32	43	12	—	—	—
Other consumer loans	367	478	—	259	335	—

Total	$3,474	$5,721	$158	$4,418	$6,775	$112

With no related allowance recorded:
Originated loans	$1,080	$1,780	$—	$722	$1,346	$—
Acquired Loans	2,116	3,630	—	2,952	4,679	—

Total	$3,196	$5,410	$—	$3,674	$6,025	$—

With an allowance recorded:
Originated loans	$278	$311	$158	$744	$750	$112
Acquired Loans	—	—	—	—	—	—

Total	$278	$311	$158	$744	$750	$112

Total:
Originated loans	$1,358	$2,091	$158	$1,466	$2,096	$112
Acquired Loans	2,116	3,630	—	2,952	4,679	—

Total	$3,474	$5,721	$158	$4,418	$6,775	$112

	Three Months ended June 30,				Six Months ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,596	$—	$2,132	$—	$1,671	$—	$3,232	$8
Commercial mortgage	1,014	—	1,132	—	981	—	886	—
Commercial construction	344	9	493	12	384	14	329	16
Residential mortgage loans	242	—	1,084	—	242	—	1,026	6
Home equity lines of credit	141	—	795	—	71	—	652	1
Other consumer loans	349	—	—	—	277	—	—	—
With an allowance recorded:
Commercial and industrial	$184	$—	$873	$11	$129	$—	$908	$23
Commercial mortgage	42	—	1,354	—	83	—	1,535	—
Commercial construction	—	—	531	6	—	—	547	12
Residential mortgage loans	—	—	—	—	—	—	44	—
Home equity lines of credit	12	—	—	—	21	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$1,780	$—	$3,005	$11	$1,800	$—	$4,140	$31
Commercial mortgage	1,056	—	2,486	—	1,064	—	2,421	—
Commercial construction	344	9	1,024	18	384	14	876	28
Residential mortgage loans	242	—	1,084	—	242	—	1,070	6
Home equity lines of credit	153	—	795	—	92	—	652	1
Other consumer loans	349	—	—	—	277	—	—	—

Total	$3,924	$9	$8,394	$29	$3,859	$14	$9,159	$66

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$1,609	$1,822
Commercial mortgage	980	1,650
Commercial construction	239	297
Residential mortgage loans	247	247
Home equity lines of credit	32	—
Other consumer loans	367	260

Total loans	$3,474	$4,276

Commercial and industrial	$814	$820
Commercial mortgage	404	597
Commercial construction	—	—
Residential mortgage loans	—	—
Home equity lines of credit	32	—
Other consumer loans	108	49

Total originated loans	$1,358	$1,466

Commercial and industrial	$795	$1,002
Commercial mortgage	576	1,053
Commercial construction	239	297
Residential mortgage loans	247	247
Home equity lines of credit	—	—
Other consumer loans	259	211

Total acquired loans	$2,116	$2,810

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $70 thousand and $143 thousand for the three and six months ended June 30, 2014 and $64 thousand and $125 thousand for the three and six months ended June 30, 2013, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$74,577	$—	$1,763	$—	$76,340
Commercial mortgage	158,373	385	1,623	—	160,381
Commercial construction	5,916	—	239	—	6,155
Residential mortgage loans	71,627	—	186	—	71,813
Consumer:
Home equity lines of credit	29,277	—	232	—	29,509
Other consumer loans	18,568	—	—	—	18,568

Total	$358,338	$385	$4,043	$—	$362,766

Commercial:
Commercial and industrial	$69,317	$—	$814	$—	$70,131
Commercial mortgage	147,064	378	404	—	147,846
Commercial construction	5,916	—	—	—	5,916
Residential mortgage loans	65,404	—	—	—	65,404
Consumer:
Home equity lines of credit	22,843	—	139	—	22,982
Other consumer loans	13,283	—	—	—	13,283

Total originated loans	$323,827	$378	$1,357	$—	$325,562

Commercial:
Commercial and industrial	$5,260	$—	$949	$—	$6,209
Commercial mortgage	11,309	7	1,219	—	12,535
Commercial construction	—	—	239	—	239
Residential mortgage loans	6,223	—	186	—	6,409
Consumer:
Home equity lines of credit	6,434	—	93	—	6,527
Other consumer loans	5,285	—	—	—	5,285

Total acquired loans	$34,511	$7	$2,686	$—	$37,204

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,959	$379	$2,321	$—	$76,659
Commercial mortgage	146,645	782	2,065	—	149,492
Commercial construction	3,933	—	440	—	4,373
Residential mortgage loans	56,863	—	116	—	56,979
Consumer:
Home equity lines of credit	29,067	—	196	—	29,263
Other consumer loans	19,268	—	49	—	19,317

Total	$329,735	$1,161	$5,187	$—	$336,083

Commercial:
Commercial and industrial	$67,556	$379	$820	$—	$68,755
Commercial mortgage	132,575	—	597	—	133,172
Commercial construction	3,933	—	—	—	3,933
Residential mortgage loans	49,533	—	—	—	49,533
Consumer:
Home equity lines of credit	20,796	—	—	—	20,796
Other consumer loans	12,675	—	49	—	12,724

Total originated loans	$287,068	$379	$1,466	$—	$288,913

Commercial:
Commercial and industrial	$6,403	$—	$1,501	$—	$7,904
Commercial mortgage	14,070	782	1,468	—	16,320
Commercial construction	—	—	440	—	440
Residential mortgage loans	7,330	—	116	—	7,446
Consumer:
Home equity lines of credit	8,271	—	196	—	8,467
Other consumer loans	6,593	—	—	—	6,593

Total acquired loans	$42,667	$782	$3,721	$—	$47,170

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$1,103	$1,103	$75,237	$76,340
Commercial mortgage	305	159	692	1,156	159,225	160,381
Commercial construction	—	—	—	—	6,155	6,155
Residential mortgage loans	—	—	247	247	71,566	71,813
Consumer:
Home equity lines of credit	—	—	32	32	29,477	29,509
Other consumer loans	1	101	227	329	18,239	18,568

Total	$306	$260	$2,301	$2,867	$359,899	$362,766

Commercial:
Commercial and industrial	—	—	619	619	69,512	70,131
Commercial mortgage	213	54	144	411	147,435	147,846
Commercial construction	—	—	—	—	5,916	5,916
Residential mortgage loans	—	—	—	—	65,404	65,404
Consumer:
Home equity lines of credit	—	—	32	32	22,950	22,982
Other consumer loans	1	—	—	1	13,282	13,283

Total originated loans	$214	$54	$795	$1,063	$324,499	$325,562

Commercial:
Commercial and industrial	$—	$—	$484	$484	$5,725	$6,209
Commercial mortgage	92	105	548	745	11,790	12,535
Commercial construction	—	—	—	—	239	239
Residential mortgage loans	—	—	247	247	6,162	6,409
Consumer:
Home equity lines of credit	—	—	—	—	6,527	6,527
Other consumer loans	—	101	227	328	4,957	5,285

Total acquired loans	$92	$206	$1,506	$1,804	$35,400	$37,204

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$74	$1,368	$1,442	$75,217	$76,659
Commercial mortgage	—	—	1,511	1,511	147,981	149,492
Commercial construction	—	—	—	—	4,373	4,373
Residential mortgage loans	170	—	247	417	56,562	56,979
Consumer:
Home equity lines of credit	135	—	—	135	29,128	29,263
Other consumer loans	256	17	210	483	18,834	19,317

Total	$561	$91	$3,336	$3,988	$332,095	$336,083

Commercial:
Commercial and industrial	$—	$74	$746	$820	$67,935	$68,755
Commercial mortgage	—	—	707	707	132,465	133,172
Commercial construction	—	—	—	—	3,933	3,933
Residential mortgage loans	—	—	—	—	49,533	49,533
Consumer:
Home equity lines of credit	96	—	—	96	20,700	20,796
Other consumer loans	2	—	—	2	12,722	12,724

Total originated loans	$98	$74	$1,453	$1,625	$287,288	$288,913

Commercial:
Commercial and industrial	$—	$—	$622	$622	$7,282	$7,904
Commercial mortgage	—	—	804	804	15,516	16,320
Commercial construction	—	—	—	—	440	440
Residential mortgage loans	170	—	247	417	7,029	7,446
Consumer:
Home equity lines of credit	39	—	—	39	8,428	8,467
Other consumer loans	254	17	210	481	6,112	6,593

Total acquired loans	$463	$17	$1,883	$2,363	$44,807	$47,170

As of June 30, 2014 and December 31, 2013, there were no loans greater than 90 days past due and still accruing.

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

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$29	$29	1	$29	$29
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	1	31	20	1	31	20
Other consumer loans	2	110	108	2	110	108

Total	4	$170	$157	4	$170	$157

There were no troubled debt restructurings entered into by the Bank for the three and six months ended June 30, 2013.

As of June 30, 2014, two loans acquired through the Affinity merger are currently in default and classified as non-accrual, consisting of a residential mortgage loan with a current balance of $76 thousand and a commercial mortgage loan with an outstanding balance of $239 thousand.

As of June 30, 2013, two commercial loans classified as troubled debt restructurings with combined outstanding balances as of that date of $79 thousand were in default and remain classified as non-accrual status, one of which is paid current while the other remains in default as of June 30, 2014.

The following table reflects information regarding troubled debt restructuring entered into by the Bank for the year ended December 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Residential mortgage loans	1	$76	$76

Total	1	$76	$76

As of December 31, 2013 a residential mortgage loan acquired through the Affinity merger is currently in default and classified as non-accrual with a value of $76 thousand.

No other TDRs have subsequently defaulted.

Note 7—Deposits

The components of deposits at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Demand, non-interest bearing	$52,602	$47,997
Demand, interest-bearing	37,464	51,690
Money market and savings accounts	96,272	102,624
Time, $100 and over	39,934	43,716
Time, other	127,451	111,393

	$353,723	$357,420

Included in time, other at June 30, 2014 and December 31, 2013 are brokered deposits of $59.8 million and $36.2 million, respectively.

At June 30, 2014, the scheduled maturities of time deposits were as follows:

June 30, 2014
(Dollars in thousands)
6/30/2015	$60,521
6/30/2016	41,504
6/30/2017	43,526
6/30/2018	17,219
6/30/2019	4,501
Thereafter	114

$167,385

Note 8—Shareholders’ Equity

During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million. As of February 29, 2008, in connection with the acquisition of Prestige Community Bank, First Priority issued an additional 976,137 shares of common stock, resulting in additional equity of $7.4 million.

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

Preferred Stock Outstanding

On February 20, 2009, as part of the Treasury’s TARP Capital Purchase Program, the Company issued 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a warrant (the “Warrant) to purchase 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $4.58 million in cash, less $29 thousand in legal issuance costs. On December 18, 2009, the Company issued 4,596 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $4.60 million in cash, less $8 thousand in legal issuance costs.

On February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock to certain qualified or accredited institutional investors.

The Series A and Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends. The Company may redeem the Series B Preferred Stock only after all of Series A has been redeemed.

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

A summary of the status of the Program is presented below for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	850,649	$6.96
Granted during period	—	—
Forfeited/cancelled during period	(981)	11.21
Expired	(4,984)	6.52

Outstanding at end of period (1)	844,684	$6.96

Exercisable at end of period (1)	303,684	$9.77

(1)	Included in options outstanding and exercisable at June 30, 2014 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual life of all outstanding stock options and exercisable options at June 30, 2014 and 2013 was 6.51 years and 4.40 years, respectively. Options outstanding and exercisable options at June 30, 2014 had no intrinsic value.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in the six months ended June 30, 2014.

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

As of June 30, 2014, there was $99 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 1.07 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the Plan were recorded at the date of the award based on the estimated fair value of the shares. As of June 30, 2014, there was $350 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through December 19, 2016.

A summary of restricted stock award activity is presented below for the six months ended June 30, 2014:

Shares
Outstanding unvested shares at beginning of period	113,774
Shares Granted during period	—
Shares Forfeited/cancelled during the period	(175)

Outstanding unvested shares at end of period	113,599

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

At June 30, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $73.8 million and $77.7 million, respectively. In addition, as of June 30, 2014 and December 31, 2013, there were $416 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.7 million and $1.3 million of financial standby letters of credit, respectively.

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

In addition, as of June 30, 2014 and December 31, 2013 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of December 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand. This commitment was closed during the second quarter of 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s capital amounts (dollars in thousands) and ratios at June 30, 2014 and December 31, 2013 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2014
Total capital (to risk-weighted assets)	$43,215	12.53%	$	>27,600	>8.0%	$	>34,500	>10.0%
Tier 1 capital (to risk-weighted assets)	40,943	11.87		>13,800	>4.0		>20,700	>6.0
Tier 1 capital (to total assets)	40,943	9.49		>17,255	>4.0		>21,569	>5.0
December 31, 2013
Total capital (to risk-weighted assets)	$42,194	12.90%	$	>26,170	>8.0%	$	>32,713	>10.0%
Tier 1 capital (to risk-weighted assets)	39,886	12.19		>13,085	>4.0		>19,628	>6.0
Tier 1 capital (to total assets)	39,886	9.48		>16,833	>4.0		>21,041	>5.0

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

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$22,214	$—	$22,214	$—
Obligations of states and political subdivisions	4,861	—	4,861	—
Federal agency mortgage-backed securities	23,784	—	23,784	—
Federal agency collateralized mortgage obligations	642	—	642	—
Other debt securities	504	—	504	—
Money market mutual fund	209	209	—	—

Total assets measured at fair value on a recurring basis	$52,214	$209	$52,005	$—

As of December 31, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$48,061	$—	$48,061	$—
Obligations of states and political subdivisions	7,821	—	7,821	—
Federal agency mortgage-backed securities	20,554	—	20,554	—
Federal agency collateralized mortgage obligations	759	—	759	—
Other debt securities	1,207	—	1,207	—
Money market mutual fund	234	234	—	—

Total assets measured at fair value on a recurring basis	$78,636	$234	$78,402	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2014:
Impaired loans	$1,564	$—	$—	$1,564
Repossessed assets	42	—	—	42
Other real estate owned	105	—	—	105

Total assets measured at fair value on a nonrecurring basis	$1,711	$—	$—	$1,711

As of December 31, 2013:
Impaired loans	$1,794	$—	$—	$1,794
Repossessed assets	75	—	—	75
Other real estate owned	181	—	—	181

Total assets measured at fair value on a nonrecurring basis	$2,050	$—	$—	$2,050

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

Quantitative information about Level 3 fair value measurements at June 30, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,564	Appraisal of real estate collateral (1)	Appraisal adjustments (2)	0%-24% (4.31%)

		Valuation of business assets used as collateral (1)	Valuation adjustments (2)	25%-30%

			Liquidation expenses	5%-35% (8.30%)

Other real estate owned	$105	Appraisal of collateral (1)	Appraisal adjustments (2)	None

			Liquidation expenses	7%-8% (7.79%)

Quantitative information about Level 3 fair value measurements at December 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,794	Appraisal of real estate collateral (1)	Appraisal adjustments (2)	None

		Valuation of business assets used as collateral (1)	Valuation adjustments (2)	25%-30%

			Liquidation expenses	8%-17% (8.35%)

Other real estate owned	$181	Appraisal of collateral (1)	Appraisal adjustments (2)	None

			Liquidation expenses	5%-10% (8.60%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis, consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $85 thousand and $75 thousand of repossessed assets as of June 30, 2014 and December 31, 2013, respectively.

Other real estate owned measured at fair value on a nonrecurring basis, consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At June 30, 2014 and December 31, 2013, the fair value consists of other real estate owned balances of $433 thousand and $524 thousand, respectively, net of valuation allowance of $328 thousand, and $343 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

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

Residential Mortgage Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the six months ended June 30, 2014. There were no loans held for sale at December 31, 2013.

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of June 30, 2014 the fair value of impaired originated loans consisted of loan balances of $306 thousand, net of valuation allowances of $158 thousand and partial charge-offs of $28 thousand; and loan balances of $1.4 million, net of partial charge-offs of $674 thousand. As of June 30, 2014, the fair value of impaired acquired loans consisted of loan balances of $1.1 million, net of partial charge-offs of $339 thousand. As of December 31, 2013 the fair value of impaired originated loans consisted of loan balances of $744 thousand, net of valuation allowances of $112 thousand; and loan balances of $798 thousand, net of partial charge-offs of $285 thousand. As of December 31, 2013, the fair value of impaired acquired loans consisted of loan balances of $837 thousand, net of partial charge-offs of $188 thousand.

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

At June 30, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$14,316	$14,316	$14,316	$—	$—
Securities available for sale	52,214	52,214	209	52,005	—
Securities held to maturity	14,455	14,411	—	14,411	—
Residential mortgage loans held for sale	200	200	—	—	200
Loans receivable, net	360,552	368,557	—	—	368,557
Restricted stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,435	1,435	—	1,435	—
Liabilities:
Deposits	353,723	354,809	—	354,809	—
Short-term borrowings	46,242	46,242	—	46,242	—
Long-term debt	11,000	10,931	—	10,931	—
Accrued interest payable	274	274	—	274	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,248	$11,248	$11,248	$—	$—
Securities available for sale	78,636	78,636	234	78,402	—
Securities held to maturity	10,963	10,268	—	10,268	—
Loans receivable, net	333,464	340,205	—	—	340,205
Restricted stock	2,731	2,731	—	2,731	—
Accrued interest receivable	1,454	1,454	—	1,454	—
Liabilities:
Deposits	357,420	358,636	—	358,636	—
Short-term borrowings	33,625	33,625	—	33,625	—
Long-term debt	11,000	10,884	—	10,884	—
Accrued interest payable	313	313	—	313	—
Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and six months ended June 30, 2014 and 2013, and its financial condition as of June 30, 2014 and December 31, 2013. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2014 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

	As of and for the six months ended	As of and for the years Ended December 31,
	June 30, 2014	2013	2012
Total revenue (1)	$8,190	$15,239	$10,673
Net income	1,198	196	753
Total assets	456,895	446,088	275,146
Total loans receivable	362,789	335,737	244,275
Total deposits	353,723	357,420	233,043

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

Investment Securities Impairment Evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Management believes that there are no investment securities with other than-temporary impairment for each of the reporting periods presented.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of June 30, 2014 and December 31, 2013 for more information.

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

The Company determined that as of June 30, 2014 and December 31, 2013 a valuation allowance should be recorded as of each period presented. As of June 30, 2014, First Priority has a total net deferred tax asset of $4.9 million (before the valuation allowance) which is fully reserved through the valuation allowance for deferred taxes. Similarly, as of December 31, 2013, the Company had a total net deferred tax asset of $5.6 million (before the valuation allowance) which is also fully reserved through the related valuation allowance.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $10.8 million and $11.8 million, as of June 30, 2014 and December 31, 2013, respectively. The NOL carryforward related to First Priority is $7.4 million and $8.3 million, respectively, or a $2.5 million and $2.8 million tax impact computed at the statutory federal income tax rate of 34%, respectively, as of June 30, 2014 and December 31, 2013, which expire in 2026 through 2033. These deferred tax assets are fully reserved but are available to offset future taxable income.

In regards to the acquisition of Prestige Community Bank in February, 2008, the Company acquired a NOL carryforward for tax purposes which totaled $2.0 million, or a $684 thousand tax impact at the statutory federal income tax rate of 34%, as of both June 30, 2014 and December 31, 2013, respectively, which is subject to certain limitations and expires in 2028 if not fully utilized. As the Company is able to utilize the acquired NOL, the impact of this reduction in the Company’s tax liability is recognized as a reduction of goodwill.

Also, related to the merger with Affinity, the Company acquired a NOL carryforward for tax purposes during 2013 which totaled $1.5 million, or a $497 thousand tax impact, which remained outstanding at both June 30, 2014 and December 31, 2013, and is subject to certain limitations and expires in 2032 if not fully utilized.

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

Results of Operations Comparative Summary

Shown in the table below are the three and six month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended June 30,		Increase (decrease)	% Change	For the six months ended June 30,		Increase (decrease)	% Change
	2014	2013			2014	2013
Net interest income	$3,993	$3,853	$140	3.6%	$7,755	$6,750	$1,005	14.9%
Non-interest income	216	158	58	36.7%	435	278	157	56.5%

Total Revenue	4,209	4,011	198	4.9%	8,190	7,028	1,162	16.5%
Provision for loan losses	255	175	80	45.7%	360	340	20	5.9%
Non-interest expenses	3,350	3,781	(431)	(11.4)%	6,616	7,281	(665)	(9.1)%

Income (loss) before income tax expense	604	55	549		1,214	(593)	1,807
Federal income tax expense	7	—	7		16	—	16

Net Income (loss)	$597	$55	$542		$1,198	$(593)	$1,791
Preferred dividends, including net warrant amortization	121	133	(12)		248	266	(18)

Net Income (loss) to common shareholders	$476	$(78)	$554		$950	$(859)	$1,809

Income (loss) per common share:

Basic	$0.07	$(0.01)	$0.08		$0.15	$(0.16)	$0.31

Diluted	$0.07	$(0.01)	$0.08		$0.15	$(0.16)	$0.31

Net Interest Income

First Priority’s primary source of revenue is net interest income. Net interest income is determined by the average balances of interest earning assets and interest-bearing liabilities and the interest rates earned and paid on these balances. The amount of net interest income recorded by First Priority is affected by the rate, mix and amount of growth of interest-earning assets and interest- bearing liabilities, the amount of interest-earning assets as compared to the amount of interest-bearing liabilities, and by changes in interest rates earned and interest rates paid on these assets and liabilities.

The following tables set forth, for the three and six month periods ended June 30, 2014 and 2013, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net change in interest income and expense is presented for comparative purposes along with the percentage change amounts.

	For the Three Months Ended June 30,						Net Change in Interest Income / Expenses
	2014			2013			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$345,718	$4,260	4.94%	$332,283	$4,403	5.31%	$(143)	(3.2)%
Taxable investment securities	63,068	368	2.34%	50,794	225	1.78%	143	63.6%
Nontaxable investment securities	2,601	27	4.05%	2,847	29	4.10%	(2)	(6.9)%

Total investment securities	65,669	395	2.41%	53,641	254	1.90%	141	55.5%
Deposits with banks and other	6,044	31	2.09%	10,109	18	0.70%	13	72.2%

Total interest earning assets	417,431	4,686	4.50%	396,033	4,675	4.73%	11	0.2%
Non-interest-earning assets	16,755			16,350

TOTAL ASSETS	$434,186			$412,383

Interest-bearing liabilities:
Demand, interest-bearing	$42,164	26	0.25%	$47,345	32	0.26%	$(6)	(18.8)%
Money market and savings	100,058	80	0.32%	105,517	111	0.42%	(31)	(27.9)%
Time deposits	153,266	538	1.41%	164,294	647	1.58%	(109)	(16.8)%
Borrowed funds	44,081	49	0.44%	12,560	32	1.05%	17	53.1%

Total interest-bearing liabilities	339,569	693	0.82%	329,716	822	1.00%	(129)	(15.7)%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	48,949			37,222
Other liabilities	1,464			1,462
Shareholders’ equity	44,204			43,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$434,186			$412,383

Net interest income/rate spread		$3,993	3.68%		$3,853	3.73%	$140	3.6%

Net interest margin			3.84%			3.90%

	For the Six Months Ended June 30,						Net Change in Interest Income / Expenses
	2014			2013			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$340,159	$8,321	4.93%	$303,543	$7,891	5.24%	$430	5.4%
Taxable investment securities	62,238	728	2.36%	40,410	391	1.95%	337	86.2%
Nontaxable investment securities	2,650	54	4.07%	2,657	56	4.25%	(2)	(3.6)%

Total investment securities	64,888	782	2.43%	43,067	447	2.09%	335	74.9%
Deposits with banks and other	6,535	57	1.77%	10,223	27	0.52%	30	111.1%

Total interest earning assets	411,582	9,160	4.49%	356,833	8,365	4.73%	795	9.5%
Non-interest-earning assets	16,001			14,917

TOTAL ASSETS	$427,583			$371,750

Interest-bearing liabilities:
Demand, interest-bearing	$45,436	59	0.26%	$34,886	46	0.26%	$13	28.3%
Money market and savings	101,191	169	0.34%	90,329	189	0.42%	(20)	(10.6)%
Time deposits	151,090	1,092	1.46%	155,058	1,283	1.67%	(191)	(14.9)%
Borrowed funds	37,008	85	0.46%	15,267	97	1.28%	(12)	(12.4)%

Total interest-bearing liabilities	334,725	1,405	0.85%	295,540	1,615	1.10%	(210)	(13.0)%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	47,519			34,291
Other liabilities	1,590			1,441
Shareholders’ equity	43,749			40,478

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$427,583			$371,750

Net interest income/rate spread		$7,755	3.64%		$6,750	3.63%	$1,005	14.9%

Net interest margin			3.80%			3.81%

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to Change In			For the Six Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$173	$(316)	$(143)	$914	$(484)	$430
Taxable investment securities	62	81	143	243	94	337
Nontaxable investment securities	(2)	—	(2)	—	(2)	(2)

Total investment securities	60	81	141	243	92	335
Deposits with banks and other	(9)	22	13	(13)	43	30

Total interest earning assets	224	(213)	11	1,144	(349)	795
Interest expense:
Demand, interest-bearing	(4)	(2)	(6)	13	—	13
Money market and savings	(7)	(24)	(31)	20	(40)	(20)
Time deposits	(42)	(67)	(109)	(32)	(159)	(191)
Borrowed funds	44	(27)	17	78	(90)	(12)

Total interest bearing liabilities	(9)	(120)	(129)	79	(289)	(210)

Change in net interest income	$233	$(93)	$140	$1,065	$(60)	$1,005

For the three months ended June 30, 2014, net interest income increased 3.6%, or $140 thousand, to $3.99 million compared to $3.85 million for the same period in 2013. Net interest margin decreased 6 basis points from 3.90% for the second quarter of 2013 to 3.84% for the same period in 2014. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 5 basis points from 3.73% for the three months ended June 30, 2013 to 3.68% for the same period in 2014. When comparing these periods, incremental growth of balances accounted for an increase of $233 thousand while the change in our relative rate structure resulted in a decline in net interest income of $93 thousand.

Average interest earning assets for the current quarter of 2014 increased $21.4 million, or 5.4%, including increases in average loans of $13.4 million, or 4.0%, and average investment balances of $12.0 million, or 22.4%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $224 thousand in interest income, $173 thousand provided from incremental loan balances and $60 thousand from investment securities. The average yield on earning assets declined 23 basis points in the current quarter compared to the prior year three month period from 4.73% to 4.50%, which resulted in a decline of interest income between the periods of $213 thousand. Of this decline, $316 was related to lower yields on loans, which was partially offset by $81 thousand of additional income resulting from higher average investment rates. The decline of interest income related to lower yields on loans and total interest earning assets was partially offset by $138 thousand related to an acquired credit impaired loan which paid off during the quarter due to the sale of land used as collateral on the loan. This adjustment resulted in the amortization of the remaining fair value purchase discount on the loan and positively impacted the yield on earning assets and net interest margin by 13 basis points.

Average interest bearing liabilities increased $9.9 million, or 3.0%, when comparing the current quarter to the prior year quarter. During this time, short-term borrowed funds increased $31.5 million while overall deposit balances declined $21.6 million, with $11.0 of that decrease in time deposits. Due to the change in mix of balances, the incremental growth of interest bearing liabilities resulted in a slight overall decline of interest expense of $9 thousand. At the same time, the average rate on interest bearing liabilities declined 18 basis points from 1.00% in the second quarter of 2013 to 0.82% in the current quarter, which accounted for an additional decline in interest expense of $120 thousand due to the change in our relative rate structure.

For the six months ended June 30, 2014, net interest income increased 14.9%, or $1.01 million, to $7.76 million compared to $6.75 million for the same period in 2013. Net interest margin decreased slightly from 3.81% for the first six months of 2013 to 3.80% for the same period in 2014. Net interest spread increased slightly from 3.63% for the first six months of 2013 to 3.64% for the same period in 2014. When comparing these periods, incremental growth of balances accounted for an increase of $1.07 million while the change in our relative rate structure resulted in a slight decline in net interest income of $60 thousand.

Average interest earning assets for the first six months of 2014 increased $54.8 million, or 15.3%, including increases in average loans of $36.6 million, or 12.1%, and average investment balances of $21.8 million, or 50.7%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.14 million in interest income, $914 thousand provided from incremental loan balances and $243 thousand from investment securities. The average yield on earning assets declined 24 basis points in the current year compared to the prior year six month period from 4.73% to 4.49%, which resulted in a decline of interest income between the periods of $349 thousand. Of this decline, $484 was related to lower yields on loans which was partially offset by $92 thousand of additional income resulting from higher average investment rates and $43 thousand resulting from deposits with other banks. Average interest bearing liabilities increased $39.2 million, or 13.3%, in 2014. During this time, borrowed funds increased $21.7 million while overall deposit balances increased $17.4 million, as interest bearing demand deposits increased $10.6 and money market and savings deposits increased $10.9 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $79 thousand. At the same time, the average rate on interest bearing liabilities declined 25 basis points from 1.10% for the first six months of 2013 to 0.85% in the current year, which accounted for a decline in interest expense of $289 thousand due to the change in our relative rate structure. The change in average balances when comparing the first six months of 2014 to 2013 was impacted by the acquisition of Affinity Bank effective February 28, 2013.

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

The provision for loan losses was $255 thousand and $360 thousand for the three and six months ended June 30, 2014 compared to $175 thousand and $340 thousand for the same periods ended June 30, 2013, respectively. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $27.1 million and $22.7 million for the three and six months ended June 30, 2014, respectively. For the first six months of 2013, total loans grew $88.8 million, of which $77.4 million was related to loans acquired through the merger with Affinity, effective February 28, 2013, while loans grew $1.7 million in the second quarter of 2013. Net charge-offs for the six months ended June 30, 2014 and 2013, totaled $396 thousand and $571 thousand, respectively. The allowance for loan losses was $2.2 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively, which represented 0.62% and 0.68% of total loans outstanding at each respective date. Additionally, as of June 30, 2014 and December 31, 2013, the allowance for loan losses as a percentage of originated loans totaled 0.69% and 0.79%, respectively.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for probable losses. During the three and six months ended June 30, 2014, the Company recorded a provision for loan losses totaling $130 thousand and $210 thousand, respectively, related to acquired loans. There were charge-offs recorded during these same respective periods totaling $100 thousand and $179 thousand related to loans that were initially considered credit impaired loans as of the acquisition date. Included in the current year, $150 thousand was related to revised appraisal values on a two separate commercial properties which serve as collateral on the outstanding loans, and $29 thousand related to a mortgage loan where the Bank has a second lien based on a revised estimate of the property’s fair value. Net charge-offs on non-credit impaired purchased loans totaled $31 thousand and $32 thousand for the three and six months ended June 30, 2014, respectively.

Non-Interest Income

Components of noninterest income are shown in the table below:

	For the three months ended June 30,		Net Change	% Change	For the six months ended June 30,		Net Change	% Change
	2014	2013	2014 vs. 2013	2014 vs. 2013	2014	2013	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$104	$56	$48	85.7%	$227	$115	$112	97.4%
Service charges on deposits	27	34	(7)	(20.6)	53	59	(6)	(10.2)
Other branch fees	50	43	7	16.3	99	66	33	50.0
Loan related fees	9	12	(3)	(25.0)	13	22	(9)	(40.9)
Bank owned life insurance income	25	—	25	100	42	—	42	100
Other	1	13	(12)	(92.3)	1	16	(15)	(93.8)

Total Non-Interest Income	$216	$158	$58	36.7%	$435	$278	$157	56.5%

Non-Interest Expenses

For the three months ended June 30, 2014, non-interest expenses were $3.35 million compared to $3.78 million for the same period in 2013, a decrease of $431 thousand, or 11.4%. For the six months ended June 30, 2014, non-interest expenses were $6.62 million compared to $7.28 million for the same period in 2013, a decrease of $665 thousand, or 9.1%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended June 30,		Net Change	% Change	For the six months ended June 30,		Net Change	% Change
	2014	2013	2014 vs. 2013	2014 vs. 2013	2014	2013	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,743	$1,801	$(58)	(3.2)%	$3,465	$3,341	$124	3.7%
Occupancy and equipment	542	579	(37)	(6.4)	1,107	934	173	18.5
Data processing equipment and operations	208	242	(34)	(14.0)	440	411	29	7.1
Professional fees	209	208	1	0.5	426	354	72	20.3
Marketing, advertising and business development	113	74	39	52.7	143	110	33	30.0
FDIC insurance assessments	80	92	(12)	(13.0)	156	165	(9)	(5.5)
Pennsylvania bank shares tax expense	80	102	(22)	(21.6)	158	176	(18)	(10.2)
Other real estate owned costs	45	44	1	2.3	87	162	(75)	(46.3)
Other	330	226	104	46.0	634	418	216	51.7

	3,350	3,368	(18)	(0.5)%	6,616	6,071	545	9.0%
Merger related costs	—	413	(413)	(100.0)	—	1,210	(1,210)	(100.0)

Total Non-Interest Expenses	$3,350	$3,781	$(431)	(11.4)%	$6,616	$7,281	$(665)	(9.1)%

Highlights of significant non-interest expenses items for the second quarter, 2014 compared to the second quarter, 2013

•	Non-interest expenses decreased $18 thousand, or 0.5% in the three months ended June 30, 2014 compared to the second quarter of 2013, excluding merger related costs.

•	Salaries and employee benefits expenses included duplicative operational staffing costs during the second quarter of 2013 related to the acquisition of Affinity and operating two separate core banking systems prior to the system conversion and integration into one system and process in August of 2013.

•	Occupancy and equipment costs declined in the second quarter of 2014 compared to the prior year due to the elimination of one branch office which was subleased to another tenant and the renegotiation of another acquired branch lease. In addition, cost savings were achieved related to the consolidation of maintenance contracts under the combined organization.

•	Data processing equipment and operations included duplicative operating costs during the second quarter of 2013 related to operating two core banking systems prior to the system conversion.

•	Marketing, advertising and business development increased in the current quarter primarily related to advertising awareness campaigns initiated during the second quarter of 2014 including radio and billboard advertising campaigns.

•	FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in the second quarter of 2014 compared to prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank. In addition, the current year rate used to calculate the bank shares tax declined 36 basis point in 2014 compared the prior year.

•	Other expenses increased $104 thousand for the three months ended June 30, 2014. This increase is partially related to incremental operating costs due to the addition of Affinity, including public company filing fees of $9 thousand, postage expenses of $10 thousand, loan and deposit generation costs of $30 thousand and a valuation adjustment on a repossessed asset based on an updated appraisal of $32 thousand.

Six months ended June 30, 2014 compared to prior year

•	Non-interest expenses increased $545 thousand, or 9.0% in the six months ended June 30, 2014 compared to 2013, excluding merger related costs.

•	Salaries and employee benefits increased $124 thousand in the six months ended June 30, 2014 compared to 2013. Incremental staffing costs are included in the current year of approximately $275 thousand related to the timing of the acquisition of Affinity employees effective February 28, 2013; these incremental expenses are partially offset by duplicative operational staffing costs during the second quarter of 2013 in order to maintain two separate core banking systems prior to the system conversion in August of 2013. In addition, when comparing the first six months of 2014 to the same period in 2013, stock based compensation increased $80 thousand and wealth management commission increased $34 thousand while the accrual for bonus expense declined $76 thousand.

•	Occupancy and equipment includes costs related to the incremental branch offices of Affinity during the first quarter of 2013. Of this increase, $117 thousand related to incremental lease expense or depreciation of leased or owned facilities while building operating costs increased $76 thousand; partially offset by cost reductions of $20 thousand related to the consolidation of maintenance contracts under the combined organization.

•	Data processing equipment and operations increased $29 thousand primarily related to depreciation expense on updated computer equipment and other incremental data costs related to Affinity offices.

•	Professional fees increased $25 thousand related to accounting and audit fees, $47 thousand related to staff search fees, and other professional fees which increased $13 thousand. These increases were partially offset by lower legal fees of $11 thousand, primarily related to lower legal costs to resolve loan workout situations in the current year.

•	Marketing, advertising and business development increased $33 thousand in the current year primarily related to incremental advertising awareness campaigns initiated during the second quarter of 2014 including radio and billboard advertising campaigns. 2013 included an awareness campaign related to the merger during the first quarter of 2013.

•	FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in 2014 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank. In addition, the current year rate used to calculate the bank shares tax declined 36 basis point in 2014 compared the prior year.

•	Other real estate owned costs declined $75 thousand in 2014 compared to the prior year. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans. Net gains on the sale of other real estate totaling $16 thousand was recorded during 2014 while a net loss of $6 thousand was charged to expense in 2013. Also, a charge to expense was also recorded related to fair value adjustments of properties held or sold totaling $96 thousand. In addition, there was $104 thousand of costs to acquire or maintain these properties during the holding period, net of rental income received during the six months of 2014 compared to $60 thousand recorded in the same period of 2013.

•	Other expenses increased $216 thousand for the six months ended June 30, 2014. This increase is partially related to incremental costs due to the addition of Affinity, including an increase in core deposit intangible amortization expense of $14 thousand, public company filing fees of $22 thousand, loan and deposit generation costs of $61 thousand, travel and entertainment costs of $20 thousand, directors fees of $16 thousand and postage expenses of $10 thousand. In addition, the Company incurred insurance claim costs of $25 thousand and a valuation adjustment on a repossessed asset based on an updated appraisal of $32 thousand.

Merger related costs

First Priority Bank recorded $413 thousand and $1.21 million in merger related costs during the three and six months ended June 30, 2013 for expenses paid or incurred related to the merger with Affinity. These expenses consisted largely of costs related to professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges. These are outlined in the table below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(Dollars in thousands)
Accounting	$9	$26
Branching consolidation	103	103
Investment banking	—	350
Investor & customer document printing and filing	7	118
Legal	—	5
Purchase accounting consulting	50	50
System contract termination	—	314
System conversion/deconversion costs	244	244

	$413	$1,210

Provision for Income Taxes

Management considers various factors in evaluating the need for a valuation allowance related to the Company’s net deferred tax asset, including but not limited to forecasted future earnings which management believes provides positive evidence to support the utilization of the deferred tax asset in the future and the negative evidence of accumulated operating losses that First Priority experienced during the Company’s start-up years. The Company determined that as of June 30, 2014 and December 31, 2013 a valuation allowance for deferred taxes of $4.9 million and $5.6 million should be recorded as of each period. Recording a valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense which results. During the first six months of 2014, First Priority’s NOL was reduced by $912 thousand which was utilized to offset income tax expense of $310 thousand related to taxable income recorded during that same period. The remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company demonstrates a sustainable level of profitability and management makes the conclusion that it is more likely than not that the deferred tax asset will be utilized prior to expiration.

The company recorded $16 thousand of income tax expense in first six months of 2014 related to the payment of alternative minimum taxes, as required based on Internal Revenue Service tax guidelines. The payment of these taxes is expected to reverse in future periods as a timing difference if the Company records taxable earnings and is able to reverse the deferred tax valuation allowance; however, since the Company currently maintains a valuation allowance against its net deferred tax asset, the payment of these taxes is recorded as a tax expense in the statement of operations.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s NOL carryforwards, including acquired NOLs totaling $10.8 million as of June 30, 2014. First Priority has NOL carryforwards of approximately $7.4 million at June 30, 2014, which are available to reduce future federal income taxes until such time as the entire NOL is utilized.

In addition, First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of June 30, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. The impact of this reduction in First Priority’s tax liability will be recognized as a reduction of goodwill. In addition, a NOL carryforward of $1.5 million acquired in the merger with Affinity is available to reduce future federal income taxes. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Balance Sheet Review Overview

Total assets at June 30, 2014 were $456.9 million representing an increase of $10.8 million or 2.4% when compared to total assets of $446.1 million at December 31, 2013. Total assets consisted principally of loans outstanding of $362.8 million, investment securities of $66.7 million and cash and cash equivalents of $14.3 million at June 30, 2014, compared to loans outstanding of $335.7 million, investments securities of $89.6 million and cash and cash equivalents of $11.2 million at December 31, 2013.

Deposits totaled $353.7 million at June 30, 2014 compared to $357.4 million at December 31, 2013, a decrease of $3.7 million, or 1.0%. Of the total deposits at June 30, 2014, $186.3 million, or 52.7% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $57.2 million at June 30, 2014 compared to $44.6 million at December 31, 2013, an increase of $12.6 million, or 28.3%, due to an increase in short-term borrowings.

Shareholders’ equity at June 30, 2014 was $44.6 million, representing an increase of $2.2 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $1.2 million for the six months ended June 30, 2014 and market volatility related to the investment securities portfolio resulting in a reduction of the unrealized losses totaling $1.1 million. These increases were partially offset by preferred dividends paid of $240 thousand.

Investments

The investment portfolio totaled $66.7 million at June 30, 2014, compared to $89.6 million at December 31, 2013, a decline of $22.9 million, or 25.6%. This decline primarily relates to overnight investments of $25 million purchased at December 31, 2013 for tax planning purposes. As of June 30, 2014 and December 31, 2013, investments totaling $52.2 million and $78.6 million, respectively, were classified as available for sale while $14.5 million and $11.0 million, respectively, were classified as held to maturity. Total investments accounted for 14.6% and 20.1% of total assets at each respective date.

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand, are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $90 thousand as of June 30, 2014, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $183 thousand at June 30, 2014 compared to net unrealized losses totaling $1.5 million at December 31, 2013. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at June 30, 2014 was comprised of federal agency securities (33%), federal agency mortgage backed securities and agency collateralized mortgage obligations (37%), obligations of states and political subdivisions (28%, primarily federal taxable municipal securities), and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at June 30, 2014 or December 31, 2013 and recorded no OTTI charges during the six months ended June 30, 2014 or during the year ended December 31, 2013.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at June 30, 2014. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale As of June 30, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$16,406	1.45%	$5,809	1.53%	$—	—	$22,215	1.47%
Obligations of states and political subdivisions	—	—	2,209	1.62%	2,076	2.35%	576	3.20%	4,861	2.12%
Federal agency mortgage backed securities	—	—	—	—	4,319	2.00%	19,464	2.21%	23,783	2.17%
CMO’s	—	—	—	—	346	1.22%	296	2.97%	642	2.03%
Other debt securities	—	—	504	0.85%	—	—	—	—	504	0.85%
Money market mutual fund	209	0.00%	—	—	—	—	—	—	209	0.00%

Total investments available for sale	$209	0.00%	$19,119	1.46%	$12,550	1.82%	$20,336	2.25%	$52,214	1.85%

	Securities Held to Maturity As of June 30, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$482	2.07%	$996	3.30%	$12,434	4.11%	$13,912	3.98%
Other debt securities	—	—	—	—	—	—	499	4.37%	499	4.37%

Total investments held to maturity	$—	—	$482	—	$996	3.30%	$12,933	4.12%	$14,411	3.93%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at June 30, 2014 and December 31, 2013 are shown in the following table:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$22,444	$22,214	$48,612	$48,061
Obligations of states and political subdivisions	4,936	4,861	8,321	7,821
Federal agency mortgage-backed securities	23,667	23,784	20,908	20,554
Federal agency collateralized mortgage obligations	640	642	758	759
Other debt securities	501	504	1,252	1,207
Money market mutual fund	209	209	234	234

Total investment securities available for sale.	$52,397	$52,214	$80,085	$78,636

Held To Maturity:
Obligations of states and political subdivisions	$13,975	$13,911	$10,963	$10,268
Other debt securities	480	500	—	—

Total held to maturity	$14,455	$14,411	$10,963	$10,268

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both June 30, 2014 and December 31, 2013, First Priority Bank held $110 thousand in common stock of Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.14 million and $2.62 million as of June 30, 2014 and December 31, 2013, respectively. The increase in the investment is attributable to incremental borrowings advance from the FHLB during the first six months of 2014.

Loans

First Priority’s loan portfolio is the primary component of its assets. At June 30, 2014, total loans were $362.8 million, representing an increase of $27.1 million or 8.1% from total loans outstanding of $335.7 million at December 31, 2013. Included in the current year loan growth are $15.3 million of purchased residential real estate loans located within First Priority’s markets which were underwritten to the same standards as used for loans that the Company originates for its own portfolio.

The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$76,340	21%	$76,659	23%
Commercial Mortgage	160,381	44%	149,492	45%
Commercial Construction	6,155	2%	4,373	1%

Total Commercial	242,876	67%	230,524	69%
Residential Mortgage	71,813	20%	56,979	17%
Home Equity Lines	29,509	8%	29,263	8%
Other Consumer	18,568	5%	19,317	6%

Total Consumer	48,077	13%	48,580	14%

Total Loans	362,766	100%	336,083	100%
Net deferred loan costs (fees)	23	—	(346)	—

Total	$362,789	100%	$335,737	100%

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

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of June 30, 2014, commercial mortgage loans totaled $160.4 million consisting of $110.7 million of loans to finance commercial business properties, of which 58% are owner occupied, $12.6 million to finance, and are secured by, multifamily properties, $31.3 million secured by 1-4 family residential dwelling properties for business purposes, and $5.8 million for other purposes. In addition, as of June 30, 2014, loans to lessors of non-residential buildings totaled $64.3 million which is included in commercial mortgage loans; of this amount, $30.0 million, or 47% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of June 30, 2014, totaled 17% and 181% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	3,474	4,276

Total non-performing loans (1)	3,474	4,276
Other real estate owned	861	914
Repossessed assets (2)	85	75

Total non-performing assets (3)	4,420	5,265

Performing troubled debt restructurings (4)	701	974

Total non-performing assets and performing troubled debt restructurings	$5,121	$6,239

Non-performing loans as a percentage of total loans	0.96%	1.27%
Non-performing assets as a percentage of total assets	0.97%	1.18%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.12%	1.40%
Ratio of allowance to non-performing loans at end of period	64%	53%
Ratio of allowance to non-performing assets at end of period	51%	43%
Allowance for loan losses as a percentage of total loans	0.62%	0.68%
Allowance for loan losses as a percentage of originated loans (5)	0.69%	0.79%
Allowance for loan losses as a percentage of originated non-performing loans (5)	165%	155%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.
(5)	The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, the acquired loans are excluded from the calculation of loan loss reserves as of the merger date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value.

Total non-performing loans were $3.5 million at June 30, 2014, a decline of $802 thousand from the $4.3 million at December 31, 2013. This decrease consisted of three loans which were transferred to other real estate owned with previously outstanding balances totaling $780 thousand, two loans which were partially charged-off totaling $150 thousand due to a decline in the collateral values, payments on loans received totaling $329 thousand; partially offset by additional loans reclassed to non-accrual status totaling $444 thousand. Total non-performing loans as a percentage of total loans at June 30, 2014 was 0.96%, down from 1.27% at December 31, 2013. Other real estate owned totaled $861 thousand at June 30, 2014 and $914 thousand at December 31, 2013, a decrease of $53 thousand. Repossessed assets totaled $85 thousand at June 30, 2014 compared to $75 thousand at December 31, 2013. Nonperforming assets totaled $4.4 million, or 0.97% of total assets, as of June 30, 2014, compared to $5.3 million, or 1.18% of total assets as of December 31, 2013.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2014 and December 31, 2013, First Priority’s performing troubled debt restructurings totaled $701 thousand and $974 thousand, respectively. As of each period, there was a commercial loan relationship with balances of $701 thousand and $831 thousand, respectively, which was restructured in the first quarter of 2012 whereby the loan’s maturity date was extended at a current market rate and has remained current in regards to principal and interest due. As of December 31, 2013, a commercial loan relationship acquired through the merger with Affinity was also classified as a performing troubled debt restructuring, totaling $143 thousand, which was paid off in the second quarter of 2014 through liquidation of the underlying collateral.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of June 30, 2014 and December 31, 2013, loans past due 30 to 89 days and still accruing totaled $504 thousand and $567 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.10% and 1.44%, respectively, of total loans outstanding.

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

Acquired loans are initially recorded on acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and six months ended June 30, 2014, the Company recorded a provision for loan losses totaling $130 thousand and $210 thousand for acquired impaired loans and for the three and six months ended June 30, 2013 there were no provisions recorded for loan losses on acquired loans.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $70 thousand and $143 thousand for the three and six months ended June 30, 2014 and totaled $64 thousand and $125 thousand for the three and six months ended June 30, 2013, respectively.

Based on the information available as of June 30, 2014, management believes that the allowance for loan losses of $2.2 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,219	$2,565	$2,273	$2,460

Charge-offs:
Commercial and Industrial	137	285	137	339
Commercial Mortgage	1	—	75	—
Commercial Construction	—	—	50	—
Residential Mortgage Loans	25	—	25	8
Home equity lines of credit	90	246	90	246
Other consumer loans	—	—	52	—

Total loans charged off	253	531	429	593
Recoveries:
Commercial and Industrial	6	8	16	8
Commercial Mortgage	—	—	—	—
Commercial Construction	2	—	2	—
Residential Mortgage Loans	—	6	—	7
Home equity lines of credit	4	—	8	—
Other consumer	4	6	7	7

Total recoveries	16	20	33	22

Net loans charged off	237	511	396	571
Provision charged to operations	255	175	360	340

Balance at end of period	$2,237	$2,229	$2,237	$2,229

Average loans (1)	$345,718	$332,283	$340,159	$303,543

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.27%	0.62%	0.23%	0.38%
Allowance for loan losses as a percentage of total loans	0.62%	0.67%	0.62%	0.67%
Allowance for loan losses as a percentage of non-acquired loans	0.69%	0.84%	0.69%	0.84%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.2 million at June 30, 2014 and $2.3 million at December 31, 2013, which represented 0.62% and 0.68% of total loans outstanding at each respective date. The allowance as a percentage of originated loans as of June 30, 2014 and December 31, 2013 was 0.69% and 0.79%, respectively. The allowance for loan losses as a percentage of originated loans excludes loans acquired in the merger with Affinity, which were recorded at acquisition date at their fair values, including a discount related to potential credit impairment for the acquired loans. Therefore, acquired loans are excluded from the calculation of the loan loss reserve as of the acquisition date. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value. As discussed in Note 2 – “Merger with Affinity Bancorp, Inc.,” as of February 28, 2013, acquired loans without evidence of credit deterioration included a general credit fair value adjustment of $1.6 million while acquired credit impaired loans included a nonaccretable discount of $1.6 million representing a specific credit valuation adjustment.

As of June 30, 2014 and December 31, 2013, the unamortized portion of the general credit fair value adjustment totaled $650 thousand and $906 thousand, respectively, and the total specific credit market valuation adjustment totaled $1.1 million as of June 30, 2014 and $1.4 million as of December 31, 2013, inclusive of a remaining accretable discount totaling $31 thousand and $56 thousand, respectively. Additionally, as of June 30, 2014 and December 31, 2013 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $1.8 million and $2.3 million, respectively, and the allowance for loan losses of $2.2 million and $2.3 million respectively, or a total of $4.0 million and $4.6 million, respectively, would equate to 1.10% and 1.36% of total loans outstanding as of each respective period. Net charge-offs for the Company totaled $396 thousand for the first six months of 2014 compared to $571 thousand for the same period in 2013.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	June 30,		December 31,
	2014		2013
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
Commercial and Industrial	$510	21%	$445	23%
Commercial Mortgage	483	44%	452	45%
Commercial Construction	22	2%	12	1%
Residential Mortgage Loans	221	20%	149	17%
Home Equity Lines of Credit	118	8%	177	8%
Other Consumer Loans	66	5%	67	6%

Total allocated	1,420	100%	1,302	100%

Unallocated	817		971

TOTAL	$2,237		$2,273

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $158 thousand has been provided on originated impaired loans of $1.4 million at June 30, 2014 compared to a specific allocation of $112 thousand related to $1.5 million of originated impaired loans at December 31, 2013.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.3 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2014, these loans totaled $64.3 million and $45.4 million, respectively, or 17.7% and 12.5%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $353.7 million at June 30, 2014 compared to $357.4 million at December 31, 2013, representing a decrease of $3.7 million or 1.0%. This decline in deposits relates to a decline in interest bearing demand accounts, money market and savings accounts totaling $20.6 million and retail time deposits of $11.3 million offset by an increase in non-interest bearing demand accounts of $4.6 million and $23.6 million in brokered time deposits.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources. For the period ended June 30, 2014 compared to December 31, 2013, core deposits declined $16.0 million as transaction account balances declined $9.6 million, consisting of a decline in interest bearing transaction accounts of $14.2 million while non-interest bearing transaction accounts increased $4.6 million, and a decline in money market and savings accounts of $6.4 million when comparing these same periods.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First

Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At June 30, 2014 and December 31, 2013, brokered deposits totaled $59.8 million and $36.2 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 11 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$48,949		$37,222		$47,519		$34,291
Demand, interest-bearing	42,164	0.25%	47,345	0.26%	45,436	0.26%	34,886	0.26%
Money market and savings deposits	100,058	0.32%	105,517	0.42%	101,191	0.34%	90,329	0.42%
Time deposits	153,266	1.41%	164,294	1.58%	151,090	1.46%	155,058	1.67%

Total interest-bearing deposits	295,488	0.88%	317,156	1.00%	297,717	0.90%	280,273	1.09%

Total deposits	$344,437		$354,378		$345,236		$314,564

The maturity distribution of time deposits of $100,000 or more as of June 30, 2014, is as follows:

(Dollars in thousands)
Three Months or Less	$6,156
Over Three Through Six Months	3,727
Over Six Through Twelve Months	8,891
Over Twelve Months	21,160

TOTAL	$39,934

Short-Term Borrowed Funds

At June 30, 2014, First Priority had short-term borrowings totaling $46.2 million, compared to $33.6 million at December 31, 2013. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. Advances from the FHLB at June 30, 2014 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended June 30, 2014 and 2013. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	For the six months ended June 30,
	2014	2013
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$609	$492
Average daily balance during the period	$53	$22
Weighted average rate during the period	0.51%	0.51%
FHLB short-term borrowings:
Balance at period end	$46,242	$8,000
Weighted average rate at period end	0.27%	0.25%
Maximum month-end balance	$46,242	$25,000
Average daily balance during the period	$25,955	$1,620
Weighted average rate during the period	0.28%	0.25%

Long-Term Debt

Long-term debt totaled $11.0 million as of both June 30, 2014 and December 31, 2013, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% as of each of these dates and an average remaining life of 2.7 years and 3.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for the six months ended June 30, 2014 and $13.6 million during the same period in 2013 with an average rate of 0.89% for the first six months of 2014 and 1.41% for the same period in 2013. The maximum month end balance of these borrowings was $11.0 million and $26.0 million for the first six months of 2014 and 2013, respectively.

Capital Resources

Shareholders’ equity at June 30, 2014 was $44.6 million, representing an increase of $2.2 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $1.2 million for the six months ended June 30, 2014 and market volatility related to the investment securities portfolio resulting in a reduction of the net unrealized losses totaling $1.1 million. These increases were partially offset by preferred dividends paid of $240 thousand.

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

The following table sets forth First Priority Bank’s capital ratios at June 30, 2014 and December 31, 2013. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered "Well- Capitalized"	As of June 30, 2014	As of December 31, 2013
First Priority Bank:
Total risk-based capital	10.00%	12.53%	12.90%
Tier 1 risk-based capital	6.00%	11.87%	12.19%
Tier 1 leverage capital	5.00%	9.49%	9.48%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio declined during the period from December 31, 2013 to June 30, 2014 primarily due to a higher level of risk weighted assets primarily resulting from loan growth; partially offset by incremental regulatory capital resulting from earnings recorded during the current year.

In July 2013, the federal bank regulatory agencies adopted final rules to revise the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

In December 2013, Federal banking regulators issued rules for complying with the Volcker Rule provision of the Dodd-Frank Act. The Bank does not engage in, and does not expect to engage in, any transactions that are considered “covered activities” as defined by the Volcker Rule. Therefore, the Bank does not have any additional compliance obligations under the Volcker Rule.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the six months ended June 30, 2014 and 2013.

	At or for the six months ended June 30,
	2014	2013
Return on average assets	0.57%	-0.32%
Return on average equity	5.52%	-2.95%
Average equity to average assets ratio	10.23%	10.89%

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

At June 30, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $73.8 million and $77.7 million, respectively. In addition, as of June 30, 2014 and December 31, 2013, there were $416 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.7 million and $1.3 million of financial standby letters of credit, respectively. As of December 31, 2013, a pledge of a portion of the Bank’s investment securities was reserved as collateral related to one financial standby letter of credit issued through a correspondent bank for $512 thousand which is included in the amount reported above. This commitment was closed during the second quarter of 2014. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of June 30, 2014 and December 31, 2013 the Bank pledged $199 thousand of deposit balances at a correspondent bank to support a $199 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At June 30, 2014, wholesale funding sources totaled $117.0 million and were comprised of $59.8 million of brokered certificates of deposit and $57.2 million of FHLB advances. At December 31, 2013, wholesale funding sources totaled $80.8 million and were comprised of $36.2 million of brokered certificates of deposit and $44.6 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of June 30, 2014 and December 31, 2013, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At June 30, 2014 and December 31, 2013, First Priority Bank had a total borrowing capacity with the FHLB of $119.6 million and $107 million, respectively, with advances outstanding against this capacity of $57.2 million and $44.6 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $7.7 million at June 30, 2014 compared to $6.0 million at December 31, 2013.

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

At June 30, 2014, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.

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

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.

(Registrant)

Dated: August 13, 2014		By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Dated: August 13, 2014		By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

3.1	Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

3.2	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4	Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

3.5	Bylaws of First Priority Financial Corp. (incorporated by reference to Exhibit 3.2 to First Priority’s Registration Statement No. 333-147950 on Form S-4 filed with the SEC on December 7, 2007)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.