Form 10-Q
period 2014-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2014-11-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 12, 2014
Common Stock, $1.00 Par Value	6,447,069 Outstanding Shares

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

PART I

Item 1. Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$4,189	$5,217
Interest-bearing deposits in banks	16,089	6,031
Total cash and cash equivalents	20,278	11,248
Securities available for sale, at fair value (amortized cost: $48,341 and $80,085, respectively)	47,961	78,636
Securities held to maturity, at amortized cost (fair value: $16,123 and $10,268, respectively)	16,004	10,963
Residential mortgage loans held for sale	727	—
Loans receivable	371,763	335,737
Less: allowance for loan losses	2,288	2,273
Net loans	369,475	333,464
Restricted investments in bank stocks	3,482	2,731
Premises and equipment, net	2,441	2,533
Bank owned life insurance	3,068	—
Accrued interest receivable	1,492	1,454
Other real estate owned	765	914
Deferred income tax assets, net	4,835	-
Goodwill	2,725	2,725
Intangible assets with finite lives, net	421	494
Other assets	1,411	926
Total Assets	$475,085	$446,088
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$47,713	$47,997
Interest-bearing	313,251	309,423
Total deposits	360,964	357,420
Short-term borrowings	51,572	33,625
Long-term debt	11,000	11,000
Accrued interest payable	409	313
Other liabilities	1,437	1,338
Total Liabilities	425,382	403,696
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,570
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	231
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,596	4,594
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2014: 6,447,069; 2013: 6,438,994	6,447	6,439
Surplus	39,968	39,780
Accumulated deficit	(5,919)	(12,025)
Accumulated other comprehensive loss	(197)	(1,197)
Total Shareholders’ Equity	49,703	42,392
Total Liabilities and Shareholders’ Equity	$475,085	$446,088

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest Income
Loans receivable, including fees	$4,298	$4,224	$12,619	$12,115
Securities—taxable	373	323	1,101	714
Securities—exempt from federal taxes	25	28	79	84
Interest bearing deposits and other	37	20	94	47
Total Interest Income	4,733	4,595	13,893	12,960
Interest Expense
Deposits	651	745	1,971	2,263
Short-term borrowings	40	9	76	11
Long-term debt	24	25	73	120
Total Interest Expense	715	779	2,120	2,394
Net Interest Income	4,018	3,816	11,773	10,566
Provision for Loan Losses	212	230	572	570
Net Interest Income after Provision for Loan Losses	3,806	3,586	11,201	9,996
Non-Interest Income
Wealth management fee income	145	158	372	273
Bank owned life insurance income	26	—	68	—
Other	75	95	241	258
Total Non-Interest Income	246	253	681	531
Non-Interest Expenses
Salaries and employee benefits	1,893	1,788	5,358	5,129
Occupancy and equipment	531	541	1,638	1,475
Data processing equipment and operations	215	250	655	661
Professional fees	239	219	665	573
Marketing, advertising, and business development	69	39	212	149
FDIC insurance assessments	80	94	236	259
Pennsylvania bank shares tax expense	81	101	239	277
Merger related costs	—	324	—	1,534
Other real estate owned	13	118	100	280
Other	323	278	957	696
Total Non-Interest Expenses	3,444	3,752	10,060	11,033
Income (Loss) before Income Tax Benefit	608	87	1,822	(506)
Federal Income Tax Benefit	(4,714)	—	(4,698)	—
Net Income (Loss)	$5,322	$87	$6,520	$(506)
Preferred dividends, including net amortization	166	133	414	399
Income (Loss) to Common Shareholders	$5,156	$(46)	$6,106	$(905)
Income (loss) per common share:
Basic	$0.80	$(0.01)	$0.95	$(0.16)
Diluted	$0.80	$(0.01)	$0.95	$(0.16)
Weighted average common shares outstanding
Basic	6,446	6,332	6,441	5,641
Diluted	6,466	6,332	6,448	5,641

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$5,322	$87	$6,520	$(506)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	(197)	1	1,069	(1,599)
Tax effect	129	-	129	-
Net unrealized gains (losses) arising during the period	(68)	1	1,198	(1,599)
Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred	—	—	(137)	293
Amortization of net unrealized holding gains (losses) to income during the period	(8)	(21)	(33)	(26)
Tax effect	(28)	-	(28)	-
Net unrealized holding gains (losses) on securities transferred during the period	(36)	(21)	(198)	267
Total other comprehensive income (loss)	(104)	(20)	1,000	(1,332)
Total comprehensive income (loss)	$5,218	$67	$7,520	$(1,838)

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2012	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	—	—	—	(359)	—	(359)
Net amortization on preferred stock	40	—	—	(40)	—	—
Issuance of 3,475 shares of restricted common stock, net of forfeitures	—	4	(4)	—	—	—
Issuance of 1,268,576 shares of common stock in private placement	—	1,268	5,304	—	—	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	—	1,916	8,130	—	—	10,046
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	—	—	(1)	—	—	(1)
Net loss	—	—	—	(506)	—	(506)
Other comprehensive loss	—	—	—	—	(1,332)	(1,332)
Stock based compensation expense	—	—	98	—	—	98
Balance—September 30, 2013	$9,382	$6,332	$39,757	$(12,594)	$(649)	$42,228
Balance – December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(405)	—	(405)
Net amortization on preferred stock	9	—	—	(9)	—	—
Issuance of 8,125 shares of restricted common stock, net of forfeitures	—	8	(8)	—	—	—
Net income	—	—	—	6,520	—	6,520
Other comprehensive income	—	—	—	—	1,000	1,000
Stock based compensation expense	—	—	196	—	—	196
Balance—September 30, 2014	$9,404	$6,447	$39,968	$(5,919)	$(197)	$49,703

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$6,520	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	572	570
Provision for foreclosed asset losses	—	121
Depreciation and amortization	342	278
Net (accretion of discount)/amortization of premium on securities	(186)	(204)
Stock based compensation expense	196	98
Net gains (losses) on sales of other real estate	(31)	6
Net gain on disposal of premises and equipment	(7)	—
Bank owned life insurance policy income	(68)	—
Originations of loans held for sale	(1,077)	(198)
Proceeds from sale of loans held for sale	350	198
Deferred income taxes	(4,698)	—
Increase (decrease) in accrued interest receivable	(38)	14
Increase (decrease) in other assets	(485)	279
Increase (decrease) in accrued interest payable	97	(201)
Decrease in other liabilities	99	592
Net Cash Provided by Operating Activities	1,586	1,047
Cash Flows from Investing Activities
Net increase in loans	(22,037)	(11,089)
Purchase of loans	(15,109)	—
Purchases of securities available for sale	(8,847)	(33,042)
Purchase of restricted stock	(751)	(26)
Proceeds from maturities or calls of securities available for sale	35,240	16,873
Proceeds from the sale of securities available for sale	—	1,938
Proceeds related to receivables for investment securities sold	—	33,630
Proceeds from the sale of other real estate owned	866	494
Net decrease of premises and equipment	(272)	(62)
Net purchase of bank owned life insurance	(3,000)	—
Net cash received from acquisition	—	24,419
Net Cash (Used in) Provided by Investing Activities	(13,910)	33,135
Cash Flows from Financing Activities
Net increase (decrease) in deposits	3,812	(42,846)
Net increase in short-term borrowings	17,947	26,875
Decrease in long-term debt	—	(16,358)
Proceeds from issuance of common stock	—	6,572
Cash dividends paid on preferred stock	(405)	(359)
Net Cash Provided by (Used in) Financing Activities	21,354	(26,116)
Net Increase in Cash and Cash Equivalents	9,030	8,066
Cash and Cash Equivalents—Beginning	11,248	11,016
Cash and Cash Equivalents—Ending	$20,278	$19,082
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$—	$4,175
Transfer of available for sale securities to held to maturity securities	$3,840	$11,166
Transfer of loans receivable to other real estate owned	$686	—
Cash paid for interest on deposits and borrowings	$2,292	$2,860

See unaudited notes to consolidated financial statements.

First Priority Financial Corp.

Unaudited Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank became a wholly-owned subsidiary of First Priority.

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

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of September 30, 2014, First Priority had total assets of $475.1 million and total shareholders’ equity of $49.7 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of September 30, 2014, First Priority Bank had total assets of $474.8 million, total loans of $371.8 million, total deposits of $361.9 million and total shareholder’s equity of $48.9 million.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and nine months ended September 30, 2014, the Company recorded a provision for loan losses totaling $168 thousand and $378 thousand for acquired impaired loans. During the three and nine months ended September 30, 2013, the Company recorded a provision for loan losses totaling $89 thousand for acquired impaired loans.

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

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income (loss). As of September 30, 2014, the Company reversed the full valuation allowance on deferred tax assets and therefore, the Consolidated Statement of Comprehensive Income as of this date is presented net of the effect of income taxes.  The Consolidated Statement of Comprehensive Income as of September 30, 2013 does not include the effects of income taxes due to the full valuation allowance on deferred tax assets.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	September 30,	September 30,
	2014	2013
	(Dollars in thousands)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	$(33)	$(26)	Interest Income
Tax effect	(28)	-	Federal Income Tax Expense
Total reclassification	$(61)	$(26)

Accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$(380)	$(1,449)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	82	252
Tax effect	101	-
Total	$(197)	$(1,197)

Note 2—Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

Note 3—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the period ended September 30, 2013, diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalents are antidilutive. For the three and nine month periods ended September 30, 2013 there were 811 thousand common stock equivalent shares, respectively, all of which were antidilutive and therefore, excluded from earnings per share calculations.

The calculations of basic and diluted earnings (loss) per common share are presented below for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	(In thousands, except per share information)
	2014	2013	2014	2013
Net income (loss)	$5,322	$87	$6,520	$(506)
Less: preferred stock dividends	(165)	(119)	(405)	(359)
Less: net discount accretion on preferred stock	(1)	(14)	(9)	(40)
Income (loss) to common shareholders	$5,156	$(46)	$6,106	$(905)
Average basic common shares outstanding	6,446	6,332	6,441	5,641
Effect of dilutive stock options	20	—	7	—
Average number of common shares used to calculate diluted earnings per common share	6,466	6,332	6,448	5,641
Basic earnings (loss) per common share	$0.80	$(0.01)	$0.95	$(0.16)
Diluted earnings (loss) per common share	$0.80	$(0.01)	$0.95	$(0.16)

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$104	$57	$218	$172
Preferred Series B	5	5	15	15
Preferred Series C	56	57	172	172
Total preferred dividends	$165	$119	$405	$359

Net accretion (amortization) on preferred stock:
Preferred Series A	$—	$(14)	$(9)	$(43)
Preferred Series B	—	2	2	5
Preferred Series C	(1)	(2)	(2)	(2)
Total net accretion (amortization) on preferred stock	$(1)	$(14)	$(9)	$(40)

Note 4—Securities

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

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $82 thousand as of September 30, 2014 and $252 thousand as of December 31, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the estimated fair value of the Company’s investment securities available for sale and held to maturity are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,447	$21	$(306)	$19,162
Obligations of states and political subdivisions	4,919	5	(70)	4,854
Federal agency mortgage-backed securities	22,764	148	(182)	22,730
Federal agency collateralized mortgage obligations	585	3	(1)	587
Other debt securities	501	2	—	503
Money market mutual fund	125	—	—	125
Total investment securities available for sale	$48,341	$179	$(559)	$47,961

Held To Maturity:
Obligations of states and political subdivisions	$15,524	$208	$(96)	$15,636
Other debt securities	480	7	—	487
Total held to maturity	$16,004	$215	$(96)	$16,123

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$48,612	$4	$(555)	$48,061
Obligations of states and political subdivisions	8,321	—	(500)	7,821
Federal agency mortgage-backed securities	20,908	57	(411)	20,554
Federal agency collateralized mortgage obligations	758	6	(5)	759
Other debt securities	1,252	3	(48)	1,207
Money market mutual fund	234	—	—	234
Total investment securities available for sale	$80,085	$70	$(1,519)	$78,636

Held To Maturity:
Obligations of states and political subdivisions	$10,963	$—	$(695)	$10,268
Total held to maturity	$10,963	$—	$(695)	$10,268

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2014 and December 31, 2013.

	As of September 30, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$—	$—	—	$16,639	$(306)	15	$16,639	$(306)	15
Obligations of states and political subdivisions	575	(5)	1	3,572	(65)	10	4,147	(70)	11
Federal agency mortgage-backed securities	5,009	(15)	4	7,742	(167)	6	12,751	(182)	10
Federal agency collateralized mortgage obligations	—	—	—	319	(1)	1	319	(1)	1
Total Available for Sale	$5,584	$(20)	5	$28,272	$(539)	32	$33,856	$(559)	37

Held to Maturity:
Obligations of states and political subdivisions	$—	$—	—	$4,867	$(96)	11	$4,867	$(96)	11
Total Held to Maturity	$—	$—	—	$4,867	$(96)	11	$4,867	$(96)	11

	As of December 31, 2013
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$21,057	$(555)	18	$—	$—	—	$21,057	$(555)	18
Obligations of states and political subdivisions	7,821	(500)	19	—	—	—	7,821	(500)	19
Federal agency mortgage-backed securities	12,772	(411)	10	—	—	—	12,772	(411)	10
Federal agency collateralized mortgage obligations	411	(5)	1	—	—	—	411	(5)	1
Other debt securities	702	(48)	2	—	—	—	702	(48)	2
Total Available for Sale	$42,763	$(1,519)	50	$—	$—	—	$42,763	$(1,519)	50

Held to Maturity:
Obligations of states and political subdivisions	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23
Total Held to Maturity	$9,488	$(610)	21	$780	$(85)	2	$10,268	$(695)	23

As of September 30, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

Securities issued by states and political subdivisions are all rated investment grade. Each holding is reviewed quarterly for impairment by management and our third party investment advisor. All mortgage backed securities and collateralized mortgage obligations are issued by U.S. government sponsored agencies; there are no holdings of private label mortgage backed securities or securities backed by loans classified as “Alt-A” or “Subprime”.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of September 30, 2014, represents other than temporary impairment.

There were no realized gains or losses for the three or nine months ended September 30, 2014 and 2013.

Securities with an estimated fair value of $35.0 million and $44.3 million were pledged at September 30, 2014 and December 31, 2013, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $87 thousand and $106 thousand as of September 30, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of securities as of September 30, 2014 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	September 30, 2014		September 30, 2014
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Due within one year	$501	$503	$—	$—
Due after one year through five years	17,718	17,511	482	477
Due after five years through ten years	10,433	10,324	1,022	1,010
Due after ten years	19,564	19,498	14,500	14,636
	48,216	47,836	16,004	16,123
Money market mutual fund	125	125	—	—
Total	$48,341	$47,961	$16,004	$16,123

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$74,584	$76,659
Commercial mortgage	165,835	149,492
Commercial construction	7,915	4,373
Total commercial	248,334	230,524
Residential mortgage loans	77,191	56,979
Consumer:
Home equity lines of credit	28,616	29,263
Other consumer loans	17,664	19,317
Total consumer	46,280	48,580
Total loans	371,805	336,083
Allowance for loan losses	(2,288)	(2,273)
Net deferred loan cost (fees)	(42)	(346)
Total loans receivable, net	$369,475	$333,464

First Priority has acquired various loans through the acquisition of Affinity for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of the acquired impaired loans included in the loan balances above are summarized as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Commercial and industrial	$953	$1,685
Commercial mortgage	1,530	566
Commercial construction	—	887
Residential mortgage loans	186	186
Other consumer loans	106	272
Total unpaid principal balance	$2,775	$3,596
Net recorded investment	$1,375	$2,050

The following table presents the changes in accretable yield related to purchased-credit-impaired loans for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Accretable yield balance, beginning of period	$56	$—
Additions resulting from acquisition	—	258
Accretion to interest income	(176)	(84)
Reclassification from nonaccretable difference and disposals, net	120	(54)
Accretable yield balance, end of period	$—	$120

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2014, these loans totaled $68.5 million and $46.7 million, respectively, or 18.4% and 12.6%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended					For the nine months ended
	September 30, 2014					September 30, 2014
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$510	$—	$10	$(15)	$505	$445	$(137)	$26	$171	$505
Commercial mortgage	483	—	—	57	540	452	(75)	—	163	540
Commercial construction	22	—	—	4	26	12	(50)	2	62	26
Residential mortgage loans	221	(143)	—	145	223	149	(168)	—	242	223
Home equity lines of credit	118	—	4	(2)	120	177	(90)	12	21	120
Other consumer loans	66	(37)	5	32	66	67	(89)	12	76	66
Unallocated	817	—	—	(9)	808	971	—	—	(163)	808
Total loans	$2,237	$(180)	$19	$212	$2,288	$2,273	$(609)	$52	$572	$2,288

	For the three months ended					For the nine months ended
	September 30, 2013					September 30, 2013
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$431	$—	$11	$(49)	$393	$566	$(339)	$19	$147	$393
Commercial mortgage	389	(137)	—	202	454	559	(137)	—	32	454
Commercial construction	30	—	—	(22)	8	31	—	—	(23)	8
Residential mortgage loans	145	(6)	—	9	148	176	(14)	7	(21)	148
Home equity lines of credit	180	(86)	—	82	176	89	(332)	—	419	176
Other consumer loans	61	(9)	4	20	76	41	(9)	11	33	76
Unallocated	993	—	—	(12)	981	998	—	—	(17)	981
Total loans	$2,229	$(238)	$15	$230	$2,236	$2,460	$(831)	$37	$570	$2,236

The following tables present the balance in the allowance for loan losses at September 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	September 30, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$505	$138	$367	$74,584	$1,484	$73,100
Commercial mortgage	540	8	532	165,835	1,508	164,327
Commercial construction	26	—	26	7,915	—	7,915
Residential mortgage loans	223	—	223	77,191	359	76,832
Home equity lines of credit	120	12	108	28,616	31	28,585
Other consumer loans	66	1	65	17,664	444	17,220
Unallocated	808	—	808	—	—	—
Total loans	$2,288	$159	$2,129	$371,805	$3,826	$367,979

	December 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$445	$93	$352	$76,659	$1,822	$74,837
Commercial mortgage	452	19	433	149,492	1,650	147,842
Commercial construction	12	—	12	4,373	440	3,933
Residential mortgage loans	149	—	149	56,979	247	56,732
Home equity lines of credit	177	—	177	29,263	—	29,263
Other consumer loans	67	—	67	19,317	259	19,058
Unallocated	971	—	971	—	—	—
Total loans	$2,273	$112	$2,161	$336,083	$4,418	$331,665

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013 as well as for the three and nine month periods then ended, respectively:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,263	$2,264	$—	$1,592	$3,020	$—
Commercial mortgage	1,297	2,373	—	1,136	1,465	—
Commercial construction	—	—	—	440	887	—
Residential mortgage loans	359	426	—	247	318	—
Home equity lines of credit	19	20	—	—	—	—
Other consumer loans	368	465	—	259	335	—
With an allowance recorded:
Commercial and industrial	$221	$229	$138	$230	$230	$93
Commercial mortgage	211	257	8	514	520	19
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	12	12	12	—	—	—
Other consumer loans	76	150	1	—	—	—
Total:
Commercial and industrial	$1,484	$2,493	$138	$1,822	$3,250	$93
Commercial mortgage	1,508	2,630	8	1,650	1,985	19
Commercial construction	—	—	—	440	887	—
Residential mortgage loans	359	426	—	247	318	—
Home equity lines of credit	31	32	12	—	—	—
Other consumer loans	444	615	1	259	335	—
Total	$3,826	$6,196	$159	$4,418	$6,775	$112

	Three Months ended September 30,				Nine Months ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,446	$—	$1,754	$—	$1,595	$—	$2,988	$8
Commercial mortgage	782	—	982	—	914	—	766	—
Commercial construction	260	—	468	2	342	14	375	18
Residential mortgage loans	278	—	491	—	254	—	789	6
Home equity lines of credit	38	—	255	—	60	—	496	1
Other consumer loans	259	—	236	—	271	—	174	—
With an allowance recorded:
Commercial and industrial	$223	$—	$515	$—	$161	$—	$744	$23
Commercial mortgage	220	—	464	—	129	—	1,281	—
Commercial construction	—	—	243	—	—	—	410	12
Residential mortgage loans	—	—	—	—	—	—	33	—
Home equity lines of credit	12	—	—	—	18	—	—	—
Other consumer loans	131	—	—	—	44	—	—	—
Total:
Commercial and industrial	$1,669	$—	$2,269	$—	$1,756	$—	$3,732	$31
Commercial mortgage	1,002	—	1,446	—	1,043	—	2,047	—
Commercial construction	260	—	711	2	342	14	785	30
Residential mortgage loans	278	—	491	—	254	—	822	6
Home equity lines of credit	50	—	255	—	78	—	496	1
Other consumer loans	390	—	236	—	315	—	174	—
Total	$3,649	$—	$5,408	$2	$3,788	$14	$8,056	$68

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial and industrial	$1,484	$1,822
Commercial mortgage	1,508	1,650
Commercial construction	—	298
Residential mortgage loans	359	247
Home equity lines of credit	31	—
Other consumer loans	444	259
Total loans	$3,826	$4,276

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $91 thousand and $234 thousand for the three and nine months ended September 30, 2014 and $91 thousand and $216 thousand for the three and nine months ended September 30, 2013, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$72,800	$—	$1,784	$—	$74,584
Commercial mortgage	163,873	—	1,962	—	165,835
Commercial construction	7,915	—	—	—	7,915
Residential mortgage loans	76,832	—	359	—	77,191
Consumer:
Home equity lines of credit	28,585	—	31	—	28,616
Other consumer loans	17,220	—	444	—	17,664
Total	$367,225	$—	$4,580	$—	$371,805

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,959	$379	$2,321	$—	$76,659
Commercial mortgage	146,645	782	2,065	—	149,492
Commercial construction	3,933	—	440	—	4,373
Residential mortgage loans	56,863	—	116	—	56,979
Consumer:
Home equity lines of credit	29,067	—	196	—	29,263
Other consumer loans	19,268	—	49	—	19,317
Total	$329,735	$1,161	$5,187	$—	$336,083

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$290	$1,264	$1,554	$73,030	$74,584
Commercial mortgage	1,595	—	911	2,506	163,329	165,835
Commercial construction	—	—	—	—	7,915	7,915
Residential mortgage loans	—	—	248	248	76,943	77,191
Consumer:				—
Home equity lines of credit	—	—	12	12	28,604	28,616
Other consumer loans	50	67	395	512	17,152	17,664
Total	$1,645	$357	$2,830	$4,832	$366,973	$371,805

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$74	$1,368	$1,442	$75,217	$76,659
Commercial mortgage	—	—	1,511	1,511	147,981	149,492
Commercial construction	—	—	—	—	4,373	4,373
Residential mortgage loans	170	—	247	417	56,562	56,979
Consumer:
Home equity lines of credit	135	—	—	135	29,128	29,263
Other consumer loans	256	17	210	483	18,834	19,317
Total	$561	$91	$3,336	$3,988	$332,095	$336,083

As of September 30, 2014, there was one home equity loan, totaling $57 thousand, secured by a second lien on a primary residence which was 91 days past due and still accruing interest.  As of December 31, 2013, there were no loans greater than 90 days past due and still accruing interest.

The Bank may grant a concession or modification for economic or legal reasons related to a borrower’s declining financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Bank may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank’s allowance for loan losses.

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

The following tables reflect information regarding troubled debt restructurings entered into by the Bank for each respective period.

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and Industrial……………	—	$—	$—	1	$29	$29
Home equity lines of Credit……………....	—	—	—	1	31	20
Other consumer loans..	—	—	—	2	110	108
Total………………….	—	$—	$—	4	$170	$157

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Residential mortgage loans	1	$77	$77	1	$77	$77
Total	1	$77	$77	1	$77	$77

As of September 30, 2014, a residential mortgage loan with a current balance of $76 thousand, acquired through the Affinity merger, is currently in default and classified as non-accrual.

As of September 30, 2013, two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $78 thousand were in default and remain classified as non-accrual status, one of which is paid current while the other remains in default as of September 30, 2014.

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

No other TDRs have subsequently defaulted.

Note 6—Deposits

The components of deposits at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Demand, non-interest bearing	$47,713	$47,997
Demand, interest-bearing	36,384	51,690
Money market and savings accounts	96,486	102,624
Time, $100 and over	36,987	43,716
Time, other	143,394	111,393
	$360,964	$357,420

Included in time, other at September 30, 2014 and December 31, 2013 are brokered deposits of $79.6 million and $36.2 million, respectively.

At September 30, 2014, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
9/30/2015	$61,214
9/30/2016	42,706
9/30/2017	47,837
9/30/2018	23,517
9/30/2019	5,107
Thereafter	---
$180,381

Note 7—Shareholders’ Equity

During the initial offering period in 2005, the Company sold 2,107,500 shares of common stock at $10.00 per share, which resulted in net proceeds of $21.0 million. As of February 29, 2008, in connection with the acquisition of Prestige Community Bank, First Priority issued an additional 976,137 shares of common stock, resulting in additional equity of $7.4 million.

On February 28, 2013, in conjunction with the merger with Affinity Bancorp, Inc., shareholders of Affinity received 0.9813 newly issued shares of First Priority common stock in exchange for each Affinity share. A total of 1,933,665 shares of First Priority common stock were issued; resulting in incremental equity of $10.1 million due to the merger.

Also, on February 28, 2013 and in conjunction with the merger of Affinity Bancorp, Inc., First Priority issued 1,268,576 shares of common stock at an issuance price of $5.22 per share through a private placement resulting in total proceeds of $6.6 million, net of $50 thousand of related issuance costs.

Preferred Stock Outstanding

On February 20, 2009, as part of the Treasury’s TARP Capital Purchase Program, the Company issued 4,579 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a warrant (the “Warrant) to purchase, on a net basis, 229 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $100 per share (the “Series B Preferred Stock”), which was immediately exercised, for an aggregate purchase price of $4.58 million in cash, less $29 thousand in legal issuance costs. On December 18, 2009, the Company issued 4,596 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $100 par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $4.60 million in cash, less $8 thousand in legal issuance costs.

On February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock to certain qualified or accredited institutional investors.

The Series A and Series B Preferred Stock will pay cumulative dividends at a rate of 9% per annum. The Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum until February 15, 2015 and at a rate of 9% per annum thereafter. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends. The Company may redeem the Series B Preferred Stock only after all of Series A has been redeemed.

Note 8—Stock Compensation Program

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

A summary of the status of the Program is presented below for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	850,649	$6.96
Granted during period	5,000	5.25
Forfeited/cancelled during period	(8,806)	9.31
Expired	(4,984)	6.52
Outstanding at end of period (1)	841,859	6.93
Exercisable at end of period (1)	297,359	$9.77

(1)

Included in options outstanding and exercisable at September 30, 2014 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual life of all outstanding stock options and exercisable options at September 30, 2014 was 6.29 years and 2.66 years, respectively. The aggregate intrinsic value of options outstanding was $620 thousand as of September 30, 2014 while the aggregate intrinsic value of exercisable options was $2 thousand as of this same date.

The fair value of each option granted in the nine months ended September 30, 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumption:

Dividend yield………………	0.0%
Expected life………………..	7 years
Expected volatility………….	32%
Risk-free interest rate……….	2.16%
Weighted average fair value..	$1.99

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

As of September 30, 2014, there was $103 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 1.09 years. There was no tax benefit recognized related to this stock-based compensation.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to Restricted Stock awards granted under the Plan was recorded at the date of the award based on the estimated fair value of the shares. As of September 30, 2014, there was $354 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 17, 2018.

A summary of restricted stock award activity is presented below for the nine months ended September 30, 2014:

Shares
Outstanding unvested shares at beginning of period	113,774
Shares Granted during period	8,600
Shares Forfeited/cancelled during the period	(475)
Outstanding unvested shares at end of period	121,899

Note 9—Financial Instruments with Off-Balance Sheet Risk

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

At September 30, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $76.4 million and $77.7 million, respectively. In addition, as of September 30, 2014 and December 31, 2013, there were $416 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.3 million of financial standby letters of credit as of each respective period.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include residential or commercial real estate, accounts receivable, inventory and equipment.

In addition, as of September 30, 2014 and December 31, 2013 the Bank pledged $149 thousand and $199 thousand, respectively, of deposit balances at a correspondent bank to support a letter of credit with balances of $149 thousand and $199 thousand, respectively, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of December 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand. This commitment was closed during the second quarter of 2014.

Note 10—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s capital amounts (dollars in thousands) and ratios at September 30, 2014 and December 31, 2013 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2014
Total capital (to risk-weighted assets)	$44,604	12.77%	$	>27,952	>8.0%	$	>34,940	>10.0%
Tier 1 capital (to risk-weighted assets)	42,281	12.10		>13,976	>4.0		>20,964	>6.0
Tier 1 capital (to total assets)	42,281	9.42		>17,955	>4.0		>22,444	>5.0
December 31, 2013
Total capital (to risk-weighted assets)	$42,194	12.90%	$	>26,170	>8.0%	$	>32,713	>10.0%
Tier 1 capital (to risk-weighted assets)	39,886	12.19		>13,085	>4.0		>19,628	>6.0
Tier 1 capital (to total assets)	39,886	9.48		>16,833	>4.0		>21,041	>5.0

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

Note 11—Federal Income Taxes

Deferred tax assets (“DTA”) are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance related to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized.

As of September 30, 2014, First Priority made a determination that, in its judgment, a valuation allowance related to net deferred tax assets is no longer required and should be reversed in its entirety to establish the deferred tax positions on the balance sheet of the Company.  In making this judgment, management has made the determination that it is more likely than not that the deferred tax asset will be realized as required.

During the historical three year period ended September 30, 2014, First Priority has recorded cumulative pre-tax earnings totaling $3.1 million, and exclusive of cumulative non-recurring merger related costs totaling $2.0 million, which are not reflective of ongoing operations of the Company, cumulative pre-tax earnings of $5.1 million over this same period.  Furthermore, excluding merger related costs, First Priority recorded a profit in each of the prior thirteen quarters ended September 30, 2014.  These results constitute positive evidence that allows First Priority to overcome the accounting criteria that “cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome” when determining if a valuation allowance should be maintained.

Additionally, the Company’s management projects future taxable income sufficient to utilize the net deferred tax asset within a reasonable timeframe which meets the second component of the criteria required in order to reverse the valuation allowance, once established.  This criteria is also derived from ASC 740-10 which states that “future taxable income exclusive of temporary differences and carryforwards” constitutes positive evidence that needs to be considered when evaluating the need for a valuation allowance on the DTA.

When evaluating the Company’s deferred tax asset and related valuation allowance, management considered the four sources of taxable income identified in ASC Topic 740-10-30-18 including:

•	Future reversals of existing taxable temporary differences.
•	Taxable income in prior carryback year(s) if carryback is permitted under the tax law.
•	Tax-planning strategies (see paragraph 740-10-30-19) that would, if necessary, be implemented
•	Future taxable income exclusive of reversing temporary differences and carryforwards

Additionally, the Company also considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. A qualified tax-planning strategy is an action that (a) is prudent and feasible; (b) a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and (c) would result in the realization of deferred tax assets.

Based on the analysis of available positive and negative evidence, the Company determined that the valuation allowance on net deferred tax assets, totaling $4.8 million as of September 30, 2014, should be reversed and the net DTA should be re-established on the balance sheet of First Priority.  In connection with reversing the valuation allowance, the Company will begin to record current tax expense in its statement of operations and will reflect going forward earnings of the Company to its shareholders and regulators on an after tax basis.

The components of the net deferred tax asset at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$293	$341
Organization and start-up costs	117	131
Net operating loss carryforwards	2,651	2,813
Net operating loss carryforwards--acquired	999	1,181
Acquisition accounting	78	264
Contribution carryforward	10	5
Non-qualified stock option expense	290	223
Interest deferral on non-accrual loans	208	208
Other real estate owned deferred costs	197	187
Unrealized loss on available for sale securities	101	407
Alternative minimum tax carryforward	53	-
Property and equipment	53	-
Other	23	11
	5,073	5,771
Valuation allowance	-	(5,600)
Total Deferred Tax Assets, Net of Valuation Allowance	5,073	171
Deferred tax liabilities:
Property and equipment	-	16
Cash basis conversions	225	149
Other	13	6
	238	171
Net Deferred Tax Asset	$4,835	$-

The most significant component of the Company’s deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $10.7 million as of September 30, 2014. First Priority currently has NOL carryforwards of $7.8 million at September 30, 2014, which expire in 2026 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of September 30, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. In addition, a NOL carryforward balance of $940 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of September 30, 2014. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

The following table presents the Federal income tax benefit for the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
Federal:	Dollars in thousands
Current	36	-
Deferred	459	(1,544)
Valuation allowance	(5,193)	1,544
Federal income tax benefit	$(4,698)	$-

Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the nine months ended September 30,
	2014	2013
	Dollars in thousands
Federal income tax expense (benefit) at statutory rate of 34%	$619	$(172)
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net	(23)	(23)
Non-deductible merger related costs	-	438
Tax exempt income on bank owned life insurance	(23)	-
Change in valuation allowance	(5,193)	(257)
Other	(78)	14
Income tax benefit	$(4,698)	$-

Note 12—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2014 and December 31, 2013 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$19,162	$—	$19,162	$—
Obligations of states and political subdivisions	4,854	—	4,854	—
Federal agency mortgage-backed securities	22,730	—	22,730	—
Federal agency collateralized mortgage obligations	587	—	587	—
Other debt securities	503	—	503	—
Money market mutual fund	125	125	—	—
Total assets measured at fair value on a recurring basis	$47,961	$125	$47,836	$—
As of December 31, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$48,061	$—	$48,061	$—
Obligations of states and political subdivisions	7,821	—	7,821	—
Federal agency mortgage-backed securities	20,554	—	20,554	—
Federal agency collateralized mortgage obligations	759	—	759	—
Other debt securities	1,207	—	1,207	—
Money market mutual fund	234	234	—	—
Total assets measured at fair value on a recurring basis	$78,636	$234	$78,402	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Siginificant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2014:
Impaired loans	$1,910	$—	$—	$1,910
Repossessed assets	42	—	—	42
Other real estate owned	488	—	—	488
Total assets measured at fair value on a nonrecurring basis	$2,440	$—	$—	$2,440
As of December 31, 2013:
Impaired loans	$1,794	$—	$—	$1,794
Repossessed assets	75	—	—	75
Other real estate owned	181	—	—	181
Total assets measured at fair value on a nonrecurring basis	$2,050	$—	$—	$2,050

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

Quantitative information about Level 3 fair value measurements at September 30, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,910	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-20% (3.48%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	5%-45% (9.51%)
Other real estate owned	$488	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	4%-8% (5.40%)

Quantitative information about Level 3 fair value measurements at December 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,794	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	None
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8%-17% (8.35%)
Other real estate owned	$181	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	5%-10% (8.60%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $85 thousand and $75 thousand of repossessed assets as of September 30, 2014 and December 31, 2013, respectively.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At September 30, 2014 and December 31, 2013, the fair value consists of other real estate owned balances of $824 thousand and $524 thousand, respectively, net of valuation allowances of $336 thousand, and $343 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

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

Residential Mortgage Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the nine months ended September 30, 2014. There were no loans held for sale at December 31, 2013.

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of September 30, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $566 thousand, net of valuation allowances of $159 thousand and partial charge-offs of $47 thousand; and loan balances with no related allowance recorded of $2.6 million, net of partial charge-offs of $1.0 million. As of December 31, 2013 the fair value of impaired loans consisted of loan balances with an allowance recorded of $744 thousand, net of valuation allowances of $112 thousand; and loan balances with no related allowance recorded of $1.6 million, net of partial charge-offs of $473 thousand.

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

At September 30, 2014 and December 31, 2013, the estimated fair values of the Company’s financial instruments were as follows:

September 30, 2014
Carrying Amount		Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,278	$20,278	$20,278	$—	$—
Securities available for sale	47,961	47,961	125	47,836	—
Securities held to maturity	16,004	16,123	—	16,123	—
Residential mortgage loans held for sale	727	727	—	—	727
Loans receivable, net	369,475	368,557	—	—	368,557
Restricted stock	3,482	3,482	—	3,482	—
Accrued interest receivable	1,492	1,492	—	1,492	—

Liabilities:
Deposits	360,964	361,326	—	361,326	—
Short-term borrowings	51,572	51,572	—	51,572	—
Long-term debt	11,000	10,919	—	10,919	—
Accrued interest payable	409	409	—	409	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—
	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,248	$11,248	$11,248	$—	$—
Securities available for sale	78,636	78,636	234	78,402	—
Securities held to maturity	10,963	10,268	—	10,268	—
Loans receivable, net	333,464	340,205	—	—	340,205
Restricted stock	2,731	2,731	—	2,731	—
Accrued interest receivable	1,454	1,454	—	1,454	—

Liabilities:
Deposits	357,420	358,636	—	358,636	—
Short-term borrowings	33,625	33,625	—	33,625	—
Long-term debt	11,000	10,884	—	10,884	—
Accrued interest payable	313	313	—	313	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and nine months ended September 30, 2014 and 2013, and its financial condition as of September 30, 2014 and December 31, 2013. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2014 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

	As of and for the nine months ended September 30, 2014	As of and for the years ended December 31,

		2013	2012
Total revenue (1)	$12,454	$15,239	$10,673
Net income	6,520	196	753
Total assets	475,085	446,088	275,146
Total loans receivable	371,763	335,737	244,275
Total deposits	360,964	357,420	233,043

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

Investment Securities Impairment Evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. Management believes that there are no investment securities with other than-temporary impairment for each of the reporting periods presented.

Acquired Loans. Fair values for acquired loans are based on a discounted cash flow methodology that involves significant assumptions and judgments as to estimates of credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

See “Balance Sheet Review Overview-Allowance for Loan Losses” as of September 30, 2014 and December 31, 2013 for more information.

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

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance related to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized.

When evaluating the Company’s deferred tax asset and related valuation allowance, management considered the four sources of taxable income identified in ASC Topic 740-10-30-18 including:

1.

Future reversals of existing taxable temporary differences.  Deferred tax liabilities consisted primarily of temporary differences related to prepaid expenses and discount accretion on investment securities.  These timing differences are expected to reverse over time and within the Net Operating Loss (“NOL”) carryforward period.  As a result, management has concluded that they would produce future taxable income with which future tax deductions could be used.

2.	Taxable income in prior carryback year(s) if carryback is permitted under the tax law. The Company was a start-up company, with operations commencing in 2005, with no prior taxable income.
3.

Tax-planning strategies (see paragraph 740-10-30-19) that would, if necessary, be implemented.  The Company considers tax planning strategies which could accelerate taxable income and allow the Company to take advantage of future deductible differences. A qualified tax-planning strategy is an action that (a) is prudent and feasible; (b) a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and (c) would result in the realization of deferred tax assets.

Market values related to the Company’s available for sale security portfolio have, from time to time, resulted in net unrealized gain positions on these securities.  Although unrealized security gains may be utilized as a valid tax planning strategy to increase taxable income through recognition of those gains through sale transactions, management has not implemented such a strategy at this time, and therefore, does not take it into consideration as part of the analysis related to deferred tax assets.

Included in the Company’s available for sale security portfolio are debt instruments that are in an unrealized loss position due to changes in market interest rates.  The Company may implement a tax planning strategy in which the Company would hold such securities to maturity, thereby eliminating or recovering the unrealized loss.  During the second quarter of 2013 and at March 31,

2014, investment securities consisting primarily of obligations of states and political subdivisions and one corporate bond were transferred from available for sale to held to maturity securities.  These transfers were made primarily to reduce the volatility related to changes in interest rates and the resulting impact to the equity capital.  These securities along with additional purchases into the held to maturity portfolio during 2014 totaled $16.0 million as of September 30, 2014, with a balance in net unrealized holding gains of $82 thousand, which is being amortized over the remaining life of the related securities on a constant yield basis.

The Company currently has no other tax planning strategies which could be implemented.

4.	Future taxable income exclusive of reversing temporary differences and carryforwards.

During the historical three year period ended September 30, 2014, First Priority has recorded cumulative pre-tax earnings totaling $3.1 million, exclusive of cumulative non-recurring merger related costs totaling $2.0 million, which result in cumulative pre-tax earnings of $5.1 million on this basis over this same period.  These results constitute positive evidence that allows First Priority to overcome the accounting criteria that “cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome” when determining if a valuation allowance should be maintained.

Furthermore, the quarterly earnings trend reflects significant improvement beginning in the fourth quarter of 2013, which resulted after the completion of the system and procedural integration of the combined First Priority and Affinity companies which, in effect, created a new organization with a higher level of earning potential.  The core banking system conversion and back office consolidation were completed in August 2013; thereby, reducing duplicative costs required to support two separate banking systems and processes.  The Company reported positive results in twelve of the last thirteen reported quarters through September 30, 2014, and exclusive of the one-time merger related costs, reported positive results on this basis in each of the last thirteen quarters.

Additionally, the Company’s management projects future taxable income sufficient to utilize the net deferred tax asset within a reasonable timeframe, which meets a critical component of the criteria required in order to reverse the valuation allowance, once established.  This criteria is also derived from ASC 740-10 which states that “future taxable income exclusive of temporary differences and carryforwards” constitutes positive evidence that needs to be considered when evaluating the need for a valuation allowance on the DTA.

Based on the analysis of available positive and negative evidence, as of September 30, 2014, First Priority made a determination that, in its judgment, the valuation allowance related to net deferred tax assets should be reversed in its entirety to establish the deferred tax positions on the balance sheet of the Company.  As of this date, the valuation allowance on net deferred tax assets totaled $4.8 million.  In connection with reversing the valuation allowance, the Company will begin to record current tax expense in its statement of operations and will reflect going forward earnings of the Company to its shareholders and regulators on an after tax basis.   In making this judgment, management has made the determination that it is more likely than not that the deferred tax asset will be realized.

In evaluating the timing of the valuation allowance reversal, management considered the accounting guidance which requires that a significant amount of judgment be used in determining that it was more likely than not that the full DTA would be utilized within reasonable timeframe.  As stated above, a key component in making this determination was the transition by the Company to reporting a more consistent trend of financial results after the completion of the merger with Affinity.  The merger transitioned the company to this higher level of performance after the completion of the system and procedural integration beginning in the fourth quarter of 2013.  Management felt it was necessary to establish a consistent and reliable trend of financial performance at this level before making the judgment determination stated above.  Therefore, upon completion of the first full year of financial results post consolidation, it was considered an appropriate timeframe to reverse the valuation allowance as of September 30, 2014.  In addition, management felt it was reasonable that the full year financial results for 2014 could be reasonably predicted, which gave additional comfort in making this determination.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $10.7 million as of September 30, 2014. First Priority currently has NOL carryforwards of $7.8 million at September 30, 2014, which expire in 2026 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of September 30, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. In addition, a NOL carryforward balance of $940 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of September 30, 2014. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Stock Based Compensation. Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on management’s assumption. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.

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

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013; therefore, seven months of Affinity’s operating results are included in the first nine months of 2013.

Results of Operations Comparative Summary

Shown in the table below are the three and nine month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended September 30,		Increase (decrease)	% Change	For the nine months ended September 30,		Increase (decrease)	% Change
	2014	2013			2014	2013
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,018	$3,816	$202	5.3%	$11,773	$10,566	$1,207	11.4%
Non-interest income	246	253	(7)	(2.8)%	681	531	150	28.2%
Total Revenue	4,264	4,069	195	4.8%	12,454	11,097	1,357	12.2%
Provision for loan losses	212	230	(18)	(7.8)%	572	570	2	0.4%
Non-interest expenses	3,444	3,752	(308)	(8.2)%	10,060	11,033	(973)	(8.8)%
Income (loss) before income tax benefit	608	87	521		1,822	(506)	2,328
Federal income tax benefit	(4,714)	—	(4,714)		(4,698)	—	(4,698)
Net Income (loss)	$5,322	$87	$5,235		$6,520	$(506)	$7,026
Preferred dividends, including net warrant amortization	166	133	33		414	399	15
Net Income (loss) to common shareholders	$5,156	$(46)	$5,202		$6,106	$(905)	$7,011
Income (loss) per common share:
Basic	$0.80	$(0.01)	$0.81		$0.95	$(0.16)	$1.11
Diluted	$0.80	$(0.01)	$0.81		$0.95	$(0.16)	$1.11

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

The following tables set forth, for the three and nine month periods ended September 30, 2014 and 2013, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net change in interest income and expense is presented for comparative purposes along with the percentage change amounts.

	For the Three Months Ended September 30,						Net Change in Interest Income / Expenses
	2014			2013			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$366,818	$4,298	4.65%	$329,982	$4,224	5.08%	$74	1.8%
Taxable investment securities	62,722	373	2.36%	57,186	323	2.24%	50	15.5%
Nontaxable investment securities	2,526	25	4.01%	2,840	28	3.99%	(3)	(10.7)%
Total investment securities	65,248	398	2.43%	60,026	351	2.32%	47	13.4%
Deposits with banks and other	5,910	37	2.47%	9,216	20	0.88%	17	85.0%
Total interest earning assets	437,976	4,733	4.29%	399,224	4,595	4.57%	138	3.0%
Non-interest-earning assets	17,502			14,031
TOTAL ASSETS	$455,478			$413,255
Interest-bearing liabilities:
Demand, interest-bearing	$34,216	19	0.22%	$45,623	30	0.27%	$(11)	(36.7)%
Money market and savings	96,162	74	0.30%	108,679	102	0.37%	(28)	(27.5)%
Time deposits	169,518	558	1.30%	152,537	613	1.60%	(55)	(9.0)%
Borrowed funds	61,955	64	0.42%	25,047	34	0.53%	30	88.2%
Total interest-bearing liabilities	361,851	715	0.78%	331,886	779	0.93%	(64)	(8.2)%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	47,396			37,580
Other liabilities	1,323			1,549
Shareholders’ equity	44,908			42,240
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$455,478			$413,255
Net interest income/rate spread		$4,018	3.51%		$3,816	3.64%	$202	5.3%
Net interest margin			3.64%			3.79%

	For the Nine Months Ended September 30,						Net Change in Interest Income / Expenses
	2014			2013			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$349,144	$12,619	4.83%	$312,453	$12,115	5.18%	$504	4.2%
Taxable investment securities	62,401	1,101	2.36%	46,063	714	2.07%	387	54.2%
Nontaxable investment securities	2,608	79	4.05%	2,719	84	4.13%	(5)	(6.0)%
Total investment securities	65,009	1,180	2.43%	48,782	798	2.19%	382	47.9%
Deposits with banks and other	6,324	94	1.99%	9,884	47	0.64%	47	100.0%
Total interest earning assets	420,477	13,893	4.42%	371,119	12,960	4.67%	933	7.2%
Non-interest-earning assets	16,507			14,619
TOTAL ASSETS	$436,984			$385,738
Interest-bearing liabilities:
Demand, interest-bearing	$41,655	78	0.25%	$38,504	76	0.27%	$2	2.6%
Money market and savings	99,496	243	0.33%	96,512	291	0.40%	(48)	(16.5)%
Time deposits	157,300	1,650	1.40%	154,209	1,896	1.64%	(246)	(13.0)%
Borrowed funds	45,415	149	0.44%	18,563	131	0.94%	18	13.7%
Total interest-bearing liabilities	343,866	2,120	0.82%	307,788	2,394	1.04%	(274)	(11.4)%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	47,602			35,401
Other liabilities	1,376			1,477
Shareholders’ equity	44,140			41,072
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,984			$385,738
Net interest income/rate spread		$11,773	3.60%		$10,566	3.63%	$1,207	11.4%
Net interest margin			3.74%			3.81%

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

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$449	$(375)	$74	$1,361	$(857)	$504
Taxable investment securities	31	19	50	278	109	387
Nontaxable investment securities	(3)	—	(3)	(3)	(2)	(5)
Total investment securities	28	19	47	275	107	382
Deposits with banks and other	(9)	26	17	(22)	69	47
Total interest earning assets	468	(330)	138	1,614	(681)	933
Interest expense:
Demand, interest-bearing	(6)	(5)	(11)	7	(5)	2
Money market and savings	(11)	(17)	(28)	9	(57)	(48)
Time deposits	64	(119)	(55)	38	(284)	(246)
Borrowed funds	38	(8)	30	114	(96)	18
Total interest bearing liabilities	85	(149)	(64)	168	(442)	(274)
Change in net interest income	$383	$(181)	$202	$1,446	$(239)	$1,207

For the three months ended September 30, 2014, net interest income increased 5.3%, or $202 thousand, to $4.02 million compared to $3.82 million for the same period in 2013. Net interest margin decreased 15 basis points from 3.79% for the third quarter of 2013 to 3.64% for the same period in 2014. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 13 basis points from 3.64% for the three months ended September 30, 2013 to 3.51% for the same period in 2014. When comparing these periods, incremental growth of balances accounted for an increase of $383 thousand while the change in our relative rate structure resulted in a decline in net interest income of $181 thousand.

Average interest earning assets for the current quarter of 2014 increased $38.8 million, or 9.7%, including increases in average loans of $36.8 million, or 11.2%, and average investment balances of $5.2 million, or 8.7%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $468 thousand in interest income, $449 thousand provided from incremental loan balances and $19 thousand from investment securities and due from banks. The average yield on earning assets declined 28 basis points in the current quarter compared to the prior year three month period from 4.57% to 4.29%, which resulted in a decline of interest income between the periods of $330 thousand. Of this decline, $375 thousand was related to lower yields on loans, which was partially offset by $45 thousand of additional income resulting from higher average rates on investments and due from banks.

Average interest bearing liabilities increased $30.0 million, or 9.0%, when comparing the current quarter to the prior year quarter. During this time, short-term borrowed funds increased $36.9 million while overall deposit balances declined $6.9 million, consisting of declines in interest bearing deposits of $11.4 million and money market and savings deposits of $12.5 million while time deposits, primarily brokered time, grew $17.0 million. Due to the change in mix of balances, the incremental growth of interest bearing liabilities resulted in an overall increase of interest expense of $85 thousand. At the same time, the average rate on interest bearing liabilities declined 15 basis points from 0.93% in the third quarter of 2013 to 0.78% in the current quarter, which accounted for an additional decline in interest expense of $149 thousand due to the change in our relative rate structure.

For the nine months ended September 30, 2014, net interest income increased 11.4%, or $1.20 million, to $11.77 million compared to $10.57 million for the same period in 2013. Net interest margin decreased slightly from 3.81% for the first nine months of 2013 to 3.74% for the same period in 2014. Net interest spread decreased slightly from 3.63% for the first nine months of 2013 to 3.60% for the same period in 2014. When comparing these periods, incremental growth of balances accounted for an increase of $1.45 million while the change in our relative rate structure resulted in a slight decline in net interest income of $239 thousand.

Average interest earning assets for the first nine months of 2014 increased $49.4 million, or 13.3%, including increases in average loans of $36.7 million, or 11.7%, and average investment balances of $16.2 million, or 33.3%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.64 million in interest income, $1.36 million provided from incremental loan balances and $253 thousand from investment securities including deposits with banks. The average yield on earning assets declined 25 basis points in the current year compared to the prior year nine month period from 4.67% to 4.42%, which resulted in a decline of interest income between the periods of $681 thousand. Of this decline, $857 was related to lower yields on loans which was partially offset by $107 thousand of additional income resulting from higher average rates on investment securities and $69 thousand resulting from deposits with other banks. Average interest bearing liabilities increased $36.1 million, or 11.7%, in 2014. During this time, borrowed funds increased $26.9 million while overall deposit balances increased $9.2 million, as interest bearing demand deposits increased $3.2 million, money market and savings deposits increased $3.0 million and time deposits increased $3.1 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $168 thousand. At the same time, the average rate on interest bearing liabilities declined 22 basis points from 1.04% for the first nine months of 2013 to 0.82% in the current year, which accounted for a decline in interest expense of $442 thousand due to the change in our relative rate structure. The change in average balances when comparing the first nine months of 2014 to 2013 was impacted by the acquisition of Affinity Bank effective February 28, 2013.

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

The provision for loan losses was $212 thousand and $572 thousand for the three and nine months ended September 30, 2014 compared to $230 thousand and $570 thousand for the same periods ended September 30, 2013, respectively. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $9.0 million and $36.0 million for the three and nine months ended September 30, 2014, respectively. For the first nine months of 2013, total loans grew $87.9 million, of which $77.4 million was related to loans acquired through the merger with Affinity, effective February 28, 2013, while loans declined slightly in the third quarter of 2013.  Net charge-offs for the nine months ended September 30, 2014 and 2013, totaled $557 thousand and $794 thousand, respectively. The allowance for loan losses was $2.3 million at both September 30, 2014 and December 31, 2013, respectively, which represented 0.62% and 0.68% of total loans outstanding at each respective date. Additionally, as of September 30, 2014 and December 31, 2013, the allowance for loan losses as a percentage of originated loans totaled 0.67% and 0.79%, respectively.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and nine months ended September 30, 2014, the Company recorded a provision for loan losses totaling $168 thousand and $378 thousand, respectively, related to acquired loans. There were charge-offs recorded during these same respective periods totaling $37 thousand and $216 thousand related to loans that were initially considered credit impaired loans as of the acquisition date. Included in the current year, $150 thousand was related to revised appraisal values on a two separate commercial properties which serve as collateral on the outstanding loans, $29 thousand related to a mortgage loan where the Bank has a second lien based on a revised estimate of the property’s fair value, $27 thousand related to a complete loan charge-off based on a second position lien and updated balances of the first lienholder’s position and $10 thousand based on updated terms of a revised forbearance agreement.  Net charge-offs on non-credit impaired purchased loans totaled $126 thousand and $158 thousand for the three and nine months ended September 30, 2014, respectively.

Non-Interest Income

Components of noninterest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2014 vs.	2014 vs.	September 30,		2014 vs.	2014 vs.
	2014	2013	2013	2013	2014	2013	2013	2013
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$145	$158	$(13)	(8.2)%	$372	$273	$99	36.3%
Service charges on deposits	24	38	(14)	(36.8)	77	97	(20)	(20.6)
Other branch fees	44	41	3	7.3	143	107	36	33.6
Loan related fees	6	9	(3)	(33.3)	19	31	(12)	(38.7)
Bank owned life insurance income	26	—	26	100.0	68	—	68	100.0
Other	1	7	(6)	(85.7)	2	23	(21)	(91.3)
Total Non-Interest Income	$246	$253	$(7)	(2.8)%	$681	$531	$150	28.2%

Non-Interest Expenses

For the three months ended September 30, 2014, non-interest expenses were $3.44 million compared to $3.75 million for the same period in 2013, a decrease of $308 thousand, or 8.2%. For the nine months ended September 30, 2014, non-interest expenses were $10.06 million compared to $11.03 million for the same period in 2013, a decrease of $973 thousand, or 8.8%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2014 vs.	2014 vs.	September 30,		2014 vs.	2014 vs.
	2014	2013	2013	2013	2014	2013	2013	2013
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,893	$1,788	$105	5.9%	$5,358	$5,129	$229	4.5%
Occupancy and equipment	531	541	(10)	(1.8)	1,638	1,475	163	11.1
Data processing equipment and operations	215	250	(35)	(14.0)	655	661	(6)	(0.9)
Professional fees	239	219	20	9.1	665	573	92	16.1
Marketing, advertising and business development	69	39	30	76.9	212	149	63	42.3
FDIC insurance assessments	80	94	(14)	(14.9)	236	259	(23)	(8.9)
Pennsylvania bank shares tax expense	81	101	(20)	(19.8)	239	277	(38)	(13.7)
Other real estate owned costs	13	118	(105)	(89.0)	100	280	(180)	(64.3)
Other	323	278	45	16.2	957	696	261	37.5
	3,444	3,428	16	0.5%	10,060	9,499	561	5.9%
Merger related costs	—	324	(324)	(100.0)	—	1,534	(1,534)	(100.0)
Total Non-Interest Expenses	$3,444	$3,752	$(308)	(8.2)%	$10,060	$11,033	$(973)	(8.8)%

Highlights of significant non-interest expenses items for the third quarter, 2014 compared to the third quarter, 2013

•	Non-interest expenses increased $16 thousand, or 0.5% in the three months ended September 30, 2014 compared to the third quarter of 2013, excluding merger related costs.
•

Salaries and employee benefits expenses included duplicative operational staffing costs during the third quarter of 2013 related to the acquisition of Affinity and operating two separate core banking systems prior to the system conversion and integration into one system and process in August of 2013.

•

Occupancy and equipment costs declined slightly in the third quarter of 2014 compared to the prior year due to the elimination of one branch office which was subleased to another tenant and the renegotiation of another acquired branch lease. In addition, cost savings were achieved related to the consolidation of maintenance contracts under the combined organization.

•	Data processing equipment and operations included duplicative operating costs during the third quarter of 2013 related to operating two core banking systems prior to the system conversion.
•

Marketing, advertising and business development increased in the current quarter primarily related to advertising awareness campaigns initiated during 2014, including radio and billboard advertising campaigns.

•

FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in the third quarter of 2014 compared to prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank. In addition, the current year rate used to calculate the bank shares tax declined 36 basis point in 2014 compared to the prior year.

•

Other expenses increased $45 thousand for the three months ended September 30, 2014. This increase is partially related to incremental operating costs due to the addition of Affinity, including public company filing fees of $4 thousand, postage expenses of $12 thousand, loan and deposit generation costs of $12 thousand and the timing of annual charitable contributions expenses of $13 thousand paid in the current quarter under the Commonwealth of Pennsylvania’s Department of Economic Development’s Education Improvement and Scholarship tax credit programs.

Nine months ended September 30, 2014 compared to prior year

—	Non-interest expenses increased $561 thousand, or 5.9% in the nine months ended September 30, 2014 compared to 2013, excluding merger related costs.
—

Salaries and employee benefits increased $229 thousand in the nine months ended September 30, 2014 compared to 2013. Incremental staffing costs are included in the current year of approximately $275 thousand related to the timing of the acquisition of Affinity employees effective February 28, 2013; these incremental expenses are partially offset by duplicative operational staffing costs during 2013 in order to maintain two separate core banking systems prior to the system conversion in August of 2013 and other net staffing changes accounting for a reduction of salary expense of $120 thousand. In addition, when comparing the first nine months of 2014 to the same period in 2013, stock based compensation increased $115 thousand and wealth management commission increased $16 thousand while the accrual for bonus expense declined $52 thousand.

—

Occupancy and equipment includes costs related to the incremental branch offices of Affinity during the first quarter of 2013. Of this increase, $98 thousand related to incremental lease expense or depreciation of leased or owned facilities while building operating costs increased $80 thousand; partially offset by cost reductions of $19 thousand related to the consolidation of maintenance contracts under the combined organization.

—

Data processing equipment and operations decreased $6 thousand primarily related to a reduction of processing costs of $54 thousand, partially offset by increased depreciation expense of $30 thousand on updated computer equipment and other incremental data costs related to Affinity offices.

—

Professional fees increased $23 thousand related to accounting and audit fees and $78 thousand related to staff search fees with a focus on expanding the Berks County market. These increases were partially offset by lower legal fees of $14 thousand, primarily related to lower legal costs to resolve loan workout situations in the current year.

—

Marketing, advertising and business development increased $63 thousand in the current year primarily related to incremental advertising awareness campaigns initiated during 2014, including radio and billboard advertising campaigns. 2013 included an awareness campaign related to the merger during the first quarter of 2013.

—

FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in 2014 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank. In addition, the current year rate used to calculate the bank shares tax declined 36 basis point in 2014 compared the prior year.

—

Other real estate owned costs declined $180 thousand in 2014 compared to the prior year. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans. Net gains on the sale of other real estate totaling $31 thousand was recorded during 2014 while a net loss of $6 thousand was charged to expense in 2013. Also, a charge to expense was also recorded related to fair value adjustments of properties held or sold totaling $8 thousand and $121 thousand for the nine months ended September 30, 2014 and 2013, respectively. In addition, there was $123 thousand of costs to acquire or maintain these properties during the holding period, net of rental income received during the nine months of 2014 compared to $153 thousand recorded in the same period of 2013.

—

Other expenses increased $261 thousand for the nine months ended September 30, 2014. This increase is partially related to incremental costs due to the addition of Affinity, including an increase in core deposit intangible amortization expense of $11 thousand, public company filing fees of $26 thousand, loan and deposit generation costs of $85 thousand, directors fees of $23 thousand, charitable contributions expenses of $13 thousand and postage expenses of $22 thousand. In addition, the Company incurred insurance claim costs of $25 thousand and a valuation adjustment on a repossessed asset based on an updated appraisal of $32 thousand.

Merger related costs

First Priority Bank recorded $324 thousand and $1.53 million in merger related costs during the three and nine months ended September 30, 2013, respectively, for expenses paid or incurred related to the merger with Affinity. These expenses consisted largely of costs related to professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges.

Provision for Income Taxes

Based on the analysis of available positive and negative evidence, as of September 30, 2014, First Priority made a determination that, in its judgment, the valuation allowance related to net deferred tax assets should be reversed in its entirety to establish the deferred tax positions on the balance sheet of the Company.  In making this judgment, management has made the determination that it is more likely than not that the deferred tax asset will be realized.  As of this date, the valuation allowance on net deferred tax assets totaled $4.8 million.  In connection with reversing the valuation allowance, the Company recognized a tax benefit in the Statement of Operations of $4.71 million and $4.70 million for the three and nine months ended September 30, 2014.  Going forward, the Company will begin to record current tax expense in its Statement of Operations and report earnings of the Company to its shareholders and regulators on an after tax basis.

As of December 31, 2013, the Company determined that a valuation allowance for total deferred taxes of $5.6 million should be recorded. The Company recorded no income tax expense in first nine months of 2013.

The most significant component of the Company’s unrecognized deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $10.7 million as of September 30, 2014. First Priority currently has NOL carryforwards of $7.8 million at September 30, 2014, which expire in 2026 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of September 30, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. In addition, a NOL carryforward balance of $940 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of September 30, 2014. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Balance Sheet Review Overview

Total assets at September 30, 2014 were $475.1 million representing an increase of $29.0 million or 6.5% when compared to total assets of $446.1 million at December 31, 2013. Total assets consisted principally of loans outstanding of $371.8 million, investment securities of $64.0 million and cash and cash equivalents of $20.3 million at September 30, 2014, compared to loans outstanding of $335.7 million, investments securities of $89.6 million and cash and cash equivalents of $11.2 million at December 31, 2013.

Deposits totaled $361.0 million at September 30, 2014 compared to $357.4 million at December 31, 2013, an increase of $3.6 million, or 1.0%. Of the total deposits at September 30, 2014, $180.6 million, or 50.0% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $62.6 million at September 30, 2014 compared to $44.6 million at December 31, 2013, an increase of $18.0 million, or 40.4%, due to an increase in short-term borrowings.

Shareholders’ equity at September 30, 2014 was $49.7 million, representing an increase of $7.3 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $6.5 million for the nine months ended September 30, 2014 including a tax benefit of $4.7 million related to the reversal of the valuation allowance on deferred tax assets, and market volatility related to the investment securities portfolio resulting in a reduction of the unrealized losses totaling $1.0 million. These increases were partially offset by preferred dividends paid of $405 thousand.

Investments

The investment portfolio totaled $64.0 million at September 30, 2014, compared to $89.6 million at December 31, 2013, a decline of $25.6 million, or 28.6%. This decline primarily relates to overnight investments of $25 million purchased at December 31, 2013 for tax planning purposes. As of September 30, 2014 and December 31, 2013, investments totaling $48.0 million and $78.6 million, respectively, were classified as available for sale while $16.0 million and $11.0 million, respectively, were classified as held to maturity. Total investments accounted for 13.5% and 20.1% of total assets at each respective date.

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand and are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $82 thousand as of September 30, 2014, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $380 thousand at September 30, 2014 compared to net unrealized losses totaling $1.5 million at December 31, 2013. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at September 30, 2014 was comprised of federal agency securities (30%), federal agency mortgage backed securities and agency collateralized mortgage obligations (36%), obligations of states and political subdivisions (32%, primarily federal taxable municipal securities), and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at September 30, 2014 or December 31, 2013 and recorded no OTTI charges during the nine months ended September 30, 2014, September 30, 2013 or during the year ended December 31, 2013.

	Securities Available for Sale
	As of September 30, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$15,312	1.36%	$3,850	1.66%	$—	—	$19,162	1.42%
Obligations of states and political subdivisions	—	—	2,199	1.62%	2,071	2.35%	584	3.20%	4,854	2.12%
Federal agency mortgage backed securities	—	—	—	—	4,084	1.98%	18,646	2.19%	22,730	2.15%
CMO’s	—	—	—	—	319	1.26%	268	3.03%	587	2.07%
Other debt securities	503	0.85%	—	—	—	—	—	—	503	0.85%
Money market mutual fund	125	0.00%	—	—	—	—	—	—	125	0.00%
Total investments available for sale	$628	0.68%	$17,511	1.40%	$10,324	1.91%	$19,498	2.23%	$47,961	1.84%

	Securities Held to Maturity
	As of September 30, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$477	5.80%	$1,010	3.74%	$14,149	4.41%	$15,636	4.41%
Other debt securities	—	—	—	—	—	—	487	4.37%	487	4.37%
Total investments held to maturity	$—	—	$477	5.80%	$1,010	3.74%	$14,636	4.41%	$16,123	4.41%

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at September 30, 2014. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at September 30, 2014 and December 31, 2013 are shown in the following table:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,447	$19,162	$48,612	$48,061
Obligations of states and political subdivisions	4,919	4,854	8,321	7,821
Federal agency mortgage-backed securities	22,764	22,730	20,908	20,554
Federal agency collateralized mortgage obligations	585	587	758	759
Other debt securities	501	503	1,252	1,207
Money market mutual fund	125	125	234	234
Total investment securities available for sale	$48,341	$47,961	$80,085	$78,636
Held To Maturity:
Obligations of states and political subdivisions	$15,524	$15,636	$10,963	$10,268
Other debt securities	480	487	—	—
Total held to maturity	$16,004	$16,123	$10,963	$10,268

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both September 30, 2014 and December 31, 2013, First Priority Bank held $110 thousand in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.37 million and $2.62 million as of September 30, 2014 and December 31, 2013, respectively. The increase in the investment is attributable to incremental borrowings from the FHLB during the first nine months of 2014.

Loans

First Priority’s loan portfolio is the primary component of its assets. At September 30, 2014, total loans were $371.8 million, representing an increase of $36.1 million or 10.8% from total loans outstanding of $335.7 million at December 31, 2013. Included in the current year loan growth are $15.3 million of purchased residential real estate loans located within First Priority’s markets which were underwritten to the same standards as used for loans that the Company originates for its own portfolio. The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$74,584	20%	$76,659	23%
Commercial Mortgage	165,835	45%	149,492	45%
Commercial Construction	7,915	2%	4,373	1%
Total Commercial	248,334	67%	230,524	69%
Residential Mortgage	77,191	21%	56,979	17%
Home Equity Lines	28,616	8%	29,263	8%
Other Consumer	17,664	5%	19,317	6%
Total Consumer	46,280	12%	48,580	14%
Total Loans	371,805	100%	336,083	100%
Net deferred loan (fees) or costs	(42)	—	(346)	—
Total	$371,763	100%	$335,737	100%

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

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of September 30, 2014, commercial mortgage loans totaled $165.8 million consisting of $115.8 million of loans to finance commercial business properties, of which 59% are owner occupied, $12.5 million to finance, and are secured by, multifamily properties, $31.7 million secured by 1-4 family residential dwelling properties for business purposes, and $5.8 million for other purposes. In addition, as of September 30, 2014, loans to lessors of non-residential buildings totaled $68.5 million, which is included in commercial mortgage loans; of this amount, $33.2 million, or 48% of these loans are related to owner occupied buildings.

As of December 31, 2013, commercial mortgage loans totaled $149.5 million consisting of $102.2 million of loans to finance commercial business properties, of which 56% are owner occupied, $9.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.5 million for other purposes. In addition, as of December 31, 2013, loans to lessors of non-residential buildings totaled $64.0 million, which is included in commercial mortgage loans; of this amount, $30.4 million, or 47.5% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of September 30, 2014, totaled 26% and 183% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$57	$—
Non-accrual loans	3,826	4,276
Total non-performing loans (1)	3,883	4,276
Other real estate owned	765	914
Repossessed assets (2)	85	75
Total non-performing assets (3)	4,733	5,265
Performing troubled debt restructurings (4)	688	974
Total non-performing assets and performing troubled debt restructurings	$5,421	$6,239
Non-performing loans as a percentage of total loans	1.04%	1.27%
Non-performing assets as a percentage of total assets	1.00%	1.18%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.14%	1.40%
Ratio of allowance to non-performing loans at end of period	59%	53%
Ratio of allowance to non-performing assets at end of period	48%	43%
Allowance for loan losses as a percentage of total loans	0.62%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $3.9 million at September 30, 2014, a decline of $393 thousand from the $4.3 million at December 31, 2013. This decrease consisted of three loans which were transferred to other real estate owned with previously outstanding balances totaling $502 thousand, loans which were partially charged-off totaling $167 thousand due to a decline in the collateral values, payments and other activity on existing non-preforming loans totaling $705 thousand; partially offset by additional loans reclassified to non-accrual status totaling $981 thousand. Total non-performing loans as a percentage of total loans at September 30, 2014 was 1.04%, down from 1.27% at December 31, 2013. Other real estate owned totaled $765 thousand at September 30, 2014 and $914 thousand at December 31, 2013, a decrease of $149 thousand. Repossessed assets totaled $85 thousand at September 30, 2014 compared to $75 thousand at December 31, 2013. Nonperforming assets totaled $4.7 million, or 1.00% of total assets, as of September 30, 2014, compared to $5.3 million, or 1.18% of total assets as of December 31, 2013.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2014 and December 31, 2013, First Priority’s performing troubled debt restructurings totaled $688 thousand and $974 thousand, respectively. As of each period, there was a commercial loan relationship with balances of $688 thousand and $831 thousand, respectively, which was restructured in the first quarter of 2012 whereby the loan’s maturity date was extended at a current market rate and has remained current in regards to principal and interest due. As of December 31, 2013, a commercial loan relationship acquired through the merger with Affinity was also classified as a performing troubled debt restructuring, totaling $143 thousand, which was paid off in the second quarter of 2014 through liquidation of the underlying collateral.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of September 30, 2014 and December 31, 2013, loans past due 30 to 89 days and still accruing totaled $1.88 million and $567 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.55% and 1.44%, respectively, of total loans outstanding.

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

Acquired loans are initially recorded on acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three and nine months ended September 30, 2014, the Company recorded a provision for loan losses totaling $168 thousand and $378 thousand for acquired impaired loans and for the three and nine months ended September 30, 2013, a provision of $89 thousand was recorded.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $91 thousand and $234 thousand for the three and nine months ended September 30, 2014 and totaled $91 thousand and $216 thousand for the three and nine months ended September 30, 2013, respectively.

Based on the information available as of September 30, 2014, management believes that the allowance for loan losses of $2.3 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,237	$2,229	$2,273	$2,460
Charge-offs:
Commercial and Industrial	—	—	137	339
Commercial Mortgage	—	137	75	137
Commercial Construction	—	—	50	—
Residential Mortgage Loans	143	6	168	14
Home equity lines of credit	—	86	90	332
Other consumer loans	37	9	89	9
Total loans charged off	180	238	609	831
Recoveries:
Commercial and Industrial	10	11	26	19
Commercial Mortgage	—	—	—	—
Commercial Construction	—	—	2	—
Residential Mortgage Loans	—	—	—	7
Home equity lines of credit	4	—	12	—
Other consumer	5	4	12	11
Total recoveries	19	15	52	37
Net loans charged off	161	223	557	794
Provision charged to operations	212	230	572	570
Balance at end of period	$2,288	$2,236	$2,288	$2,236
Average loans (1)	$366,818	$329,982	$349,144	$312,453

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.18%	0.27%	0.21%	0.34%
Allowance for loan losses as a percentage of total loans	0.62%	0.67%	0.62%	0.67%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.3 million at September 30, 2014 and December 31, 2013, respectively, which represented 0.62% and 0.68% of total loans outstanding at each respective date. As of September 30, 2014 and December 31, 2013, the unamortized portion of the general credit fair value adjustment totaled $624 thousand and $906 thousand, respectively, and the total specific credit market valuation adjustment totaled $1.1 million as of September 30, 2014 and $1.4 million as of December 31, 2013. As of September 30, 2014 there is no remaining accretable discount while as of December 31, 2013, the remaining accretable discount totaled $56 thousand.  Additionally, as of September 30, 2014 and December 31, 2013 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $1.7 million and $2.3 million, respectively, and the allowance for loan losses of $2.3 million and $2.3 million respectively, or a total of $4.0 million and $4.6 million, respectively, would equate to 1.08% and 1.36% of total loans outstanding as of each respective period. Net charge-offs for the Company totaled $557 thousand for the first nine months of 2014 compared to $794 thousand for the same period in 2013.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	September 30,		December 31,
	2014		2013
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$505	20%	$445	23%
Commercial Mortgage	540	45%	452	45%
Commercial Construction	26	2%	12	1%
Residential Mortgage Loans	223	21%	149	17%
Home Equity Lines of Credit	120	8%	177	8%
Other Consumer Loans	66	5%	67	6%
Total Allocated	1,480	100%	1,302	100%
Unallocated	808		971
TOTAL	$2,288		$2,273

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding

A specific allocation of the allowance for loan losses of $159 thousand has been provided on impaired loans of $3.8 million at September 30, 2014 compared to a specific allocation of $112 thousand related to $1.5 million of originated impaired loans at December 31, 2013.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.3 million and $1.2 million as of September 30, 2014 and December 31, 2013, respectively.

Loan Concentrations

The Bank’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2014, these loans totaled $68.5 million and $46.7 million, respectively, or 18.4% and 12.6%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Bank’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Bank has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $361.0 million at September 30, 2014 compared to $357.4 million at December 31, 2013, representing an increase of $3.6 million or 1.0%. This increase in deposits relates to a decrease in interest bearing demand accounts, money market and savings accounts totaling $21.7 million and retail time deposits of $18.1 million offset by an increase of $43.4 million in brokered time deposits.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At September 30, 2014 and December 31, 2013, brokered deposits totaled $79.6 million and $36.2 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 10 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions. The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$47,396		$37,580		$47,602		$35,401
Demand, interest-bearing	34,216	0.22%	45,623	0.27%	41,655	0.25%	38,504	0.27%
Money market and savings deposits	96,162	0.30%	108,679	0.37%	99,496	0.33%	96,512	0.40%
Time deposits	169,518	1.30%	152,537	1.60%	157,300	1.40%	154,209	1.64%
Total interest-bearing deposits	299,896	0.86%	306,839	0.96%	298,451	0.88%	289,225	1.05%
Total deposits	$347,292		$344,419		$346,053		$324,626

The maturity distribution of time deposits of $100,000 or more as of September 30, 2014, is as follows:

September 30,
2014
Three Months or Less	$4,147
Over Three Through Six Months	4,219
Over Six Through Twelve Months	8,400
Over Twelve Months	20,221
TOTAL	$36,987

Short-Term Borrowed Funds

At September 30, 2014, First Priority had short-term borrowings totaling $51.6 million, compared to $33.6 million at December 31, 2013. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. Advances from the FHLB at September 30, 2014 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended September 30, 2014 and 2013. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

	For the nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$609	$—
Average daily balance during the period	$44	$19
Weighted average rate during the period	0.51%	0.58%
FHLB short-term borrowings:
Balance at period end	$51,572	$8,530
Weighted average rate at period end	0.29%	0.25%
Maximum month-end balance	$51,572	$8,900
Average daily balance during the period	$34,371	$3,233
Weighted average rate during the period	0.30%	0.26%

Long-Term Debt

Long-term debt totaled $11.0 million as of both September 30, 2014 and December 31, 2013, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% as of each of these dates and an average remaining life of 2.5 years and 3.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on selected mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for the nine months ended September 30, 2014 and $12.7 million during the same period in 2013 with an average rate of 0.89% for the first nine months of 2014 and 1.26% for the same period in 2013. The maximum month end balance of these borrowings was $11.0 million and $26.0 million for the first nine months of 2014 and 2013, respectively.

Capital Resources

Shareholders’ equity at September 30, 2014 was $49.7 million, representing an increase of $7.3 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $6.5 million for the nine months ended September 30, 2014 and market volatility related to the investment securities portfolio resulting in a reduction of the net unrealized losses totaling $1.0 million. These increases were partially offset by preferred dividends paid of $405 thousand.

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

First Priority Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity and qualifying preferred stock, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses, subject to certain limitations, and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

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

The following table sets forth First Priority Bank’s capital ratios at September 30, 2014 and December 31, 2013. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered "Well-Capitalized"	As of September 30, 2014	As of December 31, 2013
First Priority Bank:
Total risk-based capital	10.00%	12.77%	12.90%
Tier 1 risk-based capital	6.00%	12.10%	12.19%
Tier 1 leverage capital	5.00%	9.42%	9.48%

First Priority Bank’s total risk based capital ratio and its Tier 1 ratio declined during the period from December 31, 2013 to September 30, 2014 primarily due to a higher level of risk weighted assets primarily resulting from loan growth; partially offset by incremental regulatory capital resulting from earnings recorded during the current year.

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

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the nine months ended September 30, 2014 and 2013.

	At or for the nine months ended September 30,
	2014	2013
Return on average assets	1.99%	-0.18%
Return on average equity	19.75%	-1.65%
Average equity to average assets ratio	10.10%	10.65%

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

At September 30, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $76.4 million and $77.7 million, respectively. In addition, as of September 30, 2014 and December 31, 2013, there were $416 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.3 million of financial standby letters of credit as of each respective date. As of December 31, 2013, a pledge of a portion of the Bank’s investment securities was reserved as collateral related to one financial standby letter of credit issued through a correspondent bank for $512 thousand which is included in the amount reported above. This commitment was closed during the second quarter of 2014. First Priority believes that it has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

In addition, as of September 30, 2014 and December 31, 2013 the Bank pledged $149 thousand of deposit balances at a correspondent bank to support a $149 thousand letter of credit issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At September 30, 2014, wholesale funding sources totaled $142.2 million and were comprised of $79.6 million of brokered certificates of deposit and $62.6 million of FHLB advances. At December 31, 2013, wholesale funding sources totaled $80.8 million and were comprised of $36.2 million of brokered certificates of deposit and $44.6 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of September 30, 2014 and December 31, 2013, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At September 30, 2014 and December 31, 2013, First Priority Bank had a total borrowing capacity with the FHLB of $138.1 million and $107 million, respectively, with advances outstanding against this capacity of $62.6 million and $44.6 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $16.1 million at September 30, 2014 compared to $6.0 million at December 31, 2013.

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

At September 30, 2014, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: November 14, 2014	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: November 14, 2014	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Condensed Notes to Consolidated Financial Statements.