Form 10-K
period 2014-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2015-03-27
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 333-183118

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates based on the most recent known trade and shares outstanding as of June 30, 2014 is $24,454,000.

Title of Each Class	Number of Shares Outstanding as of March 20, 2015
Common Stock, $1.00 par value	6,446,819 (Outstanding Shares)

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

Although the Company believes its plans, intentions, and expectations as reflected in or suggested by these forward-looking statements are reasonable, it can give no assurance that its plans, intentions, or expectations will be achieved. Accordingly, you should not place undue reliance on them. Listed below, and discussed elsewhere, are some important risks, uncertainties, and contingencies that could cause actual results, performances, or achievements to be materially different from the forward-looking statements made in this document. These factors, risks, uncertainties, and contingencies include, but are not limited to, the following:

●	the strength of the United States economy in general and the strength of the regional and local economies in which First Priority conducts operations;
●	the effects of changing economic conditions in First Priority’s market areas and nationally;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
●	changes in federal and state banking, insurance, and investment laws and regulations which could impact First Priority’s operations;
●	inflation, interest rate, market, and monetary fluctuations;
●	First Priority’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;
●

the impact of changes in financial services policies, laws, and regulations, including laws, regulations, policies, and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities, and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretations of generally accepted accounting principles;

●	the occurrence of adverse changes in the securities markets;
●	the effects of changes in technology or in consumer spending and savings habits;
●	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;
●	regulatory or judicial proceedings;
●	changes in asset quality;
●	First Priority’s success in managing the risks involved in the foregoing.

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

On February 28, 2013, First Priority and Affinity Bancorp, Inc. (“Affinity”), the holding company for Affinity Bank of PA (“Affinity Bank”), merged with and into First Priority. The fair value of total assets acquired as a result of the merger were $174.4 million, including $77.4 million in loans, and deposits of $150.9 million. Total incremental equity resulting from the transaction was $10.1 million. A total of 1,933,665 shares of First Priority common stock were issued in connection with the merger. In conjunction with the completion of the merger, the Company also issued 1,268,576 shares of First Priority common stock as part of a private placement offering resulting in incremental net equity proceeds of $6.6 million.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2014, First Priority had total assets of $492.3 million and total shareholders’ equity of $50.2 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2014, First Priority Bank had total assets of $492.1 million, total loans of $375.2 million, total deposits of $378.9 million and total shareholder’s equity of $49.4 million.

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

At December 31, 2014, First Priority had 70 full time employees and 8 part time employees. None of such employees is covered by a collective bargaining agreement, and First Priority believes that it enjoys good relations with its personnel.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Regulation of the Bank

The Bank is regulated by the FDIC and the Department. The laws that such agencies enforce limit the specific types of businesses in which the Bank may engage, and the products and services that the Bank may offer to customers. Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Bank, and not the Bank or its shareholders. From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Some of the major regulatory provisions that affect the business of the Bank are discussed briefly below.

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

Deposit Insurance

The Bank’s deposits are insured up to $250,000 per depositor by the FDIC.  The FDIC maintains the Deposit Insurance Fund (the “DIF”) by assessing depository institutions an insurance premium.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums became a bank’s average assets minus average tangible equity.  Assessment rates range from a low of 2.5 basis points to a high of 45 basis points, per $100 of assets.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

At this time, it is difficult to predict the long-term impact of the Dodd-Frank Act rules and regulations on community banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building in Malvern, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Malvern, PA 19355	11,775	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(1)
Muhlenberg	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(1)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Plumstead	5936 Easton Road, Pipersville, PA 18947	2,655	Leased
Reading	29 N. 6th Street, Reading, PA, 19601	1,173	Leased
Sinking Spring	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
Towamencin	1758 Allentown Road, Lansdale, PA 19446	3,000	Leased
Wyomissing	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased
(1)

The buildings located at the Exeter and Muhlenberg locations are owned; but are located on leased real estate. Upon expiration or termination of the lease the buildings will become property of the landlord.

        On January 28, 2015, after receiving all required regulatory approvals, First Priority informed customers of its Reading Office that the office will be closing on or about April 30, 2015 and that customer accounts will be reassigned to the Wyomissing Office.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of First Priority has not historically traded on a national securities exchange, listing service, or similar trading platform for listing or quotation of securities, and there has been no active or liquid public trading market for First Priority common stock. To First Priority’s knowledge, only infrequent trades have occurred during 2014 and 2013. On February 28, 2013, First Priority completed a private placement of 1,268,576 shares of its common stock at a price of $5.22 per share. Such price may not reflect actual current market values. Effective March 12, 2015, First Priority common stock began trading on the OTCQX marketplace, under the symbol FPBK.

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

The information required with respect to securities authorized for issuance under First Priority’s compensation plans is set forth in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters”, and incorporated herein by reference.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2014, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Selected Financial Data:
Total assets..................................................................	$492,311	$446,088	$275,146	$285,350	$267,732
Securities available for sale...........................................	75,557	78,636	16,679	25,261	24,953
Securities held to maturity...........................................	15,956	10,963	-	-	-
Loans receivable...........................................................	375,222	335,737	244,275	240,115	233,540
Allowance for loan losses............................................	2,313	2,273	2,460	2,470	2,261
Deposits.......................................................................	378,209	357,420	233,043	245,736	227,693
Short-term borrowings.................................................	51,472	33,625	-	3,000	1,605
Long-term debt.............................................................	11,000	11,000	13,000	8,000	8,000
Shareholders' equity.....................................................	50,211	42,392	27,710	27,444	26,902
Book value per common share.....................................	$6.33	$5.12	$5.82	$5.74	$5.57
Tangible book value per common share.......................	$5.85	$4.62	$5.44	$5.36	$5.19
Selected Operating Data:
Interest income.............................................................	$18,647	$17,649	$13,078	$13,625	$12,703
Interest expense...........................................................	2,872	3,149	3,520	4,318	4,551
Net interest income before provision for loan losses...	15,775	14,500	9,558	9,307	8,152
Provision for loan losses..............................................	1,132	645	640	1,082	1,307
Net interest income after provision for loan losses.....	14,643	13,855	8,918	8,225	6,845
Non-interest income.....................................................	1,007	739	1,115	1,541	1,243
Merger related costs.....................................................	-	1,534	484	-	-
Non-interest expense...................................................	13,227	12,831	8,796	9,696	8,298
Income (loss) before tax (benefit) expense...................	2,423	229	753	70	(210)
Federal income tax (benefit) expense...........................	(4,502)	33	-	-	-
Net income (loss).........................................................	$6,925	$196	$753	$70	$(210)
Preferred stock dividends, including net amortization.	579	532	532	532	471
Income (loss) to common shareholders........................	$6,346	$(336)	$221	$(462)	$(681)
Income (loss) per common share:
Basic.............................................................................	$0.98	$(0.06)	$0.07	$(0.15)	$(0.22)
Diluted.........................................................................	$0.98	$(0.06)	$0.07	$(0.15)	$(0.22)
Cash dividends per common share...............................	$-	$-	$-	$-	$-
Return on average assets..............................................	1.56%	0.05%	0.27%	0.02%	-0.08%
Return on average shareholders' equity........................	15.16%	0.47%	2.70%	0.26%	-0.75%
Average equity to average assets.................................	10.28%	10.50%	10.07%	9.68%	11.23%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the years ended December 31, 2014 and 2013, and its financial condition as of December 31, 2014 and 2013. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements, contained in this document, for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions.

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

	As of December 31, and for the year ended December 31,
	2014	2013	2012	2011	2010
Total revenue (1)................	$16,782	$15,239	$10,673	$10,848	$9,395
Net income (loss)...............	6,925	196	753	70	(210)
Total assets.........................	492,311	446,088	275,146	285,350	267,732
Total loans receivable.......	375,222	335,737	244,275	240,115	233,540
Total deposits.....................	378,209	357,420	233,043	245,736	227,693

_____________________

(1)	Total revenue equals net interest income plus non-interest income.

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting estimates. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, the valuation of acquired loans, the determination of the allowance for loan losses, valuation of other real estate owned, the analysis of potential impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

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

Acquired Loans. Fair values for acquired loans are based on a discounted cash flow methodology that involves significant assumptions and judgments as to estimate of credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of December 31, 2014 and December 31, 2013 for more information.

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

Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets (DTA) are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return with the Bank.

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

When determining the continuing need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance related to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized.  Management has determined that the DTA will be realized and has reversed the valuation allowance.

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

Results of Operations Comparative Summary

The results of Affinity’s operations are included in the Company’s consolidated financial statements prospectively from the date of the merger, February 28, 2013.

Shown in the table below are the reported results of operations as well as the increase (decrease) for the respective periods.

	For the year ended December 31,		Increase (decrease)	% Change
	2014	2013
(Dollars in thousands, except per share data):
Net interest income..................................................................	$15,775	$14,500	$1,275	8.8%
Non-interest income................................................................	1,007	739	268	36.3%
Total Revenue....................................................................	16,782	15,239	1,543	10.1%
Provision for loan losses........................................................	1,132	645	487	75.5%
Non-interest expenses............................................................	13,227	14,365	(1,138)	(7.9)%
Income before income tax (benefit) expense .................	2,423	229	2,194
Federal income tax (benefit) expense ...................................	(4,502)	33	(4,535)
Net Income .........................................................................	$6,925	$196	$6,729
Preferred dividends, including net warrant amortization...	579	532	47
Net Income (loss) to common shareholders..................	$6,346	$(336)	$6,682
Income (loss) per common share:
Basic....................................................................................	$0.98	$(0.06)
Diluted.................................................................................	$0.98	$(0.06)

Summary

For the year ended December 31, 2014, First Priority reported net income of $6.93 million compared to $196 thousand for the year ended December 31, 2013.  Reported results are before preferred dividends and net warrant amortization, totaling $579 thousand and $532 thousand for the years ended December 31, 2014 and 2013, respectively.  The resulting income to common shareholders, after the preferred dividends and amortization, was $6.35 million, or $0.98 per basic and fully diluted common share for the year ended December 31, 2014, compared to a net loss of $336 thousand, or $0.06 per basic and fully diluted common share, on this same basis for the year ended December 31, 2013.

First Priority’s reported consolidated net income for the year ended December 31, 2014 includes an income tax benefit totaling $4.50 million related primarily to the reversal of the valuation allowance on deferred taxes, based management’s judgment that it is more likely than not that the Company’s deferred tax asset will be realized.  Included in the results for the year ended December 31, 2013 are $1.53 million of merger related costs resulting from the merger with Affinity.

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

The following table sets forth, for the years ended December 31, 2014 and 2013, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

	For the Year Ended December 31,						Net Change in Interest Income / Expenses
	2014			2013			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2014 vs. 2013	2014 vs. 2013
	(Dollars in thousands)
Interest-earning assets:
Loans receivable................................................	$ 355,543	$ 16,936	4.76%	$ 318,240	$ 16,391	5.15%	$ 545	3.3%
Taxable investment securities............................	62,280	1,469	2.36%	50,484	1,081	2.14%	388	35.9%
Nontaxable investment securities.......................	2,569	104	4.05%	2,720	112	4.12%	(8)	(7.1)%
Total investment securities.............................	64,849	1,573	2.43%	53,204	1,193	2.24%	380	31.9%
Deposits with banks and other...........................	6,312	138	2.19%	9,333	65	0.70%	73	112.3%
Total interest earning assets...........................	426,704	18,647	4.37%	380,777	17,649	4.63%	998	5.7%
Non-interest-earning assets................................	17,805			14,399
TOTAL ASSETS	$ 444,509			$ 395,176
Interest-bearing liabilities:
Demand, interest-bearing...................................	$ 39,857	98	0.25%	$ 40,500	109	0.27%	$ (11)	(10.1)%
Money market and savings................................	100,239	326	0.33%	98,942	386	0.39%	(60)	(15.5)%
Time deposits....................................................	165,321	2,252	1.36%	152,844	2,484	1.63%	(232)	(9.3)%
Borrowed funds..................................................	43,725	196	0.45%	22,100	170	0.77%	26	15.3%
Total interest-bearing liabilities......................	349,142	2,872	0.82%	314,386	3,149	1.00%	(277)	(8.8)%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits...............	48,110			37,642
Other liabilities..................................................	1,581			1,641
Shareholders’ equity	45,676			41,507
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 444,509			$ 395,176
Net interest income/rate spread.........................		$ 15,775	3.55%		$ 14,500	3.63%	$ 1,275	8.8%
Net interest margin............................................			3.70%			3.81%

Analysis of Changes in Net Interest Income

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Year Ended
	December 31, 2014 vs. 2013
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable...............................	$ 1,833	$ (1,288)	$ 545
Taxable investment securities...........	271	117	388
Nontaxable investment securities.....	(6)	(2)	(8)
Total investment securities...........	265	115	380
Deposits with banks and other........	(27)	100	73
Total interest earning assets..........	2,071	(1,073)	998
Interest expense:
Demand, interest-bearing..................	(1)	(10)	(11)
Money market and savings..............	5	(65)	(60)
Time deposits...................................	193	(425)	(232)
Borrowed funds................................	117	(91)	26
Total interest bearing liabilities.....	314	(591)	(277)
Change in net interest income..........	$ 1,757	$ (482)	$ 1,275

For the year ended December 31, 2014, net interest income increased 8.8%, or $1.28 million, to $15.78 million compared to $14.50 million for the same period in 2013. Net interest margin declined 11 basis points from 3.81% for the year ended December 31, 2013 to 3.70% for the same period in 2014. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, declined 8 basis points from 3.63% for the year ended December 31, 2013 to 3.55% for the same period in 2014. When comparing these periods, incremental growth of balances accounted for an increase of $1.76 million while the change in our relative rate structure resulted in a decline in net interest income of $482 thousand.

Average interest earning assets for the year ended December 31, 2014 increased $45.9 million, or 12.1%, including increases in average loans of $37.3 million, or 11.7%, and average investment balances of $11.6 million, or 21.9%, when compared to the prior year. This increased volume of average earning assets provided an additional $2.07 million in interest income, $1.83 million provided from incremental loan balances and $238 thousand from investment securities including deposits with banks. The average yield on earning assets declined 26 basis points in the current year compared to the prior year from 4.63% to 4.37%, which resulted in a decline of interest income between the periods of $1.07 million. Of this decline, $1.29 million was related to lower yields on loans which was partially offset by $115 thousand of additional income resulting from higher average rates on investment securities and $100 thousand resulting from deposits with other banks and other investment income, including an increase of $84 thousand related to dividends paid on FHLB restricted stock outstanding during the period.

Average interest bearing liabilities increased $34.8 million, or 11.1%, in 2014. During this time, borrowed funds increased $21.6 million while overall deposit balances increased $13.1 million, as interest bearing demand deposits decreased $600 thousand, money market and savings deposits increased $1.3 million and time deposits grew $12.5 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $314 thousand. At the same time, the average rate on interest bearing liabilities declined 18 basis points from 1.00% for the year ended December 31, 2013 to 0.82% in the current year, which accounted for a decline in interest expense of $591 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $1.13 million in 2014 compared to $645 thousand for 2013. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $39.5 million during the year ended December 31, 2014 and $91.5 million during 2013, of which $77.4 million was related to loans acquired through the merger with Affinity, effective February 28, 2013. Net charge-offs for the years ended December 31, 2014 and 2013, totaled $1.09 million and $832 thousand, respectively.  Included in the current year was a charge-off of $513 thousand related to a previously identified non-performing commercial line of credit, secured by a second lien on a residential property, with respect to which the Bank received an updated appraisal value and first lienholder position indicating a shortfall in the collateral position.  The allowance for loan losses was $2.3 million as of both December 31, 2014 and 2013, respectively, which represented 0.62% and 0.68% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the year ended December 31, 2014, the Company recorded a provision for loan losses totaling $425 thousand related to acquired loans. There were net charge-offs recorded during 2014 totaling $250 thousand related to loans that were initially considered credit impaired loans as of the acquisition date, including $184 thousand related to revised appraisal values on a two separate commercial properties which serve as collateral on the outstanding loans, $29 thousand related to a mortgage loan where the Bank has a second lien based on a revised estimate of the property’s fair value, $27 thousand related to a complete loan charge-off based on a second position lien and updated balances of the first lienholder’s position and $10 thousand based on updated terms of a revised forbearance agreement. Net charge-offs on non-credit impaired purchased loans totaled $175 thousand for the year ended December 31, 2014.

Non-Interest Income

For the year ended December 31, 2014, non-interest income totaled $1.01 million compared to $739 thousand for the same period in 2013. Non-interest income increased $268 thousand, or 36.3% in 2014 from 2013. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance during 2014, and other fees which First Priority Bank collects from its banking customers. Included in the current year, there were $51 thousand in gains from the sale of investment securities available for sale while no gains were realized in 2013.

Components of non-interest income are shown in the table below:

	For the year ended		Net Change	% Change
	December 31,		2014 vs.	2014 vs.
	2014	2013	2013	2013
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income..............	$ 513	$ 367	$ 146	39.8%
Service charges on deposits....................	110	122	(12)	(9.8)
Other branch fees....................................	189	160	29	18.1
Loan related fees.....................................	28	42	(14)	(33.3)
Gains on sales of investment securities..	51	-	51	100.0
Bank owned life insurance income..........	93	-	93	100.0
Other.......................................................	23	48	(25)	(52.1)
Total Non-Interest Income.....................	$ 1,007	$ 739	$ 268	36.3%

Non-Interest Expenses

Non-interest expenses were $13.23 million in 2014 compared to $14.37 million for the same period in the prior year, a decrease of $1.14 million, or 7.9%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended		Net Change	% Change
	December 31,		2014 vs.	2014 vs.
	2014	2013	2013	2013
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits...........................................	$ 7,040	$ 6,805	$ 235	3.5%
Occupancy and equipment.................................................	2,164	2,067	97	4.7
Data processing equipment and operations........................	867	886	(19)	(2.1)
Professional fees.................................................................	835	779	56	7.2
Marketing, advertising and business development.............	265	186	79	42.5
FDIC insurance assessments..............................................	319	334	(15)	(4.5)
Pennsylvania bank shares tax expense................................	319	379	(60)	(15.8)
Other real estate owned costs.............................................	166	347	(181)	(52.2)
Other...................................................................................	1,252	1,048	204	19.5
	13,227	12,831	396	3.1%
Merger related costs...........................................................	-	1,534	(1,534)	(100.0)
Total Non-Interest Expenses..............................................	$ 13,227	$ 14,365	$ (1,138)	(7.9)%

Highlights of significant non-interest expenses items for the year ended, 2014 compared to the year ended, 2013

●	Non-interest expenses increased $396 thousand, or 3.1% for the year ended December 31, 2014 compared to the 2013, excluding merger related costs.
●

Salaries and employee benefits increased $235 thousand for the year ended December 31, 2014 compared to the prior year. Additional staffing costs are included in the current year of approximately $275 thousand related to the timing of the acquisition of Affinity employees effective February 28, 2013; these incremental expenses are partially offset by duplicative operational staffing costs during 2013 in order to maintain two separate core banking systems prior to the system conversion in August of 2013.  In addition, when comparing 2014 to 2013, stock based compensation increased $155 thousand and wealth management commission increased $34 thousand while the overall cost of benefits declined $58 thousand and the accrual for bonus expense decreased $172 thousand.

●

Occupancy and equipment includes costs related to the addition of Affinity branch offices during the first quarter of 2013. Of this increase, $38 thousand related to incremental lease expense or depreciation of leased or owned facilities while building operating costs increased $79 thousand; partially offset by cost reductions of $20 thousand related to the consolidation of maintenance contracts under the combined organization.

●

Data processing equipment and operations decreased $19 thousand primarily related to a reduction of processing costs of $79 thousand, partially offset by increased depreciation expense of $33 thousand on updated computer equipment and other accumulated data costs totaling $22 thousand related to Affinity offices.

●

Professional fees increased $56 thousand related to staff search fees of $93 thousand to enhance staffing experience levels with a focus on expanding the Berks County market. Additionally, increases in accounting and audit fees of $29 thousand and other professional fees of $13 thousand were offset by declines in consulting fees of $41 thousand and legal fees of $40 thousand.

●

Marketing, advertising and business development increased $79 thousand in the current year primarily related to advertising awareness campaigns initiated during 2014, including radio and billboard advertising campaigns. While in 2013, there was an awareness campaign related to the merger during the first quarter of 2013.

●

FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in 2014 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank; however offsetting these increases due to size, the current year rate used to calculate the bank shares tax declined 36 basis point in 2014 compared to the prior year.

●

Other real estate owned costs declined $181 thousand in 2014 compared to the prior year. These properties were acquired either through deeds in lieu of foreclosure or through other means on properties that were used as collateral for bank loans. Net gains on the sale of other real estate totaling $29 thousand were recorded during 2014 while a net loss of $3 thousand was charged to expense in 2013. Also, a charge to expense was also recorded related to fair value adjustments of properties held or sold totaling $8 thousand and $136 thousand for the years ended December 31, 2014 and 2013, respectively. In addition, there was $187 thousand of costs to acquire or maintain these properties during the holding period, net of rental income received during the nine months of 2014 compared to $208 thousand recorded in the same period of 2013.

●

Other expenses increased $204 thousand for the year ended December 31, 2014 compared to the prior year. This increase is partially related to additional costs due to the addition of Affinity, including an increase in core deposit intangible amortization expense of $9 thousand, public company filing fees of $17 thousand, loan and deposit generation costs of $78 thousand, and director’s fees of $32 thousand. In addition, the Company incurred insurance claim costs of $25 thousand and a valuation adjustment on a repossessed asset based on an updated appraisal of $44 thousand.

●

First Priority Bank recorded $1.53 million in merger related costs during the year ended December 31, 2013 related to expenses paid or incurred to complete the merger with Affinity. These expenses consisted largely of costs for professional and consulting services, consolidating a branch office, termination of Affinity’s core system contractual agreement and conversion of systems and/or integration of operations, printing and filing costs of completing the transaction and investment banking charges.

Provision for Income Taxes

Based on the analysis of available positive and negative evidence, as of September 30, 2014, First Priority made a determination that, in its judgment, the valuation allowance related to net deferred tax assets should be reversed in its entirety to establish the deferred tax positions on the balance sheet of the Company. In making this judgment, management has made the determination that it is more likely than not that the deferred tax asset will be realized. As of this date, the valuation allowance on net deferred tax assets totaled $4.8 million. In connection with reversing the valuation allowance, the Company recognized a tax benefit in the Statement of

Operations of $4.5 million for the year ended December 31, 2014. Going forward, the Company will record current tax expense in its Statement of Operations and report earnings of the Company to its shareholders and regulators on an after tax basis.

As of December 31, 2013, the Company determined that a valuation allowance for total deferred taxes of $5.6 million should be recorded. The Company recorded $33 thousand of income tax expense for the year ended December 31, 2013 related to the payment of alternative minimum taxes, as required based on Internal Revenue Service tax guidelines.

The most significant component of the Company’s deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards totaling $10.8 million as of December 31, 2014, including acquired NOLs. First Priority currently has NOL carryforwards of $7.9 million at December 31, 2014, which expire in 2026 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2014, that is subject to certain limitations and expires in 2028 if not fully utilized. In addition, a NOL carryforward balance of $940 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of December 31, 2014. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Financial Condition as of December 31, 2014 and December 31, 2013

Balance Sheet Review

	For the year ended		Net Change	% Change
	December 31,		2014 vs.	2014 vs.
	2014	2013	2013	2013
	(Dollars in thousands)
Assets
Cash and cash equivalents............................	$ 7,866	$ 11,248	$ (3,382)	-30.1%
Investment securities...................................	91,513	89,599	1,914	2.1%
Loans............................................................	375,222	335,737	39,485	11.8%
Total earning assets...................................	474,601	436,584	38,017	8.7%

Allowance for loan losses............................	(2,313)	(2,273)	(40)	1.8%
Restricted investments in bank stocks.........	2,984	2,731	253	9.3%
Premises and equipment, net.......................	2,369	2,533	(164)	-6.5%
Bank owned life insurance...........................	3,093	-	3,093	100.0%
Other real estate owned...............................	1,257	914	343	37.5%
Deferred income tax assets, net....................	4,541	-	4,541	100.0%
Goodwill and other identifiable intangibles..	3,122	3,219	(97)	-3.0%
Other assets.................................................	2,657	2,380	277	11.6%
Total assets...............................................	$ 492,311	$ 446,088	$ 46,223	10.4%

Liabilities
Deposits.......................................................	$ 378,209	$ 357,420	$ 20,789	5.8%
Borrowed funds...........................................	62,472	44,625	17,847	40.0%
Other liabilities.............................................	1,420	1,651	(231)	-14.0%
Total liabilities..........................................	442,101	403,696	38,405	9.5%
Equity
Total shareholders' equity............................	50,210	42,392	7,818	18.4%
Total liabilities and shareholders' equity......	$ 492,311	$ 446,088	$ 46,223	10.4%

Total assets at December 31, 2014 were $492.3 million, representing an increase of $46.2 million, or 10.4%, when compared to total assets of $446.1 million at December 31, 2013. Total assets at December 31, 2014 consisted principally of loans outstanding of $375.2 million, investment securities of $91.5 million and cash and cash equivalents of $7.9 million. At December 31, 2013, total assets consisted primarily of loans outstanding of $335.7 million, investment securities of $89.6 million and cash and cash equivalents of $11.2 million.

Deposits totaled $378.2 million at December 31, 2014 compared to $357.4 million at December 31, 2013, an increase of $20.8 million, or 5.8%. Of the total deposits at December 31, 2014, $185.1 million, or 49% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $62.5 million at December 31, 2014 compared to $44.6 million at December 31, 2013, an increase of $17.8 million, or 40.0%, due to an increase in short-term borrowings.

Shareholders’ equity at December 31, 2014 was $50.2 million, representing an increase of $7.8 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $6.9 million for the year ended December 31, 2014 including a net tax benefit of $4.5 million, primarily related to the reversal of the valuation allowance on deferred tax assets, market volatility related to the investment securities portfolio resulting in a reduction of the unrealized losses totaling $1.2 million and the reclassification of stock compensation expense of $273 thousand. These increases were partially offset by preferred dividends paid of $571 thousand.

Investments

First Priority’s total investment portfolio was $91.5 million at December 31, 2014, compared to $89.6 million at December 31, 2013, an increase of $1.9 million, or 2.1%. As of December 31, 2014 and 2013, investments totaling $75.6 million and $78.6 million, respectively, were classified as available for sale while $16.0 million and $11.0 million, respectively, were classified as held to maturity. Total investments accounted for 18.6% and 20.1% of total assets at each respective date.

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. These transfers were made primarily to reduce the volatility related to changes in interest rates and the resulting impact to the equity capital. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand and are reported as a separate line item within accumulated other comprehensive income (loss). The balance of net unrealized holding gains, totaling $51 thousand as of December 31, 2014, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. Due to market fluctuations which occurred during 2014 and 2013, the Company had net unrealized losses on available for sale securities totaling $86 thousand and $1.5 million at December 31, 2014 and 2013, respectively. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at December 31, 2014 was comprised of federal agency securities (54%), federal agency mortgage backed securities and agency collateralized mortgage obligations (22%), obligations of states and political subdivisions (22%), primarily federal taxable municipal securities, and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2014 or 2013, respectively, and recorded no OTTI charges during either of the years ended December 31, 2014 or 2013.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2014. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of December 31, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of U.S. Government agency securities and corporations	$ 30,000	—	$ 16,356	1.38%	$ 2,920	1.67%	$ -	—	$49,276	0.56%
Obligations of states and political subdivisions	-	—	2,452	1.62%	1,830	2.45%	589	3.20%	4,871	2.12%
Federal agency mortgage-backed securities	-	—	-	—	3,936	1.99%	16,415	2.15%	20,351	2.12%
Federal agency collateralized mortgage obligations	-	—	-	—	296	1.28%	236	2.85%	532	1.98%
Other debt securities	502	0.85%	-	—	-	—	-	—	502	0.85%
Money market mutual fund	25	—	-	—	-	—	-	—	25	—
Total investment securties available for sale	$ 30,527	0.01%	$ 18,808	1.41%	$ 8,982	1.96%	$ 17,240	2.20%	$ 75,557	1.09%

	Securities Held to Maturity
	As of December 31, 2014
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions..	$ -	-	$ 479	5.80%	$ 1,370	3.80%	$ 13,626	4.43%	$ 15,475	4.42%
Other debt securities.........................................	-	—	-	—	-	—	481	4.37%	481	4.37%
Total investment securities held to maturity..	$ -	-	$ 479	5.80%	$ 1,370	3.80%	$ 14,107	4.43%	$ 15,956	4.42%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity as of each of the three years ended December 31, 2014, 2013 and 2012 are shown in the following table:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations...	$ 49,451	$ 49,276	$ 48,612	$ 48,061	$ 1,000	$ 1,001
Obligations of states and political subdivisions......................	4,902	4,871	8,321	7,821	11,304	11,857
Federal agency mortgage-backed securities...........................	20,233	20,351	20,908	20,554	3,552	3,681
Federal agency collateralized mortgage obligations...............	532	532	758	759	-	-
Other debt securities.............................................................	500	502	1,252	1,207	-	-
Money market mutual fund..................................................	25	25	234	234	140	140
Total investment securities available for sale.................	$ 75,643	$ 75,557	$ 80,085	$ 78,636	$ 15,996	$ 16,679
Held To Maturity:
Obligations of states and political subdivisions......................	$ 15,475	$ 16,027	$ 10,963	$ 10,268	$ -	$ -
Other debt securities.............................................................	481	517	-	-	-	-
Total investment securities held to maturity..................	$ 15,956	$ 16,544	$ 10,963	$ 10,268	$ -	$ -

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both December 31, 2014 and 2013, First Priority Bank held $110 thousand in each respective period in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.87 million and $2.62 million as of December 31, 2014 and 2013, respectively. The increase in investments is attributable to the incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2014, total loans were $375.2 million, representing an increase of $39.5 million or 11.8% from total loans outstanding of $335.7 million at December 31, 2013. Included in the current year loan growth are $15.3 million of purchased residential real estate loans located within First Priority’s markets which were underwritten to the same standards as used for loans that the Company originates for its own portfolio. The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2014:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
(In thousands, except percentage data):
Commercial & Industrial.............	$ 75,412	20%	$ 76,659	23%	$ 62,366	26%	$ 58,741	24%	$ 57,546	25%
Commercial Mortgage................	168,969	45%	149,492	45%	93,775	38%	82,190	34%	75,663	32%
Commercial Construction...........	6,497	2%	4,373	1%	4,112	2%	4,494	2%	4,693	2%
Total Commercial..................	250,878	67%	230,524	69%	160,253	66%	145,425	60%	137,902	59%

Residential Mortgage..................	80,134	21%	56,979	17%	49,354	20%	57,263	24%	57,618	25%
Home Equity Lines.....................	27,902	8%	29,263	9%	20,654	8%	20,945	9%	19,186	8%
Other Consumer.........................	16,378	4%	19,317	6%	14,298	6%	16,685	7%	19,050	8%
Total Consumer......................	44,280	12%	48,580	14%	34,952	14%	37,630	16%	38,236	16%

Total Loans.............................	375,292	100%	336,083	100%	244,559	100%	240,318	100%	233,756	100%
Net deferred loan (fees) or costs.	(70)	-	(346)	-	(284)	-	(203)	-	(216)	-
Total........................................	$ 375,222	100%	$ 335,737	100%	$ 244,275	100%	$ 240,115	100%	$ 233,540	100%

        Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2014, commercial mortgage loans totaled $169.0 million consisting of $115.8 million of loans to finance commercial business properties, of which 60% are owner occupied, $15.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.4 million for other purposes. In addition, as of December 31, 2014, loans to lessors of non-residential buildings totaled $69.5 million, which is included in commercial mortgage loans; of this amount, $33.7 million, or 48% of these loans are related to owner occupied buildings.

As of December 31, 2013, total commercial mortgage loans of $149.5 million consisting of $102.2 million of loans to finance commercial business properties, of which 56% are owner occupied, $9.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.5 million for other purposes. In addition, as of December 31, 2013, loans to lessors of non-residential buildings totaled $64.0 million, which is included in commercial mortgage loans; of this amount, $30.4 million, or 47.5% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of December 31, 2014, totaled 25% and 187% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2014 and 2013.

	At December 31, 2014
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 41,149	$ 25,428	$ 8,835	$ 75,412
Commercial Mortgage.............................................	17,740	97,582	53,647	168,969
Commercial Construction.......................................	3,732	1,987	778	6,497
Residential Mortgage Loans....................................	8,315	7,259	64,560	80,134
Home Equity Lines of Credit..................................	2,398	17,058	8,446	27,902
Other Consumer......................................................	8,848	4,664	2,866	16,378
Total Loans.........................................................	$ 82,182	$ 153,978	$ 139,132	$ 375,292

Percentage composition of maturity.......................	22%	41%	37%	100%

Loans with fixed predetermined interest rates........	$ 29,813	$ 109,854	$ 48,216	$ 187,883
Loans with variable or floating interest rates (1)....	52,369	44,124	90,916	187,409
Total Loans.........................................................	$ 82,182	$ 153,978	$ 139,132	$ 375,292

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).
	At December 31, 2013
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 38,364	$ 27,721	$ 10,574	$ 76,659
Commercial Mortgage.............................................	14,006	80,039	55,447	149,492
Commercial Construction.......................................	3,547	650	176	4,373
Residential Mortgage Loans....................................	5,252	5,468	46,259	56,979
Home Equity Lines of Credit..................................	5,349	15,014	8,900	29,263
Other Consumer......................................................	10,554	4,773	3,990	19,317
Total Loans.........................................................	$ 77,072	$ 133,665	$ 125,346	$ 336,083

Percentage composition of maturity.......................	23%	40%	37%	100%

Loans with fixed predetermined interest rates........	$ 21,734	$ 91,448	$ 27,186	$ 140,368
Loans with variable or floating interest rates (1)....	55,338	42,217	98,160	195,715
Total Loans.........................................................	$ 77,072	$ 133,665	$ 125,346	$ 336,083

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

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

The following table summarizes non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest...............................	$70	$-	$-	$-	$-
Non-accrual loans..............................................................................................	4,484	4,276	4,093	6,816	1,356
Total non-performing loans (1)......................................................................	4,554	4,276	4,093	6,816	1,356

Other real estate owned.....................................................................................	1,257	914	184	230	2,223
Repossessed assets (2)......................................................................................	42	75	-	89	46
Total non-performing assets (3).....................................................................	5,853	5,265	4,277	7,135	3,625

Performing troubled debt restructurings (4)......................................................	2,132	974	4,279	-	-
Total non-performing assets and performing troubled debt restructurings....	$7,985	$6,239	$8,556	$7,135	$3,625

Non-performing loans as a percentage of total loans........................................	1.21%	1.27%	1.68%	2.84%	0.58%
Non-performing assets as a percentage of total assets......................................	1.19%	1.18%	1.55%	2.50%	1.35%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.62%	1.40%	3.11%	2.50%	1.35%
Ratio of allowance to non-performing loans at end of period...........................	51%	53%	60%	36%	167%
Ratio of allowance to non-performing assets at end of period..........................	40%	43%	58%	35%	62%
Allowance for loan losses as a percentage of total loans...................................	0.62%	0.68%	1.01%	1.03%	0.97%

_____________________

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $4.6 million at December 31, 2014, an increase of $278 thousand from the $4.3 million at December 31, 2013. This increase was impacted by the addition of loans reclassified to non-accrual status totaling $3.1 million; partially offset by a decline in non-performing loans balances consisting of five loans which were transferred to other real estate owned with previously outstanding balances totaling $1.0 million, loans which were partially or fully charged-off totaling $569 thousand due to a decline in the collateral values, a decline related to loans restructured as performing troubled debt restructurings totaling $711 thousand and payments and other activity on existing non-performing loans totaling $516 thousand. Included in the $3.1 million of loan balances reclassified as non-performing during 2014 is a single commercial loan relationship totaling $2.4 million which was issued in conjunction with the Small Business Administration (“SBA”) program and is partially guaranteed by the SBA.  Total non-performing loans as a percentage of total loans at December 31, 2014 was 1.21%, down from 1.27% at December 31, 2013. Other real estate owned totaled $1.3 million at December 31, 2014 and $914 thousand at December 31, 2013, an increase of $343 thousand. Repossessed assets totaled $42 thousand at December 31, 2014 compared to $75 thousand at December 31, 2013. Non-performing assets totaled $5.9 million, or 1.19% of total assets, as of December 31, 2014, compared to $5.3 million, or 1.18% of total assets as of December 31, 2013.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2014 and 2013, First Priority’s performing troubled debt restructurings totaled $2.1 million and $974 thousand, respectively. During 2014, the Company restructured a commercial loan, which had previously made payments as agreed under a forbearance agreement, as a troubled debt restructured loan totaling $1.3 million based on negotiated market terms.  In addition, two consumer loans totaling $185 thousand were also reclassified as troubled debt restructurings in 2014.  As of each period, there was also a commercial loan relationship with balances of $658 thousand and $831 thousand, respectively, which was restructured in the first quarter of 2012 whereby the loan’s maturity date was extended at a current market rate and has remained current in regards to principal and interest due. As of December 31, 2013, a commercial loan relationship acquired through the merger with Affinity was also classified as a performing troubled debt restructuring, totaling $143 thousand, which was paid off in the second quarter of 2014 through liquidation of the underlying collateral.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of December 31, 2014 and 2013, loans past due 30 to 89 days and still accruing totaled $986 thousand and $567 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.48% and 1.44%, respectively, of total loans outstanding.

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

Acquired loans are initially recorded on acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. For the year ended December 31, 2014, the Company recorded a provision for loan losses totaling $425 thousand related to acquired loans consisting of $250 thousand for acquired impaired loans and $175 thousand related to non-credit impaired purchased loans.

Based on the information available as of December 31, 2014, management believes that the allowance for loan losses of $2.3 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at the beginning of period..................................................	$ 2,273	$ 2,460	$ 2,470	$ 2,261	$ 2,358
Charge-offs:
Commercial and Industrial........................................................	137	339	450	544	1,094
Commercial Mortgage...............................................................	169	188	32	-	333
Commercial Construction.........................................................	-	-	-	-	-
Residential Mortgage Loans......................................................	194	14	-	-	-
Home equity lines of credit.......................................................	603	332	190	259	-
Other consumer loans...............................................................	89	21	-	72	-
Total loans charged off....................................................................	1,192	894	672	875	1,427
Recoveries:
Commercial and Industrial........................................................	58	35	3	2	23
Commercial Mortgage...............................................................	-	-	-	-	-
Commercial Construction.........................................................	10	-	-	-	-
Residential Mortgage Loans......................................................	-	7	-	-	-
Home equity lines of credit.......................................................	17	5	-	-	-
Other consumer loans...............................................................	15	15	19	-	-
Total recoveries...............................................................................	100	62	22	2	23
Net loans charged off......................................................................	1,092	832	650	873	1,404
Provision charged to operations......................................................	1,132	645	640	1,082	1,307
Balance at end of period..................................................................	$ 2,313	$ 2,273	$ 2,460	$ 2,470	$ 2,261
Average loans (1)............................................................................	$ 355,543	$ 318,240	$ 242,083	$ 238,456	$ 208,818

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.31%	0.26%	0.27%	0.37%	0.67%
Allowance for loan losses as a percentage of total loans................	0.62%	0.68%	1.01%	1.03%	0.97%
Allowance for loan losses as a percentage of non-acquired loans...	0.67%	0.79%	1.01%	1.03%	0.97%

_____________________

(1)	Includes non-accrual loans

The allowance for loan losses was $2.3 million at both December 31, 2014 and 2013, which represented 0.62% and 0.68% of total loans outstanding at each respective date. As of December 31, 2014 and 2013, the unamortized portion of the general credit fair value adjustment totaled $509 thousand and $906 thousand, respectively, and the total specific credit market valuation adjustment totaled $443 thousand and $1.4 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 there is no remaining accretable discount while as of December 31, 2013, the remaining accretable discount totaled $56 thousand. Additionally, as of December 31, 2014 and 2013 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $953 thousand and $2.3 million, respectively, and the allowance for loan losses of $2.3 million and $2.3 million, respectively, or a total of $3.3 million and $4.6 million, respectively, would equate to 0.87% and 1.36% of total loans outstanding as of each respective period. Net charge-offs for the Company totaled $1.1 million for the year ended December 31, 2014, compared to $832 thousand for the same period in 2013.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$ 788	20%	$ 445	23%	$ 566	26%	$ 1,404	24%	$ 321	25%
Commercial Mortgage	468	45%	452	45%	559	38%	198	34%	487	32%
Commercial Construction	26	2%	12	1%	31	2%	10	2%	9	2%
Residential Mortgage Loans	159	21%	149	17%	176	20%	190	24%	382	25%
Home Equity Lines of Credit	270	8%	177	8%	89	8%	94	9%	123	8%
Other Consumer Loans	87	4%	67	6%	41	6%	34	7%	103	8%
Total Allocated	1,798	100%	1,302	100%	1,462	100%	1,930	100%	1,425	100%
Unallocated	515		971		998		540		836
TOTAL	$ 2,313		$ 2,273		$ 2,460		$ 2,470		$ 2,261

_____________________

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses of $166 thousand has been provided on impaired loans of $6.6 million, of which $5.2 million are considered originated impaired loans as of December 31, 2014.  As of December 31, 2013, a specific allocation of the allowance for loan losses of $112 thousand was provided for related to $4.4 million of impaired loans, of which $1.5 million were considered originated impaired loans.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.6 million and $1.2 million as of December 31, 2014 and 2013, respectively.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2014, these loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $378.2 million at December 31, 2014 compared to $357.4 million at December 31, 2013, representing an increase of $20.8 million, or 5.8%. This increase in deposits relates to an increase in time deposits of $38.0 million, primarily brokered time deposits, and an increase in non-interest bearing demand deposits of $1.5 million; partially offset by a decline in interest bearing demand accounts of $17.5 million, primarily due to a reduction in municipal related deposits, and money market and savings accounts totaling $1.2 million.

It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources. The merger with Affinity provided the opportunity to expand core deposits and enhance the mix of deposit sources.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2014 and December 31, 2013, brokered deposits totaled $74.6 million and $36.2 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 18 – “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three years ended December 31, 2014.

	For the year ended December 31,
	2014		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing..............	$ 48,110		$ 37,642		$ 26,310
Demand, interest-bearing......................	39,857	0.25%	40,500	0.27%	7,231	0.30%
Money market and savings deposits..	100,239	0.33%	98,942	0.39%	54,866	0.64%
Time deposits.........................................	165,321	1.36%	152,844	1.63%	148,157	1.97%
Total interest-bearing deposits............	305,417	0.88%	292,286	1.02%	210,254	1.56%
Total deposits.........................................	$ 353,527		$ 329,928		$ 236,564

The maturity distribution of time deposits of $100,000 or more as of December 31, 2014, is as follows:

December 31,
2014
(Dollars in thousands)
Three Months or Less..............................	$ 4,743
Over Three Through Six Months............	4,883
Over Six Through Twelve Months.........	6,185
Over Twelve Months................................	35,137
TOTAL.....................................................	$ 50,948

Short-Term Borrowed Funds

At December 31, 2014, First Priority had short-term borrowings totaling $51.5 million, compared to $33.6 million at December 31, 2013. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. Advances from the FHLB at December 31, 2014 are collateralized by our investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgage loans within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2014 and 2013. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	2014	2013
	(Dollars in thousands)
Federal funds purchased:
Balance at year end........................................	$-	$-
Weighted average rate at year end.............	-	-
Maximum month-end balance......................	$609	$492
Average daily balance during the year.......	$38	$30
Weighted average rate during the year......	0.51%	0.51%

FHLB short-term borrowings:
Balance at year end........................................	$51,472	$33,625
Weighted average rate at year end.............	0.30%	0.24%
Maximum month-end balance......................	$51,572	$33,625
Average daily balance during the year.......	$32,687	$9,768
Weighted average rate during the year......	0.30%	0.25%

Long-Term Debt

Long term debt totaled $11.0 million at both December 31, 2014 and 2013, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% at each of these dates, respectively, and an average remaining life of 2.2 years and 3.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for the year ended December 31, 2014 and $12.3 million during the same period in 2013 with an average rate of 0.89% in 2014 and 1.18% for the same period in 2013. The maximum month end balance of these borrowings was $11.0 million and $26.0 million for the year ended December 31, 2014 and 2013, respectively.

Capital Resources

Shareholders’ equity at December 31, 2014 was $50.2 million, representing an increase of $7.8 million from $42.4 million at December 31, 2013. The enhanced capital position is attributable to net income of $6.9 million for the year ended December 31, 2014 including a net tax benefit of $4.5 million, primarily related to the reversal of the valuation allowance on deferred tax assets, market volatility related to the investment securities portfolio resulting in a reduction of the unrealized losses totaling $1.2 million and the reclassification of stock compensation expense of $273 thousand. These increases were partially offset by preferred dividends paid of $571 thousand.

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

The following table sets forth First Priority Bank’s capital ratios for the three years ended December 31, 2014. For each period, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered "Well-Capitalized"	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
First Priority Bank:
Total risk-based capital	10.00%	12.87%	12.90%	12.48%
Tier 1 risk-based capital	6.00%	12.20%	12.19%	11.39%
Tier 1 leverage capital	5.00%	9.34%	9.48%	9.40%

First Priority Bank’s total risk based capital ratio and tier 1 leverage capital ratio declined during the period from December 31, 2013 to December 31, 2014 primarily due to a higher level of risk weighted assets primarily resulting from loan growth; partially offset by incremental regulatory capital resulting from earnings recorded during the current year.

The July 2013 the federal bank regulatory agencies adopted final rules to revise the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2014.

	At or for the years ended
	December 31,
	2014	2013	2012	2011	2010
Return on average assets...........................	1.56%	0.05%	0.27%	0.02%	-0.08%
Return on average equity...........................	15.16%	0.47%	2.70%	0.26%	-0.75%
Average equity to average assets ratio...	10.28%	10.50%	10.07%	9.68%	11.23%

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

At December 31, 2014 and December 31, 2013, outstanding commitments to extend credit consisting of unfunded commitments under lines of credit were $83.2 million and $77.7 million, respectively. In addition, as of each of these dates, there were $349 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.1 million and $1.3 million of financial standby letters of credit as of each respective date.  As of December 31, 2013, a pledge of a portion of the Bank’s investment securities was reserved as collateral related to one financial standby letter of credit issued through a correspondent bank for $512 thousand which is included in the amount reported above. This commitment was closed during the second quarter of 2014.

In addition, as of December 31, 2014 and December 31, 2013 the Bank pledged $149 thousand and $199 thousand, respectively, of deposit balances at a correspondent bank to support a letter of credit with balances of $149 thousand and $199 thousand, respectively, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

The key elements of First Priority’s liquidity planning process involve a primary focus on the development of a stable core funding base; utilization of wholesale funding sources to supplement core funding; maintenance of an appropriate level of asset liquidity; management of the maturity structure of funding sources and of funding concentrations; and maintenance of borrowing facilities.

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At December 31, 2014, wholesale funding sources totaled $137.1 million and were comprised of $74.6 million of brokered certificates of deposit and $62.5 million of FHLB advances. At December 31, 2013, wholesale funding sources totaled $80.8 million and were comprised of $36.2 million of brokered certificates of deposit and $44.6 million FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of December 31, 2014 and December 31, 2013, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At December 31, 2014 and December 31, 2013, First Priority Bank had a total borrowing capacity with the FHLB of $144 million and $107 million, respectively, with advances outstanding against this capacity of $62.5 million and $44.6 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $2.8 million at December 31, 2014 compared to $6.0 million at December 31, 2013.

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

At December 31, 2014, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest-bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2014, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

	Interest Rate Sensitivity Report
	As of December 31, 2014
	(Dollars in thousands)
	1-90	91-365	1-5	5 years
	days	days	years	and over	Total
Interest-Sensitive Assets
Federal funds sold and deposits in banks.........................................	$ 2,828	$ -	$ -	$ -	$ 2,828
Loans receivable................................................................................	41,817	51,622	252,474	29,309	375,222
Investment securities available for sale.............................................	31,712	2,791	30,866	10,188	75,557
Investment securities held to maturity.............................................	-	-	1,883	14,073	15,956

Total Interest Earning Assets.......................................................	$ 76,357	$ 54,413	$ 285,223	$ 53,570	$ 469,563

Cumulative Total...........................................................................	$ 76,357	$ 130,770	$ 415,993	$ 469,563

Interest-Sensitive Liabilities
Interest-bearing demand....................................................................	$ 2,582	$ 7,687	$ 22,208	$ 1,709	$ 34,186
Savings accounts...............................................................................	712	1,424	2,373	236	4,745
Money market accounts...................................................................	12,094	36,278	43,533	4,836	96,741
Time deposits...................................................................................	10,215	41,641	141,219	-	193,075
Borrowed funds................................................................................	51,472	1,000	10,000	-	62,472

Total.................................................................................................	$ 77,075	$ 88,030	$ 219,333	$ 6,781	$ 391,219

Cumulative Total...........................................................................	$ 77,075	$ 165,105	$ 384,438	$ 391,219

Gap...................................................................................................	$ (718)	$ (33,617)	$ 65,890	$ 46,789

Cumulative gap.................................................................................	$ (718)	$ (34,335)	$ 31,555	$ 78,344

Interest-sensitive assets/interest-sensitive liabilities (cumulative)...	1.0	0.8	1.1	1.2

Cumulative Gap/total earning assets.................................................	-0.2%	-7.3%	6.7%	16.7%
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

The following table provides payments due by period for contractual obligations as of December 31, 2014.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through	through	through	Over 5
	Year	2 Years	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Certificates of deposit..............	$ 51,854	$ 74,508	$ 40,058	$ 26,655	$ -	$ 193,075
Operating lease obligations.......	1,268	1,076	879	1,217	3,750	8,190
Long-term debt.........................	1,000	3,000	7,000	-	-	11,000
Short-term borrowings..............	51,472	-	-	-	-	51,472
Accrued interest payable..........	356	-	-	-	-	356
Total.........................................	$ 105,950	$ 78,584	$ 47,937	$ 27,872	$ 3,750	$ 264,093

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

Malvern, Pennsylvania

We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, Pennsylvania

March 27, 2015

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Cash and due from banks.........................................................................................................................	$ 5,038	$ 5,217
Interest-bearing deposits in banks.........................................................................................................	2,828	6,031
Total cash and cash equivalents......................................................................................................	7,866	11,248
Securities available for sale, at fair value (amortized cost: $75,643 and $80,085, respectively).....	75,557	78,636
Securities held to maturity, at amortized cost (fair value: $16,544 and $10,268, respectively).......	15,956	10,963
Loans receivable........................................................................................................................................	375,222	335,737
Less: allowance for loan losses...............................................................................................................	2,313	2,273
Net loans...............................................................................................................................................	372,909	333,464
Restricted investments in bank stocks..................................................................................................	2,984	2,731
Premises and equipment, net...................................................................................................................	2,369	2,533
Bank owned life insurance.......................................................................................................................	3,093	-
Accrued interest receivable.....................................................................................................................	1,511	1,454
Other real estate owned............................................................................................................................	1,257	914
Deferred taxes............................................................................................................................................	4,541	-
Goodwill......................................................................................................................................................	2,725	2,725
Intangible assets with finite lives, net....................................................................................................	397	494
Other assets...............................................................................................................................................	1,146	926
Total Assets.........................................................................................................................................	$ 492,311	$ 446,088
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing...........................................................................................................................	$ 49,462	$ 47,997
Interest-bearing...................................................................................................................................	328,747	309,423
Total deposits......................................................................................................................................	378,209	357,420
Short-term borrowings..............................................................................................................................	51,472	33,625
Long-term debt..........................................................................................................................................	11,000	11,000
Accrued interest payable.........................................................................................................................	356	313
Other liabilities...........................................................................................................................................	1,063	1,338
Total Liabilities...................................................................................................................................	442,100	403,696
Commitments and contingencies (Note 17).........................................................................................	-	-
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares;
liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579.........................	4,579	4,570
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229................................	229	231
Series C: 5%; 4,596 shares issued and outstanding; liquidation value: $4,596..........................	4,596	4,594
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2014: 6,447,019; 2013: 6,438,994	6,447	6,439
Surplus........................................................................................................................................................	40,045	39,780
Accumulated deficit..................................................................................................................................	(5,679)	(12,025)
Accumulated other comprehensive loss...............................................................................................	(6)	(1,197)
Total Shareholders’ Equity.....................................................................................................................	50,211	42,392
Total Liabilities and Shareholders’ Equity..........................................................................................	$ 492,311	$ 446,088

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the year ended December 31,
	2014	2013
Interest Income
Loans receivable, including fees........................................................	$16,936	$16,391
Securities—taxable...............................................................................	1,469	1,081
Securities—exempt from federal taxes...............................................	104	112
Interest bearing deposits and other...................................................	138	65
Total Interest Income........................................................................	18,647	17,649
Interest Expense
Deposits.................................................................................................	2,676	2,979
Short-term borrowings.........................................................................	98	25
Long-term debt......................................................................................	98	145
Total Interest Expense ......................................................................	2,872	3,149
Net Interest Income ..........................................................................	15,775	14,500
Provision for Loan Losses .....................................................................	1,132	645
Net Interest Income after Provision for Loan Losses ................	14,643	13,855
Non-Interest Income
Wealth management fee income.........................................................	513	367
Gains on sales of investment securities............................................	51	-
Bank owned life insurance income.....................................................	93	-
Other.......................................................................................................	350	372
Total Non-Interest Income ..............................................................	1,007	739
Non-Interest Expenses
Salaries and employee benefits...........................................................	7,040	6,805
Occupancy and equipment..................................................................	2,164	2,067
Data processing equipment and operations.....................................	867	886
Professional fees...................................................................................	835	779
Marketing, advertising, and business development.......................	265	186
FDIC insurance assessments..............................................................	319	334
Pennsylvania bank shares tax expense..............................................	319	379
Merger related costs.............................................................................	-	1,534
Other real estate owned.......................................................................	166	347
Other.......................................................................................................	1,252	1,048
Total Non-Interest Expenses ...........................................................	13,227	14,365
Income before Income Tax (Benefit) expense...............................	2,423	229
Federal Income Tax (Benefit) Expense...............................................	(4,502)	33
Net Income..........................................................................................	$6,925	$196
Preferred dividends, including net amortization...............................	579	532
Income (Loss) to Common Shareholders .....................................	$6,346	$(336)
Income (loss) per common share:
Basic .......................................................................................................	$0.98	$(0.06)
Diluted....................................................................................................	$0.98	$(0.06)
Weighted average common shares outstanding
Basic........................................................................................................	6,443	5,822
Diluted....................................................................................................	6,457	5,822

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income (loss)

(In thousands)

	For the year ended December 31,
	2014	2013
Net income	$ 6,925	$ 196
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	1,414	(2,132)
Reclassification adjustment for realized gains included in net income	(51)	-
Tax effect	30	-
Net gains (losses) arising during the period	1,393	(2,132)
Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred	(137)	293
Amortization of net unrealized holding gains (losses) to income during the period	(39)	(41)
Tax effect	(26)	-
Net unrealized holding gains (losses) on securities transferred during the period	(202)	252
Total other comprehensive income (loss)	1,191	(1,880)
Total comprehensive income (loss)	$ 8,116	$ (1,684)

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2014 and 2013

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – January 1, 2013	$9,342	$3,144	$26,230	$(11,689)	$683	$27,710
Preferred stock dividends	-	-	-	(479)	-	(479)
Net amortization on preferred stock	53	-	-	(53)	-	-
Issuance of 92,700 shares of restricted common stock, net of forfeitures	-	93	(93)	-	-	-
Issuance of 1,268,576 shares of common stock in private placement	-	1,268	5,304	-	-	6,572
Issuance of 1,915,942 shares of common stock in merger with Affinity Bancorp, Inc.	-	1,934	8,204	-	-	10,138
Cash in lieu of fractional shares for merger with Affinity Bancorp, Inc.	-	-	(1)	-	-	(1)
Net income	-	-	-	196	-	196
Other comprehensive loss	-	-	-	-	(1,880)	(1,880)
Stock based compensation expense	-	-	136	-	-	136
Balance—December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	-	-	-	(570)	-	(570)
Net amortization on preferred stock	9	-	-	(9)	-	-
Issuance of 8,125 shares of restricted common stock, net of forfeitures	-	8	(8)	-	-	-
Net income	-	-	-	6,925	-	6,925
Other comprehensive income	-	-	-	-	1,191	1,191
Stock based compensation expense	-	-	273	-	-	273
Balance—December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net income...............................................................................................................	$6,925	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses.......................................................................................	1,132	645
Provision for foreclosed asset losses.....................................................................	-	122
Provision for other real estate owned....................................................................	8	-
Depreciation and amortization..............................................................................	448	420
Net accretion of discount on securities.................................................................	(152)	(321)
Stock based compensation expense.......................................................................	273	136
Net gain on sale of investment securities..............................................................	(51)	-
Net (gain) loss on sale of other real estate.............................................................	(29)	3
Net (gain) loss on disposal of premises and equipment........................................	(7)	67
Bank owned life insurance policy income.............................................................	(93)	-
Originations of loans held for sale.........................................................................	(1,951)	(1,822)
Proceeds from sale of loans held for sale...............................................................	1,951	1,822
Deferred federal income tax benefit.......................................................................	(4,502)	-
Increase in accrued interest receivable...................................................................	(56)	(16)
(Increase) decrease in other assets.........................................................................	(264)	365
Decrease (increase) in accrued interest payable....................................................	43	(260)
(Increase) decrease in other liabilities....................................................................	(271)	21
Net Cash Provided by Operating Activities...............................................	3,404	1,378
Cash Flows from Investing Activities
Net originations in loans........................................................................................	(27,019)	(14,570)
Purchase of loans...................................................................................................	(14,986)	-
Purchases of securities available for sale...............................................................	(38,747)	(62,424)
Purchase of restricted stock..................................................................................	(253)	(296)
Proceeds from maturities or calls of securities available for sale...........................	36,179	18,624
Proceeds from the sale of securities available for sale...........................................	1,703	2,001
Proceeds related to receivables for investment securities sold..............................	-	33,630
Proceeds from the sale of other real estate owned................................................	1,255	487
Purchases of premises and equipment..................................................................	(334)	(229)
Proceeds from disposal of premises and equipment.............................................	10	-
Net purchase of bank owned life insurance...........................................................	(3,000)	-
Net cash received from acquisition........................................................................	-	24,419
Net Cash (Used in) Provided by Investing Activities................................	(45,192)	1,642
Cash Flows from Financing Activities
Net increase (decrease) in deposits.......................................................................	21,126	(26,158)
Net increase in short-term borrowings..................................................................	17,847	33,625
Repayment of long-term FHLB borrowings.........................................................	-	(16,358)
Proceeds from issuance of common stock.............................................................	-	6,572
Cash dividends paid on preferred stock................................................................	(567)	(469)
Net Cash Provided by (Used in) Financing Activities...............................	38,406	(2,788)
Net (Decrease) Increase in Cash and Cash Equivalents..........................	(3,382)	232
Cash and Cash Equivalents—Beginning..................................................................	11,248	11,016
Cash and Cash Equivalents—Ending........................................................................	$7,866	$11,248
Supplementary Disclosures of Cash Flows Information
Noncash activity:..................................................................................................
Receivable on investment security calls..........................................................	$-	$249
Transfer of available for sale securities to held to maturity securities............	$3,704	$11,166
Transfer of loans receivable to other real estate owned..................................	$1,561	$2,542
Cash paid for interest on deposits and borrowings...............................................	$3,166	$3,777
Cash paid for income taxes....................................................................................	$22	$-

See notes to consolidated financial statements.

First Priority Financial Corp.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp. First Priority Financial Corp. (“First Priority”, the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority. First Priority, primarily through the Bank serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania. The Bank, which has 10 retail branch office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits, is headquartered in Malvern, PA.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2014, First Priority had total assets of $492.3 million and total shareholders’ equity of $50.2 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2014, First Priority Bank had total assets of $492.1 million, total loans of $375.2 million, total deposits of $378.9 million and total shareholder’s equity of $49.4 million.

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

Basis of Presentation

The accompanying consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company is required to maintain cash reserves that are considered restrictions on cash and cash equivalents which consist of required reserves with the Federal Reserve Bank, related to our deposit liabilities. At December 31, 2014 and 2013, these reserve balances were $1.3 million and $2.6 million, respectively.

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

Restricted Investments in Bank Stocks

Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consists of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank.

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

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages have amortizations up to 30 years and home equity loans have maturities of no more than 15 years.  Residential mortgages and home equity loans typically require a loan to value ratio of not greater than 80%.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the year ended December 31, 2014, the Company recorded no provision for loan losses for acquired impaired loans. During the year ended December 31, 2013, the Company recorded a provision for loan losses totaling $119 thousand for acquired impaired loans.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and generally are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are generally carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (write-downs) are included in other non-interest expenses. Any gain or loss upon the sale of real estate owned is reflected in operations as incurred.

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

Bank Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans.  The Bank is the owner of the life insurance policies it purchased directly on the lives of certain officers of the Bank.  These policies were issued as split dollar life insurance policies which provide for a portion of the death benefit to be paid to the beneficiaries of the officer while employed by the Bank or through change in control provisions.  The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy.  Additionally, the Company periodically reviews the creditworthiness of the insurance company that has underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in non-interest income in the consolidated statement of income.

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. In addition, during 2013, the Company also sponsored a SIMPLE IRA defined contribution retirement plan for all eligible former Affinity Bank employees. The Company matched a portion of an employee’s annual compensation, as required by the plan. The Company terminated the SIMPLE IRA plan as of December 31, 2013 and former participants in the SIMPLE IRA plan were eligible to elect participation in the Company’s 401(K) plan beginning January 1, 2014. The Company’s total matching contributions related to these plans resulted in expenses of $130 thousand and $107 thousand for the years ended December 31, 2014 and 2013, respectively.

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

When determining the potential for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards as defined in paragraph 740-10-30-18. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.

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

The Company adopted guidance on accounting for uncertainty in income taxes as presented in FASB ASC 740-10. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2014 and December 31, 2013.

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

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2014 and 2013, compensation expense related to outstanding stock options and restricted stock grants totaled $273 thousand and $136 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of operations. There was no tax benefit recognized related to this stock-based compensation.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income (loss). During the year ended December 31, 2014, the Company reversed the full valuation allowance on deferred tax assets and therefore, the Consolidated Statement of Comprehensive Income as of this date is presented net of the effect of income taxes. The Consolidated Statement of Comprehensive Income as of December 31, 2013 does not include the effects of income taxes due to the full valuation allowance on deferred tax assets.

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	December 31,
	2014	2013
	(Dollars in thousands)
Sale of investment securities available-for-sale	$(51)	$-	Gains on sale of investment securities
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(39)	(41)	Interest income on taxable securities
Tax effect	(9)	-	Federal income tax expense
Total reclassification	$(99)	$(41)

Accumulated other comprehensive loss at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Net unrealized loss on available for sale securities	$(57)	$(1,449)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	51	252
Total	$(6)	$(1,197)

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

The merger was accounted for using acquisition accounting, which required the Company to allocate the total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair values at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value of total assets acquired as a result of the merger totaled $174.4 million, as displayed in the table below. The transaction also resulted in a core deposit intangible asset of $582 thousand and goodwill of $1.5 million. The transaction added $10.1 million to First Priority’s equity based on the fair value of stock issued in the acquisition. The results of Affinity’s operations have been included in the Company’s consolidated financial statements prospectively from the date of the merger.

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

Affinity’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were recorded at fair value and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. Effectively at the acquisition date, the Company recorded $2.8 million of purchased credit-impaired loans subject to a nonaccretable discount difference of $1.6 million. The balance of purchased credit impaired loans at December 31, 2014 was $602 thousand, net of a remaining unamortized non accretable discount of $443 thousand. The method of measuring carrying value of purchased loans differs from loans originated by the Company (“originated loans”), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

The following is a summary of the acquired impaired loans resulting from the merger with Affinity (dollars in thousands):

Acquired Impaired Loans
Contractually required principal and interest at acquisition...	$ 5,577
Contractual cash flows not expected to be collected...............	2,441
Expected cash flows at acquisition.............................................	3,136
Interest component of expected cash flows..............................	359
Basis is acquired loans at acquisition-estimated fair value.....	$ 2,777

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

Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The CDI value represents the future economic benefit of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible of $582 thousand is being amortized over an estimated useful life of approximately 10 years. Amortization expense was $97 thousand and $88 thousand for the years ended December 31, 2014 and 2013, respectively.

The following table shows amortization expense for the core deposit intangible for the next 5 years:

In thousands
2015...............	$ 86
2016...............	76
2017...............	65
2018...............	55
2019...............	44

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

A summary of merger related costs included in the consolidated statements of operations follows (dollars in thousands):

For the Year Ended December 31, 2013
Accounting.....................................................................	$ 26
Branch consolidation.....................................................	103
Investment banking.......................................................	350
Investor & customer document printing and filing…...	153
Legal ............................................................................	5
Purchase accounting consulting....................................	50
Salaries and employee benefits.....................................	83
System contract termination..........................................	314
System conversion/deconversion costs.........................	450
$ 1,534

Pro Forma Condensed Combined Financial Information

If the merger between First Priority and Affinity had been completed on January 1, 2013, unaudited pro forma total revenue, consisting of net interest income plus non-interest income for the year ended December 31, 2013 would have been $17.02 million and net loss would have been $2.43 million.   These amounts do not include merger related expenses. Supplemental pro forma earnings for 2013 were adjusted to exclude $1.53 million of merger related costs incurred in the year ended December 31, 2013. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Affinity at the beginning of 2013. Cost savings are also not reflected in the unaudited pro forma amounts for the periods presented, respectively. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

Note 3—Recently Issued Accounting Standards

In January 2014, the FASB issued ASU 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. With the adoption of ASU 2014-04 we do not expect to have a significant impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. With the adoption of ASU 2014-09 we do not expect to have a significant impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this update require a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal plus interest) expected to be recovered from the guarantor. The guidance becomes effective for us on January 1, 2015, and we do not expect this to have a significant impact on our financial statements.

Note 4—Earnings (Loss) Per Common Share

Diluted earnings (loss) per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings (loss) per share, the Company’s reported net income (loss) is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income (loss) to common shareholders. For the year ended December 31, 2013 diluted loss per share is the same as basic loss per share, as the effect of any common stock equivalent is antidilutive. For the year ended December 31, 2013 there were 851 thousand common stock equivalent shares, all of which were antidilutive and therefore, excluded from earnings per share calculations.

The calculations of basic and diluted earnings (loss) per common share are presented below for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
(In thousands, except per share information)
Net income.......................................................................................	$6,925	$196
Less: preferred stock dividends....................................................	(570)	(479)
Less: net discount accretion on preferred stock .......................	(9)	(53)
Income (loss) to common shareholders.......................................	$6,346	$(336)
Weighted average basic common shares outstanding.............	6,443	5,822
Effect of dilutive stock options.....................................................	14	-
Weighted average number of common shares used to calculate diluted earnings per common share…………..…...	6,457	5,822
Basic earnings (loss) per common share.....................................	$0.98	$(0.06)
Diluted earnings (loss) per common share..................................	$0.98	$(0.06)

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
	(Dollars in thousands)
Preferred dividends:
Preferred Series A...............................................................	$320	$229
Preferred Series B................................................................	20	20
Preferred Series C................................................................	230	230
Total preferred dividends .................................................	$570	$479

Net accretion (amortization) on preferred stock:
Preferred Series A ..............................................................	$(9)	$(57)
Preferred Series B................................................................	2	5
Preferred Series C................................................................	(2)	(1)
Total net accretion (amortization) on preferred stock ..	$(9)	$(53)

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

At March 31, 2014, the Company transferred securities with fair values of $3.7 million consisting of six obligations of states and political subdivisions and one corporate bond from available for sale securities to held to maturity securities. Net unrealized holding losses arising prior to the reclassification date as of March 31, 2014 totaled $137 thousand are reported as a separate line item within accumulated other comprehensive income. The balance of net unrealized holding gains, totaling $51 thousand as of December 31, 2014 and $252 thousand as of December 31, 2013, is being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 49,451	$ 21	$ (196)	$ 49,276
Obligations of states and political subdivisions....................................	4,902	8	(39)	4,871
Federal agency mortgage-backed securities...........................................	20,233	192	(74)	20,351
Federal agency collateralized mortgage obligations...............................	532	2	(2)	532
Other debt securities.............................................................................	500	2	-	502
Money market mutual fund..................................................................	25	-	-	25
Total investment securities available for sale..................................	$ 75,643	$ 225	$ (311)	$ 75,557
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 15,475	$ 564	$ (12)	$ 16,027
Other debt securities.............................................................................	481	36	-	517
Total held to maturity.....................................................................	$ 15,956	$ 600	$ (12)	$ 16,544

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 48,612	$ 4	$ (555)	$ 48,061
Obligations of states and political subdivisions....................................	8,321	-	(500)	7,821
Federal agency mortgage-backed securities...........................................	20,908	57	(411)	20,554
Federal agency collateralized mortgage obligations...............................	758	6	(5)	759
Other debt securities.............................................................................	1,252	3	(48)	1,207
Money market mutual fund..................................................................	234	-	-	234
Total investment securities available for sale..................................	$ 80,085	$ 70	$ (1,519)	$ 78,636
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 10,963	$ -	$ (695)	$ 10,268
Total held to maturity.....................................................................	$ 10,963	$ -	$ (695)	$ 10,268

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2014 and 2013.

	As of December 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 30,000	$ -	1	$ 16,753	$ (196)	15	$ 46,753	$ (196)	16
Obligations of states and political subdivisions	576	(1)	1	3,076	(38)	8	3,652	(39)	9
Federal agency mortgage-backed securities	-	-	-	5,882	(74)	4	5,882	(74)	4
Federal agency collateralized mortgage obligations	-	-	-	296	(2)	1	296	(2)	1
Total Available for Sale...............	$ 30,576	$ (1)	2	$ 26,007	$ (310)	28	$ 56,583	$ (311)	30
Held to Maturity:
Obligations of states and political subdivisions	$ -	$ -	-	$ 1,481	$ (12)	3	$ 1,481	$ (12)	3
Total Held to Maturity..........	$ -	$ -	-	$ 1,481	$ (12)	3	$ 1,481	$ (12)	3

	As of December 31, 2013
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 21,057	$ (555)	18	$ -	$ -	-	$ 21,057	$ (555)	18
Obligations of states and political subdivisions	7,821	(500)	19	-	-	-	7,821	(500)	19
Federal agency mortgage-backed securities	12,772	(411)	10	-	-	-	12,772	(411)	10
Federal agency collateralized mortgage obligations	411	(5)	1	-	-	-	411	(5)	1
Other debt securities	702	(48)	2	-	-	-	702	(48)	2
Total Available for Sale.........	$ 42,763	$ (1,519)	50	$ -	$ -	-	$ 42,763	$ (1,519)	50
Held to Maturity:
Obligations of states and political subdivisions	$ 9,488	$ (610)	21	$ 780	$ (85)	2	$ 10,268	$ (695)	23
Total Held to Maturity..........	$ 9,488	$ (610)	21	$ 780	$ (85)	2	$ 10,268	$ (695)	23

As of December 31, 2014, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of December 31, 2014 represents other than temporary impairment.

For the year ended December 31, 2014 gross gains of $51 thousand were realized from the sale of available for sale securities.  There were no realized gains or losses for the year ended December 31, 2013.

Securities with an estimated fair value of $32.6 million and $44.3 million were pledged at December 31, 2014 and 2013, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $89 thousand and $106 thousand as of December 31, 2014 and December 31, 2013, respectively.

The amortized cost and fair value of securities as of December 31, 2014 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2014
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year..............................	$ 30,501	$ 30,502	$ -	$ -
Due after one year through five years...	18,960	18,808	479	476
Due after five years through ten years..	8,980	8,982	1,370	1,384
Due after ten years................................	17,177	17,240	14,107	14,684
	75,618	75,532	15,956	16,544
Money market mutual fund..................	25	25	-	-
Total.........................................	$ 75,643	$ 75,557	$ 15,956	$ 16,544

Note 6—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2014 and 2013.

	December 31,
	2014	2013
	(Dollars in thousands)
Commercial:
Commercial and industrial................................	$ 75,412	$ 76,659
Commercial mortgage.......................................	168,969	149,492
Commercial construction.................................	6,497	4,373
Total commercial..........................................	250,878	230,524
Residential mortgage loans............................	80,134	56,979
Consumer:
Home equity lines of credit..............................	27,902	29,263
Other consumer loans......................................	16,378	19,317
Total consumer.............................................	44,280	48,580
Total loans................................................	375,292	336,083
Allowance for loan losses...............................	(2,313)	(2,273)
Net deferred loan cost (fees)...........................	(70)	(346)
Total loans receivable, net	$ 372,909	$ 333,464

First Priority has acquired various loans through the acquisition of Affinity for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of the acquired impaired loans included in the loan balances above are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Commercial and industrial................	$ 699	$ 1,685
Commercial mortgage........................	284	566
Commercial construction..................	-	887
Residential mortgage loans..............	186	186
Other consumer loans.......................	-	272
Total unpaid principal balance..	$ 1,169	$ 3,596
Net recorded investment............	$ 602	$ 2,050

The following table presents the changes in accretable yield related to purchased-credit-impaired loans for the years ended December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Accretable yield balance, beginning of period......................................	$ 56	$ -
Additions resulting from acquisition......................................................	-	293
Accretion to interest income....................................................................	(176)	(167)
Reclassification from nonaccretable difference and disposals, net....	120	(70)
Accretable yield balance, end of period.................................................	$ -	$ 56

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2014, these loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. As of December 31, 2013, these same classifications of loans totaled $64.0 million and $42.7 million, respectively, or 19.1% and 12.7%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2014 and 2013:

	For the year ended
	December 31, 2014
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$ 445	$ (137)	$ 58	$ 422	$ 788
Commercial mortgage	452	(169)	-	185	468
Commercial construction	12	-	10	4	26
Residential mortgage loans	149	(194)	-	204	159
Home equity lines of credit	177	(603)	17	679	270
Other consumer loans	67	(89)	15	94	87
Unallocated	971	-	-	(456)	515
Total	$ 2,273	$ (1,192)	$ 100	$ 1,132	$ 2,313

	For the year ended
	December 31, 2013
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$ 566	$ (339)	$ 35	$ 183	$ 445
Commercial mortgage	559	(188)	-	81	452
Commercial construction	31	-	-	(19)	12
Residential mortgage loans	176	(14)	7	(20)	149
Home equity lines of credit	89	(332)	5	415	177
Other consumer loans	41	(21)	15	32	67
Unallocated	998	-	-	(27)	971
Total	$ 2,460	$ (894)	$ 62	$ 645	$ 2,273

The following tables present the balance in the allowance for loan losses at December 31, 2014 and 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 788	$ 147	$ 641	$ 75,412	$ 2,131	$ 73,281
Commercial mortgage.............	468	5	463	168,969	3,660	165,309
Commercial construction.......	26	-	26	6,497	-	6,497
Residential mortgage loans.....	159	-	159	80,134	347	79,787
Home equity lines of credit...	270	12	258	27,902	113	27,789
Other consumer loans............	87	2	85	16,378	364	16,014
Unallocated............................	515	-	515	-	-	-
Total......................................	$ 2,313	$ 166	$ 2,147	$ 375,292	$ 6,615	$ 368,677

	December 31, 2013
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 445	$ 93	$ 352	$ 76,659	$ 1,822	$ 74,837
Commercial mortgage.............	452	19	433	149,492	1,650	147,842
Commercial construction.......	12	-	12	4,373	440	3,933
Residential mortgage loans.....	149	-	149	56,979	247	56,732
Home equity lines of credit...	177	-	177	29,263	-	29,263
Other consumer loans............	67	-	67	19,317	259	19,058
Unallocated............................	971	-	971	-	-	-
Total......................................	$ 2,273	$ 112	$ 2,161	$ 336,083	$ 4,418	$ 331,665

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2014 and 2013 as well as for the years then ended, respectively:

	December 31, 2014			December 31, 3013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial.................	$ 1,840	$ 2,290	$ -	$ 1,592	$ 3,020	$ -
Commercial mortgage........................	3,618	3,928	-	1,136	1,465	-
Commercial construction...................	-	-	-	440	887	-
Residential mortgage loans................	347	426	-	247	318	-
Home equity lines of credit...............	101	101	-	-	-	-
Other consumer loans........................	196	215	-	259	335	-
With an allowance recorded:
Commercial and industrial.................	$ 291	$ 301	$ 147	$ 230	$ 230	$ 93
Commercial mortgage........................	42	70	5	514	520	19
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	-	-	-	-	-	-
Home equity lines of credit...............	12	12	12	-	-	-
Other consumer loans........................	168	168	2	-	-	-
Total:
Commercial and industrial.................	$ 2,131	$ 2,591	$ 147	$ 1,822	$ 3,250	$ 93
Commercial mortgage........................	3,660	3,998	5	1,650	1,985	19
Commercial construction...................	-	-	-	440	887	-
Residential mortgage loans................	347	426	-	247	318	-
Home equity lines of credit...............	113	113	12	-	-	-
Other consumer loans........................	364	383	2	259	335	-
Total........................................	$ 6,615	$ 7,511	$ 166	$ 4,418	$ 6,775	$ 112

	For the year ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial................	$ 1,565	$ 40	$ 2,718	$ 8
Commercial mortgage.......................	1,132	2	875	-
Commercial construction.................	256	14	391	23
Residential mortgage loans.............	278	-	682	6
Home equity lines of credit..............	70	1	381	1
Other consumer loans......................	285	-	195	-
With an allowance recorded:
Commercial and industrial................	$ 194	$ -	$ 641	$ 24
Commercial mortgage.......................	107	-	1,128	-
Commercial construction.................	-	-	328	12
Residential mortgage loans.............	-	-	26	-
Home equity lines of credit..............	17	-	-	-
Other consumer loans......................	33	-	-	-
Total:
Commercial and industrial................	$ 1,759	$ 40	$ 3,359	$ 32
Commercial mortgage.......................	1,239	2	2,003	-
Commercial construction.................	256	14	719	35
Residential mortgage loans.............	278	-	708	6
Home equity lines of credit..............	87	1	381	1
Other consumer loans......................	318	-	195	-
Total...........................................	$ 3,937	$ 57	$ 7,365	$ 74

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)
Commercial and industrial............	$ 1,474	$ 1,822
Commercial mortgage....................	2,370	1,650
Commercial construction..............	-	297
Residential mortgage loans..........	347	247
Home equity lines of credit..........	31	-
Other consumer loans...................	262	260
Total loans................................	$ 4,484	$ 4,276

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $379 thousand and $301 thousand for the years ended December 31, 2014 and 2013, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2014 and 2013:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial...............	$ 73,498	$ -	$ 1,914	$ -	$ 75,412
Commercial mortgage.......................	163,899	745	4,325	-	168,969
Commercial construction.................	6,497	-	-	-	6,497
Residential mortgage loans.................	79,787	-	347	-	80,134
Consumer:
Home equity lines of credit.............	27,871	-	31	-	27,902
Other consumer loans......................	16,116	-	262	-	16,378
Total..................................	$ 367,668	$ 745	$ 6,879	$ -	$ 375,292

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ 73,959	$ 379	$ 2,321	$ -	$ 76,659
Commercial mortgage..................	146,645	782	2,065	-	149,492
Commercial construction............	3,933	-	440	-	4,373
Residential mortgage loans............	56,863	-	116	-	56,979
Consumer:
Home equity lines of credit........	29,067	-	196	-	29,263
Other consumer loans.................	19,268	-	49	-	19,317
Total.............................	$ 329,735	$ 1,161	$ 5,187	$ -	$ 336,083

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013:

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ 70	$ 102	$ 1,260	$ 1,432	$ 73,980	$ 75,412
Commercial mortgage..................	310	15	2,355	2,680	166,289	168,969
Commercial construction............	-	-	-	-	6,497	6,497
Residential mortgage loans............	478	-	312	790	79,344	80,134
Consumer:
Home equity lines of credit........	-	-	12	12	27,890	27,902
Other consumer loans.................	31	66	214	311	16,067	16,378
Total.............................	$ 889	$ 183	$ 4,153	$ 5,225	$ 370,067	$ 375,292

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ -	$ 74	$ 1,368	$ 1,442	$ 75,217	$ 76,659
Commercial mortgage..................	-	-	1,511	1,511	147,981	149,492
Commercial construction............	-	-	-	-	4,373	4,373
Residential mortgage loans............	170	-	247	417	56,562	56,979
Consumer:
Home equity lines of credit........	135	-	-	135	29,128	29,263
Other consumer loans.................	256	17	210	483	18,834	19,317
Total.............................	$ 561	$ 91	$ 3,336	$ 3,988	$ 332,095	$ 336,083

As of December 31,2014, there was one residential mortgage loan totaling $70 thousand which was greater than 90 days past due and still accruing interest which has subsequently been paid current.  As of December 31, 2013, there were no loans greater than 90 days past due and still accruing interest.

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s declining financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

The following tables reflect information regarding troubled debt restructurings entered into by the Company for each of the periods ended December 31, 2014 and 2013:

	For the year ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial....	1	$ 28	$ 28
Commercial mortgage............	1	1,292	1,292
Home equity lines of credit..	2	112	102
Other consumer loans...........	3	170	158
Total.....................................	7	$ 1,602	$ 1,580

	For the year ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Residential mortgage loans..	1	$ 76	$ 76
Total.....................................	1	$ 76	$ 76

As of December 31, 2014 and December 31, 2013, a residential mortgage loan with a current balance of $76 thousand, acquired through the Affinity merger, has remained in default and classified as non-accrual. Additionally as of each respective date two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $78 thousand were in default and remain classified as non-accrual status.

Note 7—Transactions with Executive Officers, Directors and Principal Shareholders

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal shareholders, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve more than the normal risk of collectability. Activity of these loans is as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of year..................................	$6,859	$5,734
New loans...............................................................	3,045	1,674
Loans acquired through merger with Affinity..	-	1,304
Loans of Retired/Deceased Officers...................	(1,499)	(453)
Repayments............................................................	(2,797)	(1,400)
Balance at end of year..........................................	$5,608	$6,859

 Deposits of related parties totaled $9.0 million and $9.1 million at December 31, 2014 and 2013, respectively.

Note 8—Premises and Equipment

The components of premises and equipment at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Buildings............................................................................	$ 1,143	$ 1,139
Leasehold improvements.................................................	1,822	1,693
Furniture, fixtures and equipment..................................	812	715
Automobile........................................................................	24	26
Computer equipment and data processing software...	702	610
	4,503	4,183
Accumulated depreciation..............................................	(2,134)	(1,650)
	$ 2,369	$ 2,533

Depreciation expense for the years ended December 31, 2014 and 2013 was $484 thousand and $420 thousand, respectively.

Note 9—Deposits

The components of deposits at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Demand, non-interest bearing...............	$ 49,462	$ 47,997
Demand, interest-bearing.......................	34,186	51,690
Money market and savings accounts..	101,486	102,624
Time, $100 and over................................	50,948	43,716
Time, other................................................	142,127	111,393
	$ 378,209	$ 357,420

Included in time, other at December 31, 2014 and 2013 are brokered deposits of $74.6 million, and $36.2 million, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

December 31, 2014
(Dollars in thousands)
12/31/2015............	$51,854
12/31/2016............	74,508
12/31/2017............	40,058
12/31/2018............	21,242
12/31/2019............	5,413
Thereafter.............	-
$193,075

Note 10—Borrowings

As of December 31, 2014 and 2013, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

First Priority Bank became a member of FHLB in March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $2.9 million and $2.6 million at December 31, 2014 and 2013, respectively, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on First Priority Bank’s loan portfolio. At December 31, 2014 and 2013, respectively, First Priority Bank had borrowing capacity with the FHLB, estimated at $144 million and $107 million, respectively, with advances outstanding as of those dates of $62.5 million and $44.6 million, respectively. Investment securities with a carrying value of $89 thousand and $106 thousand were specifically pledged as collateral to secure FHLB borrowings at December 31, 2014 and 2013, respectively.
Short-Term Borrowings

At December 31, 2014 and 2013, First Priority had short-term borrowings totaling $51.5 million and $33.6 million, respectively, consisting of overnight or less than 30 day advances from the FHLB. Advances from the FHLB at December 31, 2014 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for the years ended December 31, 2014 and 2013. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

	December 31,
	2014	2013
	(Dollars in thousands)
Federal funds purchased:
Balance at year end.........................................	$-	$-
Weighted average rate at year end...............	-	-
Maximum month-end balance........................	$609	$492
Average daily balance during the year........	$38	$30
Weighted average rate during the year.......	0.51%	0.51%
FHLB short-term borrowings:
Balance at year end.........................................	$51,472	$33,625
Weighted average rate at year end...............	0.30%	0.24%
Maximum month-end balance........................	$51,572	$33,625
Average daily balance during the year........	$32,687	$9,768
Weighted average rate during the year.......	0.30%	0.25%

The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month end during each of the periods shown.

Long-Term Debt

Long-term debt, consisting of FHLB advances, totaled $11.0 million as of both December 31, 2014 and 2013, respectively. Average balances outstanding totaled $11.0 million and $12.3 million, respectively, with an average cost of 0.89% and 1.18%, respectively, for the years ended December 31, 2014 and 2013. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

At December 31, 2014, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2015.......................	$ 1,000	0.55%
2016.......................	3,000	0.77%
2017.......................	7,000	0.97%
	$ 11,000	0.88%

Note 11—Lease Commitments

Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2014, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

	Minimum Lease Payments	Minimum Rentals (Sub-lease)
	(Dollars in thousands)
2015.....................	$ 1,268	$ 42
2016.....................	1,076	42
2017.....................	879	4
2018.....................	642	-
2019.....................	575	-
Thereafter...........	3,750	-
	$ 8,190	$ 88

The minimum lease payments shown above include payments for the entire initial term. One lease agreement included above contains an option for the Company to cancel the lease midway through the initial lease period for an incremental fee. One lease contains pre-determined rental costs for the initial ten years of the lease, including an initial five year renewal option, based on management’s original expectations for this location. All other option periods for which the Company has an option to extend the lease beyond initial periods have not been included as part of the minimum lease payments.

Lease expense for all leases for the years ended December 31, 2014 and 2013 was $1.28 million and $1.24 million, respectively.

Additionally, the Wyomissing office of the Bank was closed and consolidated into the Wyomissing office acquired through the merger with Affinity. The lease on the closed Wyomissing office will expire on January 31, 2017. In January 2014, the Company signed a sublease agreement which provides for future rental payments through the end of the existing lease.

Note 12—Severance and Employment Agreements

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

In each case, the previously executed change in control agreement between the senior officer and the Company, which generally provided for 12 to 24 months of severance payments in the event of involuntary termination of employment or resignation for specified events of “good reason” following a change in control, was terminated with the consent of each senior officer. In lieu of the change in control agreements, each senior officer will instead participate in the Bank’s Severance Plan, which is a broad-based severance plan applicable to certain employees of the Company and the Bank. Each senior officer will receive a severance benefit equal to continued base salary, as defined, for a period ranging between six and eighteen months in the event that the officer’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In addition, each senior officer also received a grant of stock options under the Company’s existing Stock Compensation Program. Such options, which vest only upon a change in control of the Company, will remain outstanding for a period of ten years, expiring as of December 19, 2023, at an exercise price of $5.25. These newly issued options, totaling 355,000 were generally granted to replace 315,000 previously granted options, which had exercise prices of either $10.00 or $10.25 per share and which the Company and each senior officer mutually agreed to terminate.

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

On February 20 and December 18, 2009, the Company issued preferred stock to the U.S. Department of the Treasury (“Treasury”) under the “Troubled Asset Relief Program—Capital Purchase Program” which placed limitations on executive payments which effectively eliminates any payments under these change in control agreements during the period that the Treasury holds any equity securities of the Company acquired through this program. Subsequently, on February 8, 2013, the Treasury sold its entire holdings of the Company’s preferred stock, which eliminates these previously placed limitations on executive payments. Note 13 discusses the issuance and subsequent transfer of ownership of the preferred stock under this program.

Note 13—Shareholders’ Equity

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

Note 14—Deferred Compensation Plan

In December 2008, the Company adopted a Deferred Compensation Plan for the benefit of a select group of executives of the Company, eligibility as determined by the Board of Directors. The Plan was an unfunded arrangement which became effective January 1, 2009. The Plan was subject to annual renewal by the Board of Directors and was terminated effective close of business December 31, 2009.

On December 31, 2009, the Company issued 20,302 shares of restricted common stock based on a conversion price of $10 per share. During 2010, 1,003 of these shares were forfeited, related to a salary deferral of $10 thousand which was also forfeited under the plan, resulting in 19,299 remaining shares outstanding under this plan as of December 31, 2014 and 2013, respectively. These shares are restricted and subject to the vesting requirements as defined within the Plan.

The restricted stock issued as part of this plan will vest on December 31, 2015, or upon a Change of Control as determined by the Plan, and the related stock compensation costs are being amortized over this vesting period.

Note 15—Stock Compensation Program

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan which vest only upon change in control, and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price. As of December 31, 2014 and 2013, 7,175 shares and 4,975 shares, respectively, of restricted common stock were outstanding to non-management employees throughout the Company under the Stock Compensation Program.

A summary of the status of the Program is presented below:

	For the Years Ended December 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year................	850,649	$ 6.96	712,350	$ 8.87
Granted during year.................................	30,000	5.67	355,000	5.25
Acquired in merger with Affinity...........	-	-	132,112	8.49
Forfeited/cancelled during the year.......	(8,806)	9.31	(348,813)	9.70
Expired........................................................	(5,230)	6.64	-	-
Outstanding at end of year (1).....................	866,613	$ 6.89	850,649	$ 6.96
Exercisable at end of year (1)........................	297,113	$ 9.77	298,149	$ 9.71

 (1)Included in options outstanding and exercisable at year end are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at December 31, 2014 and 2013 were 6.15 years and 2.41 years, respectively and 6.96 years and 4.99 years, respectively. The aggregate intrinsic value of options outstanding was $229 thousand as of December 31, 2014 and there is no aggregate intrinsic value of exercisable options as of this same date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, excluding those issued as part of the merger with Affinity:

	2014	2013
Dividend yield..................................	0.0%	0.0%
Expected life.....................................	7 years	5 years
Expected volatility...........................	32%	33%
Risk-free interest rate......................	2.08%	1.67%
Weighted average fair value..........	$ 2.14	$ 1.62

Under the terms of the merger agreement with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of December 31, 2014, 90,763 of these options remain outstanding with an average exercise price of $9.20 and a remaining contractual term of 2.6 years.

These options were valued at the date of the merger at $44 thousand based on the following weighted average assumptions:

Dividend yield........................................	0.0%
Expected life............................................	2.6 years
Expected volatility.................................	33%
Risk-free interest rate............................	0.38%
Weighted average fair value................	$ 0.36
FPFC stock price at date of issuance..	$ 5.22

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented

As of December 31, 2014, there was $121 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the severance plan (see note 12). That cost is expected to be recognized over a weighted average period of 2.21years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.

Restricted stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan was recorded at the date of the award based on the estimated fair value of the shares. As of December 31, 2014, there was $312 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 17, 2017.

A summary of restricted stock award activity is presented below for the years presented:

	For the Years Ended December 31,
	2014	2013
Outstanding unvested shares at beginning of year...	113,774	21,074
Shares granted during year............................................	8,625	93,125
Shares forfeited/cancelled during year.........................	(525)	(425)
Outstanding unvested shares at end of year..............	121,874	113,774

Note 16—Federal Income Taxes

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

During the historical three year period ended December 31, 2014, First Priority has recorded cumulative pre-tax earnings totaling $3.4 million, and exclusive of cumulative non-recurring merger related costs totaling $2.0 million, which are not reflective of ongoing operations of the Company, cumulative pre-tax earnings of $5.4 million over this same period. Furthermore, excluding merger related costs, First Priority recorded a profit in each of the prior fourteen quarters ended December 31, 2014. These results constitute positive evidence that allows First Priority to overcome the accounting criteria that “cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome” when determining if a valuation allowance should be maintained.

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

When evaluating the Company’s deferred tax asset and related valuation allowance, management considered the four sources of taxable income identified in ASC Topic 740-10-30-18 including:

●	Future reversals of existing taxable temporary differences.
●	Taxable income in prior carryback year(s) if carryback is permitted under the tax law.
●	Tax-planning strategies (see paragraph 740-10-30-19) that would, if necessary, be implemented
●	Future taxable income exclusive of reversing temporary differences and carryforwards

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

Based on the analysis of available positive and negative evidence, the Company determined that the valuation allowance on net deferred tax assets, totaling $4.8 million as of September 30, 2014, was reversed and the net DTA is currently reported on the balance sheet of First Priority. In connection with reversing the valuation allowance, the Company has recorded current tax expense in its statement of operations and has reported earnings of the Company to its shareholders and regulators on an after tax basis.

The components of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses....................................................	$242	$341
Organization and start-up costs..........................................	112	131
Net operating loss carryforwards.......................................	2,680	2,813
Net operating loss carryforwards--acquired.....................	999	1,181
Acquisition accounting........................................................	-	264
Contribution carryforward...................................................	10	5
Non-qualified stock option expense...................................	316	223
Interest deferral on non-accrual loans...............................	192	208
Other real estate owned deferred costs.............................	194	187
Unrealized loss on available for sale securities................	3	407
Alternative minimum tax carryforward...............................	53	-
Property and equipment.......................................................	59	-
Other........................................................................................	23	11
	4,883	5,771
Valuation allowance....................................................................	-	(5,600)
Total Deferred Tax Assets, Net of Valuation Allowance.....	4,883	171
Deferred tax liabilities:
Property and equipment.......................................................	-	16
Acquisition accounting........................................................	151	-
Cash basis conversions.......................................................	178	149
Other........................................................................................	13	6
	342	171
Net Deferred Tax Asset.......................................................	$4,541	$-

The most significant component of the Company’s deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $10.8 million as of December 31, 2014. First Priority currently has NOL carryforwards of $7.9 million at December 31, 2014, which expire in 2026 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $2.0 million as of December 31, 2014, that is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, a NOL carryforward balance of $940 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of December 31, 2014. These NOL carryforwards are also subject to certain limitations and expires in 2026 through 2032 if not fully utilized.

The following table presents the Federal income tax (benefit) expense for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
	2014	2013
	(Dollars in thousands)
Federal:
Current.................................................	$36	$-
Deferred...............................................	655	(1,257)
Valuation allowance...........................	(5,193)	1,290
Federal income tax (benefit) expense...	$(4,502)	$33

Reconciliation of the statutory federal income tax (benefit) expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2014	2013
	(Dollars in thousands)
Federal income tax expense (benefit) at statutory rate of 34%:	$824	$78
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net......................................................	(29)	(31)
Non-deductible merger related costs.............................................	-	438
Tax exempt income on bank owned life insurance.......................	(32)	-
AMT taxes paid................................................................................	-	33
Change in valuation allowance.......................................................	(5,193)	(504)
Other...................................................................................................	(72)	19
Federal income tax (benefit) expense...................................................	$(4,502)	$33

For the period ended December 31, 2013, the Company recorded current federal income tax expense of $33 thousand related to the alternative minimum tax calculation. In addition, the Company recorded $33 thousand of deferred federal income tax expense for the period ended December 31, 2013 which was fully reserved by the valuation allowance.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2014 and 2013, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2011 are closed to examination by Federal and State taxing authorities.

Note 17—Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2014 and 2013, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $83.2 million and $77.7 million, respectively. In addition, as of each of these dates, there were $349 thousand and $1.3 million of performance standby letters of credit outstanding, respectively, and $1.1 million and $1.3 million of financial standby letters of credit as of each respective period.

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

In addition, as of December 31, 2014 and 2013, the Bank pledged $149 thousand and $199 thousand, respectively, of deposit balances at a correspondent bank to support a letter of credit with balances of $149 thousand and $199 thousand, respectively, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank. Also, as of December 31, 2013, the Bank had outstanding a financial standby letter of credit, which was collateralized by a pledge of Bank assets at a correspondent bank totaling $512 thousand. This commitment was closed during the second quarter of 2014.

Note 18—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

The Bank’s capital amounts and ratios at December 31, 2014 and 2013 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2014
Total capital (to risk-weighted assets)	$45,327	12.87%	$	≥28,177	≥8.0%	$	≥35,221	≥10.0%
Tier 1 capital (to risk-weighted assets)	42,979	12.20		≥14,088	≥4.0		≥21,132	≥6.0
Tier 1 capital (to total assets)	42,979	9.34		≥18,410	≥4.0		≥23,012	≥5.0
December 31, 2013
Total capital (to risk-weighted assets)	$42,194	12.90%	$	≥26,170	≥8.0%	$	≥32,713	≥10.0%
Tier 1 capital (to risk-weighted assets)	39,886	12.19		≥13,085	≥4.0		≥19,628	≥6.0
Tier 1 capital (to total assets)	39,886	9.48		≥16,833	≥4.0		≥21,041	≥5.0

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

Note 19—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2014 and 2013 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations.................	$ 49,276	$ -	$ 49,276	$ -
Obligations of states and political subdivisions...................................	4,871	-	4,871	-
Federal agency mortgage-backed securities..........................................	20,351	-	20,351	-
Federal agency collateralized mortgage obligations..............................	532	-	532	-
Other debt securities............................................................................	502	-	502	-
Money market mutual fund.................................................................	25	25	-	-
Total assets measured at fair value on a recurring basis.......................	$ 75,557	$ 25	$ 75,532	$ -

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2013:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations.................	$ 48,061	$ -	$ 48,061	$ -
Obligations of states and political subdivisions...................................	7,821	-	7,821	-
Federal agency mortgage-backed securities..........................................	20,554	-	20,554	-
Federal agency collateralized mortgage obligations..............................	759	-	759	-
Other debt securities............................................................................	1,207	-	1,207	-
Money market mutual fund.................................................................	234	234	-	-
Total assets measured at fair value on a recurring basis.......................	$ 78,636	$ 234	$ 78,402	$ -

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2014:
Impaired loans..........................................................................	$ 2,205	$ -	$ -	$ 2,205
Repossessed assets..................................................................	42	-	-	42
Other real estate owned...........................................................	105	-	-	105
Total assets measured at fair value on a nonrecurring basis.....	$ 2,352	$ -	$ -	$ 2,352
As of December 31, 2013:
Impaired loans..........................................................................	$ 1,794	$ -	$ -	$ 1,794
Repossessed assets..................................................................	75	-	-	75
Other real estate owned...........................................................	181	-	-	181
Total assets measured at fair value on a nonrecurring basis.....	$ 2,050	$ -	$ -	$ 2,050

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

Quantitative information about Level 3 fair value measurements at December 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 2,205	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-5% (0.12%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8% (8.00%)
Repossessed assets	$ 42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$ 105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

Quantitative information about Level 3 fair value measurements at December 31, 2013 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 1,794	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	None
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8%-17% (8.35%)
Repossessed assets	$ 75	Appraisal of collateral(1)	Valuation adjustments(2)	10%
			Liquidation expenses	8%
Other real estate owned	$ 181	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	5%-10% (8.60%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $42 thousand and $75 thousand of repossessed assets as of December 31, 2014 and 2013, respectively.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At December 31, 2014 and 2013, the fair value consists of other real estate owned balances of $433 thousand and $524 thousand, respectively, net of valuation allowances of $328 thousand, and $343 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and 2013:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of December 31, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $542 thousand, net of valuation allowances of $166 thousand and partial charge-offs of $28 thousand; and loan balances with no related allowance recorded of $2.9 million, net of partial charge-offs of $1.1 million. As of December 31, 2013 the fair value of impaired loans consisted of loan balances with an allowance recorded of $744 thousand, net of valuation allowances of $112 thousand; and loan balances with no related allowance recorded of $1.6 million, net of partial charge-offs of $473 thousand.

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

At December 31, 2014 and 2013, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents....................................	$ 7,866	$ 7,866	$ 7,866	$ -	$ -
Securities available for sale...................................	75,557	75,557	25	75,532	-
Securities held to maturity....................................	15,956	16,544	-	16,544	-
Loans receivable, net.............................................	372,909	380,257	-	-	380,257
Restricted stock....................................................	2,984	2,984	-	2,984	-
Accrued interest receivable...................................	1,511	1,511	-	1,511	-

Liabilities:
Deposits...............................................................	378,209	379,203	-	379,203	-
Short-term borrowings..........................................	51,472	51,472	-	51,472	-
Long-term debt.....................................................	11,000	10,936	-	10,936	-
Accrued interest payable......................................	356	356	-	356	-

Off-balance sheet credit related instruments:
Commitments to extend credit..............................	-	-	-	-	-

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents....................................	$ 11,248	$ 11,248	$ 11,248	$ -	$ -
Securities available for sale...................................	78,636	78,636	234	78,402	-
Securities held to maturity....................................	10,963	10,268	-	10,268	-
Loans receivable, net.............................................	333,464	340,205	-	-	340,205
Restricted stock....................................................	2,731	2,731	-	2,731	-
Accrued interest receivable...................................	1,454	1,454	-	1,454	-

Liabilities:
Deposits...............................................................	357,420	358,636	-	358,636	-
Short-term borrowings..........................................	33,625	33,625	-	33,625	-
Long-term debt.....................................................	11,000	10,884	-	10,884	-
Accrued interest payable......................................	313	313	-	313	-

Off-balance sheet credit related instruments:
Commitments to extend credit..............................	-	-	-	-	-

Note 20—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and cash equivalents............................................................................	$ 586	$ 811
Investment in subsidiary................................................................................	49,414	41,656
Deferred taxes...................................................................................................	238	-
Other assets......................................................................................................	28	12
Total assets..................................................................................................	$ 50,266	$ 42,479

Liabilities and shareholders' equity
Other liabilities.................................................................................................	55	87
Shareholders' equity........................................................................................	50,211	42,392
Total liabilities and shareholders' equity.................................................	$ 50,266	$ 42,479

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31,
	2014	2013
	(Dollars in thousands)

Dividend income from subsidiary.....................................................................	$ 571	$ 479
Interest from subsidiary......................................................................................	2	2
Total income.................................................................................................	573	481
Non-interest expenses................................................................................	179	135
Income before taxes and equity in undistributed net income (loss) of subsidiary	394	346
Federal income tax benefit..................................................................................	(238)	-
Income before equity in undistributed net income (loss) of subsidiary.....	632	346
Equity in undistributed net income (loss) of subsidiary...............................	6,293	(150)
Net income....................................................................................................	$ 6,925	$ 196

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2014	2013
	(Dollars in thousands)

Operating activities:
Net income...............................................................................................................................	$ 6,925	$ 196
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiary..............................................	(6,293)	150
Deferred income tax benefit..............................................................................................	(238)	-
Net increase in other assets..............................................................................................	(16)	(11)
Net increase (decrease) in other liabilities......................................................................	(32)	55
Net cash provided by operating activities.................................................................	346	390

Investing activities:
Equity infusion to subsidiary...........................................................................................	-	(5,750)
Net cash used in investing activities..........................................................................	-	(5,750)

Financing activities:
Cash dividends declared on preferred stock..................................................................	(571)	(479)
Proceeds from issuance of common stock.....................................................................	-	6,572
Cash in lieu of fractional shares for merger with Affinity Bancorp............................	-	(1)
Cash paid to subsidary for expenses paid on behalf of acquired company..............	-	(82)
Net cash provided by (used in) financing activities.................................................	(571)	6,010
Net increase (decrease) in cash....................................................................................	(225)	650
Cash and cash equivalents at beginning of the period....................................................	811	161
Cash and cash equivalents at end of period......................................................................	$ 586	$ 811

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

(c) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2014.

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

Name and Principal Occupation	Age	Director Since (13)	Directorships in Public Cos. and Registered Investment Cos.
Frank Sabatucci Owner of Sabatucci Wealth Strategies, LLC. President of North Temple Builders, Inc.(1)	55	2013	None

Mel A. Shaftel Private Investor (2)	71	2007	None

Vincent P. Small, Jr. Private Investor and Business Consultant (3)	71	2007	None

William L. Wetty Private Investor and retired founder and President of A&L Handles, Inc. (4)	70	2007	None

Irvin Cohen Private Investor and former Chairman, CEO and President of Construction Fasteners, Inc., an international manufacturing company. (5)	89	2013	None

Barry L. Myers An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001. (6)	67	2013	None

David E. Sparks Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (7)	70	2007	None

Patrick M. Smith Certified Public Accountant & Partner of Rosenberg, Smith, Cooney and Migliore, P.C. (8)	59	2015	None

Steven A. Ehrlich President of First Priority Financial Corp. and President and CEO of First Priority Bank (9)	53	2013	None

Jerome I. Marcus Private Investor and former Medical Director and CEO of Omega Medical Laboratories (10)	64	2013	None

Alan P. Novak Attorney, Conrad O’Brien PC and President, Novak Strategic Advisors (11)	65	2007	None

Samuel J. Worthington, Jr. Business owner in Newtown, PA (12)	58	2008	None

________________

(1)

Mr. Sabatucci was a director of Affinity Bancorp, Inc. (“ABI”) since 2009 and Affinity Bank of Pennsylvania (“AB”) since its founding in 2002.  Mr. Sabatucci is the owner of Sabatucci Wealth Strategies, LLC, a wealth management firm.  Mr. Sabatucci is also President of North Temple Builders, Inc., a land development and construction company and Secretary of the Muhlenberg Township Planning Commission.

(2)

Mr. Shaftel served as a director of First Priority Financial Corp. (“FPFC”) since its formation in 2007, and has been a founding director of First Priority Bank since its inception in 2005.  Mr. Shaftel has been a private investor since 2004.  He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004.  Mr. Shaftel was a Vice Chairman of Lehman Brothers until his retirement in 1997.

(3)

Mr. Small served as a director of FPFC since its formation in 2007, and has been a founding director of First Priority Bank since its inception in 2005.  Mr. Small retired as a partner from PricewaterhouseCoopers in 1999.  He served as a member of the board of directors of Millennium Bank from 2002 to 2004 and as a member of the board of directors of Harleysville National Corporation from 2004 to 2005.

(4)

Mr. Wetty served as a director of FPFC since its formation in 2007, and has been a founding director of First Priority Bank since its inception in 2005.  Mr. Wetty founded A&L Handles, Inc., Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002.

(5)	Mr. Cohen was a director of ABI since 2009 and AB since its’ founding in 2002. He served as Chairman, CEO and President of Construction Fasteners, Inc. until January 2002 when he sold the company.
(6)	Mr. Myers was a director of ABI since 2009 and AB since its’ founding in 2002. He served as Chairman, CEO and President of B.L. Myers Bros., Inc. until December 2001 when he sold the company.
(7)

Mr. Sparks has served as a director of FPFC since its formation in 2007, and was the founder and has been a director of First Priority Bank since its inception in 2005.  Mr. Sparks has served as Chairman, President and CEO of FPFC from its inception in 2007.  Mr. Sparks also has served as Chairman and CEO of First Priority Bank from its inception in 2005.  Effective with the merger of FPFC and ABI on February 28, 2013, Mr. Sparks became Chairman and CEO of FPFC and Chairman of First Priority Bank.  Mr. Sparks was the Founder, Chairman and CEO of Millennium Bank from 1998 to 2004.

(8)

Mr. Smith has been a partner in the certified public accounting firm of Rosenberg, Smith, Cooney and Migliore, P.C. since 1991.  Mr. Smith has been a director of First Priority Bank since 2008 and previously served as a director of First Priority from March 17, 2009 until the merger of ABI in 2013.  Mr. Smith was appointed by the board of directors of First Priority on January 29, 2015 to serve out the vacated board position upon the resignation of Ms. Karen Tarte on January 19, 2015.

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

	Year	Salary ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(6) ($)	Total ($)
David E. Sparks, Chairman, and Chief Executive Officer (1)	2014 2013 2012	$243,269 $225,000 $218,269	$0 $25,000(7) $0	$25,860 $4,860 $14,580	$14,447 $14,447 $14,763	None None None	$0 $0 $0	$17,545 $17,056 $74,524(5)	$301,121 $286,363 $322,136
Steven A. Ehrlich, President (1)(2)	2014 2013	$225,000 $186,058	$0 $7,219	$0 $0	None None	None None	$0 $0	$45,978 $32,667	$270,978 $225,944
Lawrence E. Donato, Executive Vice President and Chief Risk Officer(1)	2014 2013 2012	$187,792 $181,800 $180,777	$0 $13,681 $11,534	$19,970 $2,430 $7,289	$8,668 $8,668 $8,984	None None None	$0 $0 $0	$13,843 $11,634 $38,741(5)	$230,273 $218,213 $247,325
Mary Ann Messmer, Executive Vice President(1)	2014 2013 2012	$187,792 $181,800 $180,777	$0 $10,908 $11,534	$19,231 $1,604 $4,811	$8,668 $8,668 $8,984	None None None	$0 $0 $0	$14,404 $13,488 $31,368(5)	$230,095 $216,468 $237,474
Mark J. Myers, Chief Financial Officer (1)	2014 2013 2012	$171,212 $165,000 $163,654	$0 $9,900 $10,441	$17,899 $971 $2,917	$5,779 $5,779 $5,779	None None None	$0 $0 $0	$11,734 $11,130 $21,945(5)	$206,624 $192,780 $204,736

(1)

Mr. Sparks is also the Chairman of First Priority Bank.  Mr. Ehrlich is also President and Chief Executive Officer of First Priority Bank.  Mr. Donato is also Executive Vice President and Chief Operating Officer of First Priority Bank.  Ms. Messmer is also Executive Vice President of First Priority Bank.  Mr. Myers is also Chief Financial Officer of First Priority Bank.

(2)

Prior to the Merger, Mr. Ehrlich was Chairman, President and Chief Executive Officer of Affinity Bancorp, Inc. and AB and assumed his positions with the Company and First Priority Bank effective March 1, 2013.  Accordingly, Mr. Ehrlich received no compensation from First Priority or First Priority Bank prior to March 1, 2013.  Mr. Ehrlich’s compensation with the Company is paid under an employment agreement which became effective with the Merger.   Mr. Ehrlich’s base salary is currently $225,000.  See “Mr. Ehrlich’s Employment Agreement” below.

(3)	The amounts reported represent specific performance awards approved by the compensation committee under the companywide incentive plan.
(4)	The amounts reported in this column reflect the expense, which is amortized through the vesting periods, for awards of restricted stock and stock options granted to the named executive.
(5)

Includes deferred compensation paid in 2012 related to compensation deferred in 2009 under the 2009 deferred compensation plan in amounts of $54,275 for Mr. Sparks; $27,138 for Mr. Donato; $17,911 for Ms. Messmer; and $10,855 for Mr. Myers.  See “Nonqualified Defined Contribution and Other Deferred Compensation Plans” below.

(6)

Includes for Mr. Sparks, a car allowance or car lease payments of $7,164 for 2014, $9,075 for 2013 and $8,400 for 2012 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of  the three years; for Mr. Myers, a car allowance for business use of his vehicle of $6,000 for each of the three years.  Mr. Ehrlich’s Employment Agreement provides for a car allowance that for 2104 amounted to $25,875 and $19,405 for 2013.  Includes the expense of a club membership used for business generation for Mr. Sparks in the amount of $1,150 for 2014, $1,000 for 2013 and $5,300 for 2012 and 2011 and for Mr. Ehrlich in the amount of $9,268 for 2014 and $5,555 for 2013.  The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Ehrlich, Donato and Myers and Ms. Messmer in 2014 were $7,012, $7,291, $5,816, $5,317 and $5,868, respectively, and for Messrs, Sparks, Donato and Myers and Ms. Messmer in 2013 were $6,981, $5,634, $5,130 and $5,688, respectively, and in 2012 were $6,548, $5,603, $5,090 and $5,652, respectively.  The Bank’s matching contribution under the AB Simple IRA Plan for Mr. Ehrlich was $5,867 in 2013.  Includes $1,840 premium on a life insurance policy for Mr. Ehrlich of which his estate is the beneficiary.

(7)	Mr. Sparks’ 2013 bonus was recorded in the proxy, but was not paid.

Outstanding Equity Awards at Fiscal Year End – 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David E. Sparks	25,000 0	0 60,000(1)	--	$5.58 $5.25	5/6/21 12/19/23	15,000(1) 5,019(4)	$63,000 $29,160	0 0	0 0
Steven A. Ehrlich (5)	6,133 6,160 6,378 7,114 8,096 8,341 8,341	0 0 0 0 0 0 0	--	$8.97 $11.21 $11.21 $10.19 $9.17 $9.17 $6.33	3/1/16 3/1/17 3/1/18 2/27/19 3/1/20 3/1/21 3/1/22
Lawrence E. Donato	15,000 0	0 45,000(1)	--	$5.58 $5.25	5/6/21 12/19/23	12,500(1) 50(3) 2,509(4)	$52,500 $266 $14,577	0 0 0	0 0 0
Mary Ann Messmer	15,000 0	0 45,000(1)	--	$5.58 $5.25	5/6/21 12/19/23	12,500(1) 50(2) 50(3) 1,656(4)	$52,500 $260 $266 $9,621	0 0 0 0	0 0 0 0
Mark J. Myers	10,000 0	0 40,000(1)	--	$5.58 $5.25	5/6/21 12/19/23	12,000(1) 50(2) 50(3) 1,003(4)	$50,400 $260 $266 $5,827	0 0 0 0	0 0 0 0

________________

(1)

Options and restricted stock granted on December 19, 2013 as part of the restructured change in control arrangements.  See “Restructured Change In Control Arrangements” below. Market value per share of the restricted stock is $4.20 which is based off the tangible book value per share at September 30, 2013.

(2)

Participation in a companywide restricted stock grant on June 30, 2013 which vest after three years of continuous employment.  Market value per share is based on June 30, 2013 book value per share of $5.19.

(3)

Participation in a companywide restricted stock grant on July 17, 2014 which vest after three years of continuous employment.  Market value per share is based on June 30, 2014 book value per share of $5.32.

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

Option Exercises and Stock Vested - 2014

The named executive officers did not exercise any stock options during the year ended December 31, 2014.

Pension Benefits

The named executive officers participate in First Priority Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan.  In 2014, the Bank’s match for Messrs. Sparks, Ehrlich, Donato and Myers and Ms. Messmer was $7,012 $7,291, $5,816, $5,317 and $5,868, respectively.

Restructured Change in Control Arrangements

During 2013, management and the Board of Directors took a series of steps to reduce the potential liability underlying the change-in-control agreements which had been in place since the Company’s inception in 2005.  These steps included a voluntary exchange of those contracts of all officers holding change in control contracts and stock options issued at previous dates for a new change-of-control severance plan and new stock options.  The result of these steps significantly reduces the Company’s liability in the event of a change in control.

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

Mr. Ehrlich’s Employment Agreement

As a condition to consummation of the Merger, Mr. Ehrlich entered into an employment agreement with First Priority.  The employment agreement provides that Mr. Ehrlich serves as the President of First Priority as well as the President and Chief Executive Officer of First Priority Bank.  The agreement has a term of three years that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other of non-renewal at least 60 days prior to such anniversary date.  The agreement provides Mr. Ehrlich with a base salary of $225,000, as adjusted effective January 1, 2013 by the ABI board of directors, and benefits commensurate with other First Priority executive officers, including health insurance, five weeks of vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things.  Under the agreement, Mr. Ehrlich’s employment can be terminated for “cause” as defined in the agreement.

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

Compensation of Directors

Name	Fees Earned Or Paid In Cash ($) (1) (2)	Stock Awards ($)	Option Awards (1)	All Other Compensation ($)	Total
Irvin Cohen	$5,000	-	-	-	$5,000
Jerome I. Marcus	$5,000	-	-	-	$5,000
Barry L. Myers	$5,000	-	-	-	$5,000
Alan P. Novak	$5,000	-	-	-	$5,000
Frank Sabatucci	$5,000		-	-	$5,000
Mel A. Shaftel	$5,000	-	-	-	$5,000
Patrick M. Smith	$5,000	-	-	-	$5,000
Vincent P. Small, Jr.	$5,000	-	-	-	$5,000
Karen G. Tarte	$5,000	-	-	-	$5,000
William L. Wetty	$5,000	-	-	-	$5,000

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2014.

_______________________

(1)

For their service on the First Priority board of directors from the date of the 2014 annual shareholders’ meeting to the 2015 annual shareholders’ meeting, all non-employee directors of the Company and of  the Bank were compensated with a retainer fee of $5,000.   Mr. Worthington did not receive a retainer fee as he was on a leave of absence.

(2)

Mr. Michael G. Wade serves on the board of directors of First Priority Bank and received a $5,000 retainer fee for 2014.  In addition, Mr. John K. Desmond who served on the board of directors of First Priority Bank until his death in August, 2014 received a $5,000 retainer fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock.  The following table provides the total number of stock awards outstanding, including the weighted average exercise price of stock options, as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding stock options (1)	Weighted Average Exercise Price	Number of restricted stock grants outstanding	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) and (c)) (2)
Equity compensation plans approved by security holders:
2009 Stock Compensation Program	766,613	$5.74	121,874	319,470
Equity compensation plans not approved by security holders:	—	—	—	—
Total	766,613	$5.74	121,874	319,470

_____________

(1)	Included in stock options outstanding are 355,000 stock options issued in connection with the Company’s Severance Plan, which will only vest if a change in control occurs.
(2)	The number of securities available for future issuance can be in the form of stock options or restricted stock grants.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 20, 2015, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing below (the “named executive officers”).  The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent Beneficial Ownership(1)
Irvin Cohen	113,063	(5)	1.75%
Lawrence E. Donato	163,729	(3)(6)(7)	2.53%
Steven A. Ehrlich	104,168	(5)	1.60%
Jerome I. Marcus	166,354		2.58%
Mary Ann Messmer	43,304	(3)(6)(7)	*
Barry L. Myers	29,203	(5)	*
Mark J. Myers	29,968	(6)(7)	*
Alan P. Novak	15,173	(2)	*
Frank Sabatucci	57,726	(5)	*
Mel A. Shaftel	154,318	(2)(3)	2.39%
Vincent P. Small, Jr.	91,451	(2)	1.42%
Patrick M. Smith	16,789	(3)(4)	*
David E. Sparks	264,711	(3)(6)(7)	4.09%
Christopher E. Spinieo	41,955	(3)(4)	*
Michael G. Wade	18,289	(3)(4)	*
William L. Wetty	135,792	(2)(3)	2.10%
Samuel J. Worthington	172,392	(4)	2.67%
All directors, present and nominee, and named executive officers as a group (17 persons)	1,618,385	(3)(4)	24.31%

______________________________

* Less than 1%

(1)

Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.  Also includes shares the holder has the right to acquire within sixty (60) days of March 20, 2015, and therefore amounts shown include options to acquire First Priority common stock that are exercisable on or before May 19, 2015.  As of the date of this proxy statement, the number of shares represented by vested options which have been granted to all directors and named executive officers as a group totaled 209,244.

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

(3)

Mr. Donato’s beneficial ownership includes 82,171 shares of common stock owned jointly with his wife and 12,685 shares of common stock owned by his adult children with respect to which Mr. Donato does not exercise voting or investment power.

Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock held jointly with her husband and 5,000 shares held in the name of her husband.
Mr. Shaftel’s beneficial ownership includes 43,312 shares of common stock owned by trusts in which Mr. Shaftel shares voting and investment power.
Mr. Smith’s beneficial ownership includes 5,000 shares of common stock held jointly with his wife.

Mr. Sparks’ beneficial ownership includes 75,100 shares of common stock owned by his wife and 1,150 shares of common stock owned by his adult children with respect to which Mr. Sparks does not exercise voting and investment power.

Mr. Spinieo’s beneficial ownership includes 2,662 shares of common stock held in the name of his wife.
Mr. Wade’s beneficial ownership includes 10,000 shares of common stock held jointly with his wife.
Mr. Wetty’s beneficial ownership includes 123,642 shares of common stock owned jointly with his wife.
(4)

Beneficial ownership for Mr. Smith, Mr. Spinieo, Mr. Wade and Mr. Worthington includes 2,500, 10,000, 2,500  and 15,000, respectively, vested options with an exercise price of $10.00 per share that expire October 18, 2017, issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital.

(5)

The number of shares beneficially owned includes options issued to former directors of Affinity Bancorp, Inc. which became fully vested upon the change of control effective with the merger into First Priority Financial Corp.  Mr. Cohen – 1,227 options; Mr. Ehrlich – 50,563 options; Mr. B. Myers – 1,227 options; and Mr. Sabatucci – 1,227 options.

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

(8)

Includes the following number of options which were granted May 6, 2011 at an exercise price of $5.58 and become fully vested on May 6, 2015:  Mr. Sparks – 25,000 options; Mr. Donato – 15,000 options; Ms. Messmer – 15,000 options; Mr. M. Myers – 10,000 options; Mr. Novak – 1,000 options; Mr. Shaftel – 5,500 options; Mr. Small – 5,500 options; Mr. Smith – 2,000 options; Mr. Wetty – 2,000 options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with First Priority Bank in the ordinary course of business during the fiscal year ended December 31, 2014.  Similar transactions may be expected to take place in the future.  Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features.  It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.  The aggregate extensions of credit to all such persons, as a group, totaled $5,608,000 at December 31, 2014.

Board and Committees

The board of directors held nine (9) meetings in 2014.  The board of directors maintains an audit and governance committee, a compensation committee, and a nominating committee.

The membership of the compensation committee consists of Messrs. Novak (Chairman), Marcus, B. Myers, Shaftel, and Small.  Each of the members of the Compensation Committee is “independent” as determined under the NASDAQ listing standards.  In determining the independence of members of the Compensation Committee, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including (i) the source of the directors’ compensation, including any consulting, advisory or other compensation fees; and (ii) any affiliate relationship between the director and the Company or any of its subsidiaries.  The compensation committee operates under a written charter.  The committee’s criteria for determining executive compensation are discussed below in the Compensation Discussion and Analysis section.  Messrs. Sparks and Ehrlich serve as ex-officio members of the compensation committee.

The nominating committee consists of Messrs. Wetty (Chairman), Sparks and Ehrlich and met once during 2014.  The nominating committee does not operate under a written charter.  The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time.  The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process.  The nominating committee considers potential candidates recommended by its members, management and others, including shareholders.  The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.

The audit and governance committee consists of Messrs. Small (Chairman), Cohen, Sabatucci, Shaftel and Smith.  The audit and governance committee operates under a written charter.  Messrs. Small and Smith have been designated the “audit governance committee financial experts,” and meet the qualifications to serve as such under the NASDAQ listing standards.

Effective January 30, 2014, the board of directors formed a Strategic Finance Committee consisting of Messrs. Shaftel (Chairman), Cohen, Small and Sparks.  The committee does not operate under a written charter.  The committee’s responsibility is to evaluate capital structure and financing opportunities, capital market activities and strategic opportunities which may be identified by the Company.

During 2014, all current directors attended at least 75% of the aggregate number of board and committee meetings on which each director served except for Mr. Worthington who is on a leave of absence due to personal reasons and who has elected not to stand for re-election as a director when his term expires at the May 5, 2015 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank.  Also, during 2014, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for the fiscal years ended December 31, 2014 and December 31, 2013.

December 31, 2014
Audit Fees	$126,170
Audit-Related Fees	$—
Tax Fees	$18,000
All Other Fees	$—

December 31, 2013
Audit Fees	$98,640
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Audit fees include audit fees related to the audit of the Company’s annual consolidated financial statements, quarterly reviews, and related expenses.  Tax fees include the preparation of the Company’s tax return.  All fees paid to BDO USA, LLP were pre-approved by the audit and governance committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits. The following is a list of Exhibits to this Annual Report on Form 10-K.

Exhibit No.	Description

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

10.1*

Form of First Priority Bank Severance Plan (incorporated by reference to Exhibit 10.1 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014)

10.2*

Employment Agreement between First Priority Financial Corp. and Steven A. Ehrich (incorporated by reference to Exhibit 10.2 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

10.3*	First Priority Financial Corp. Stock Compensation Program

11.1	Statements re-computation of per share earnings (see Note 3 to First Priority’s Audited Consolidated Financial Statements filed herewith)

21.1

Subsidiaries of First Priority Financial Corp. (incorporated by reference to Exhibit 21.1 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014)

31.1

Certification of David E. Sparks, Chairman and Chief Executive Officer of First Priority Financial Corp., pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

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

First Priority Financial Corp.

March 27, 2015	By: /s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks	Chairman and Chief Executive Officer	March 27, 2015
David E. Sparks	(Principal Executive Officer) and Director

/s/ Mark J. Myers	Chief Financial Officer (Principal	March 27, 2015
Mark J. Myers	Financial and Accounting Officer)

/s/ Steven A. Ehrlich	President and Director	March 27, 2015
Steven A. Ehrlich

/s/ Irvin Cohen	Director	March 27, 2015
Irvin Cohen

/s/ Jerome I. Marcus	Director	March 27, 2015
Jerome I. Marcus

/s/ Barry L. Myers	Director	March 27, 2015
Barry L. Myers

/s/ Alan P. Novak	Director	March 27, 2015
Alan P. Novak

/s/ Frank Sabatucci	Director	March 27, 2015
Frank Sabatucci

/s/ Mel A. Shaftel	Director	March 27, 2015
Mel A. Shaftel

/s/ Vincent P. Small Jr.	Director	March 27, 2015
Vincent P. Small Jr.

/s/ Patrick M. Smith	Director	March 27, 2015
Patrick M. Smith

/s/ William L. Wetty	Director	March 27, 2015
William L. Wetty

	Director	March 27, 2015
Samuel J. Worthington Jr.