Form 10-Q
period 2015-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2015-05-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number No. 333-183118

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 11, 2015
Common Stock, $1.00 Par Value	6,441,669 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$4,595	$5,038
Interest-bearing deposits in banks	16,360	2,828
Total cash and cash equivalents	20,955	7,866
Securities available for sale, at fair value (amortized cost: $44,909 and $75,643, respectively)	45,217	75,557
Securities held to maturity, at amortized cost (fair value: $16,601 and $16,544, respectively)	15,777	15,956
Loans receivable	372,469	375,222
Less: allowance for loan losses	2,377	2,313
Net loans	370,092	372,909
Restricted investments in bank stocks	1,873	2,984
Premises and equipment, net	2,331	2,369
Bank owned life insurance	3,115	3,093
Accrued interest receivable	1,465	1,511
Other real estate owned	1,361	1,257
Deferred tax asset, net	4,207	4,541
Goodwill	2,725	2,725
Intangible assets with finite lives, net	374	397
Other assets	1,775	1,146
Total Assets	$471,267	$492,311
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$49,542	$49,462
Interest-bearing	331,393	328,747
Total deposits	380,935	378,209
Short-term borrowings	27,000	51,472
Long-term debt	11,000	11,000
Accrued interest payable	441	356
Other liabilities	1,100	1,063
Total Liabilities	420,476	442,100
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	229
Series C: 9%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,596	4,596
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2015: 6,446,819; 2014: 6,447,019	6,447	6,447
Surplus	40,123	40,045
Accumulated deficit	(5,428)	(5,679)
Accumulated other comprehensive income (loss)	245	(6)
Total Shareholders’ Equity	50,791	50,211
Total Liabilities and Shareholders’ Equity	$471,267	$492,311

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Interest Income
Loans receivable, including fees	$4,187	$4,061
Securities—taxable	348	360
Securities—exempt from federal taxes	25	27
Interest bearing deposits and other	94	26
Total Interest Income	4,654	4,474
Interest Expense
Deposits	726	676
Short-term borrowings	16	12
Long-term debt	24	24
Total Interest Expense	766	712
Net Interest Income	3,888	3,762
Provision for Loan Losses	120	105
Net Interest Income after Provision for Loan Losses	3,768	3,657
Non-Interest Income
Wealth management fee income	90	123
Bank owned life insurance income	21	17
Other	95	79
Total Non-Interest Income	206	219
Non-Interest Expenses
Salaries and employee benefits	1,852	1,722
Occupancy and equipment	545	565
Data processing equipment and operations	220	232
Professional fees	181	217
Marketing, advertising, and business development	30	30
FDIC insurance assessments	89	76
Pennsylvania bank shares tax expense	93	78
Other real estate owned	59	42
Other	283	304
Total Non-Interest Expenses	3,352	3,266
Income before Income Tax Expense	622	610
Federal Income Tax Expense	205	9
Net Income	$417	$601
Preferred dividends, including net amortization	166	127
Income to Common Shareholders	$251	$474
Income per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Weighted average common shares outstanding
Basic	6,447	6,439
Diluted	6,494	6,439

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2015	2014
Net income	$417	$601
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale	394	776
Tax effect	(134)	-
Net unrealized gains arising during the period	260	776
Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred	—	(137)
Amortization of net unrealized holding gains (losses) to income during the period	(13)	(14)
Tax effect	4	-
Net unrealized holding gains (losses) on securities transferred during the period	(9)	(151)
Total other comprehensive income	251	625
Total comprehensive income	$668	$1,226

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2015 and 2014

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – January 1, 2014	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(120)	—	(120)
Net amortization on preferred stock	7	—	—	(7)	—	—
Net Income	—	—	—	601	—	601
Other comprehensive income	—	—	—	—	625	625
Stock based compensation expense	—	—	64	—	—	64
Balance—March 31, 2014	$9,402	$6,439	$39,844	$(11,551)	$(572)	$43,562
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(166)	—	(166)
Net income	—	—	—	417	—	417
Other comprehensive income	—	—	—	—	251	251
Stock based compensation expense	—	—	78	—	—	78
Balance—March 31, 2015	$9,404	$6,447	$40,123	$(5,428)	$245	$50,791

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$417	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	105
Provision for other real estate owned	27	—
Depreciation and amortization	102	112
Net amortization (accretion) of discount securities	56	(44)
Stock based compensation expense	78	64
Net (gain) loss on sale of other real estate	3	(18)
Bank owned life insurance policy income	(21)	(17)
Originations of loans held for sale	(1,050)	—
Proceeds from sale of loans held for sale	1,050	—
Deferred federal income tax expense	205	—
Decrease in accrued interest receivable	45	7
Increase in other assets	(628)	(87)
Increase in accrued interest payable	86	49
Increase (decrease) in other liabilities	36	(193)
Net Cash Provided by Operating Activities	526	579
Cash Flows from Investing Activities
Net repayments (originations) in loans	2,439	(5,174)
Purchases of securities available for sale	(60)	(958)
Redemption of restricted stock	1,111	371
Proceeds from maturities or calls of securities available for sale	30,906	29,231
Proceeds from the sale of other real estate owned	95	510
Purchases of premises and equipment	(73)	(126)
Net purchase of bank owned life insurance	—	(3,000)
Net Cash Provided by Investing Activities	34,418	20,854
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,783	(10,783)
Net decrease in short-term borrowings	(24,472)	(11,325)
Cash dividends paid on preferred stock	(166)	(120)
Net Cash Used in Financing Activities	(21,855)	(22,228)
Net Increase (Decrease) in Cash and Cash Equivalents	13,089	(795)
Cash and Cash Equivalents—Beginning	7,866	11,248
Cash and Cash Equivalents—Ending	$20,955	$10,453
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$—	$6,045
Transfer of available for sale securities to held to maturity securities	$—	$3,840
Transfer of loans receivable to other real estate owned	$230	694
Cash paid for interest on deposits and borrowings	$738	$760

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has 10 retail branch office locations as of March 31, 2015, is a locally managed community bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of March 31, 2015, First Priority had total assets of $471.3 million and total shareholders’ equity of $50.8 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of March 31, 2015, First Priority Bank had total assets of $471.0 million, total loans of $372.5 million, total deposits of $381.8 million and total shareholder’s equity of $50.0 million.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on

March 27, 2015. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these unaudited consolidated financial statements were issued.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three months ended March 31, 2015, the Company recorded a provision for loan losses totaling $42 thousand for acquired impaired loans. During the three months ended March 31, 2014, the Company recorded a provision for loan losses totaling $92 thousand for acquired impaired loans.

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’

equity section of the balance sheet, such items, along with net income, are components of total comprehensive income. During the year ended December 31, 2014, the Company reversed the full valuation allowance on deferred tax assets and therefore, the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 is presented net of the effect of income taxes.  The Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 does not include the effects of income taxes due to the full valuation allowance on deferred tax assets.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	March 31,	March 31,
	2015	2014
	(Dollars in thousands)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	$(13)	$(14)	Interest Income
Tax effect	4	-	Federal Income Tax Expense
Total reclassification	$(9)	$(14)

Accumulated other comprehensive income as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$203	$(57)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	42	51
Total	$245	$(6)

Note 2—Recently Issued Accounting Standards

In January 2014, the FASB issued ASU 2014-04, Receivable (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management does not believe the adoption of ASU 2014-09 will have a significant impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The amendments in this update require a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal plus interest) expected to be recovered from the guarantor. The guidance was effective on January 1, 2015, and did not have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) guidance which amends existing standards regarding the evaluation of certain legal entities and their consolidation in the financial statements. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendments also affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The guidance becomes effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the impact of this guidance on our financial statements.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income to common shareholders.

For the three month period ended March 31, 2014 there were 845 thousand common stock equivalent shares, all of which were antidilutive, and therefore, excluded from earnings per share calculations.  As a result, diluted earnings per share for this period were the same as basic earnings per share.

The calculations of basic and diluted earnings per common share are presented below for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	(In thousands, except per share information)
	2015	2014
Net income	$417	$601
Less: preferred stock dividends	(166)	(120)
Less: net discount accretion on preferred stock	—	(7)
Income to common shareholders	$251	$474
Average basic common shares outstanding	6,447	6,439
Effect of dilutive stock options	47	—
Average number of common shares used to calculate diluted earnings per common share	6,494	6,439
Basic earnings per common share	$0.04	$0.07
Diluted earnings per common share	$0.04	$0.07

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$103	$57
Preferred Series B	5	5
Preferred Series C	58	58
Total preferred dividends	$166	$120

Net accretion (amortization) on preferred stock:
Preferred Series A	$—	$(9)
Preferred Series B	—	2
Preferred Series C	—	-
Total net accretion (amortization) on preferred stock	$—	$(7)

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, totaling $64 thousand as of March 31, 2015 and $77 thousand as of December 31, 2014, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,454	$30	$(28)	$19,456
Obligations of states and political subdivisions	4,885	49	—	4,934
Federal agency mortgage-backed securities	19,507	288	(34)	19,761
Federal agency collateralized mortgage obligations	478	2	—	480
Other debt securities	500	1	—	501
Money market mutual fund	85	—	—	85
Total investment securities available for sale	$44,909	$370	$(62)	$45,217

Held To Maturity:
Obligations of states and political subdivisions	$15,296	$776	$—	$16,072
Other debt securities	481	48	—	529
Total investment securities held to maturity	$15,777	$824	$—	$16,601

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$49,451	$21	$(196)	$49,276
Obligations of states and political subdivisions	4,902	8	(39)	4,871
Federal agency mortgage-backed securities	20,233	192	(74)	20,351
Federal agency collateralized mortgage obligations	532	2	(2)	532
Other debt securities	500	2	-	502
Money market mutual fund	25	—	—	25
Total investment securities available for sale	$75,643	$225	$(311)	$75,557

Held To Maturity:
Obligations of states and political subdivisions	$15,475	$564	$(12)	$16,027
Other debt securities	481	36	—	517
Total investment securities held to maturity	$15,956	$600	$(12)	$16,544

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$—	$—	—	$9,945	$(28)	9	$9,945	$(28)	9
Obligations of states and political subdivisions	—	—	—	5,742	(34)	4	5,742	(34)	4
Total Available for Sale	$—	$—	—	$15,687	$(62)	13	$15,687	$(62)	13

	As of December 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$30,000	$-	1	$16,753	$(196)	15	$46,753	$(196)	16
Obligations of states and political subdivisions	576	(1)	1	3,076	(38)	8	3,652	(39)	9
Federal agency mortgage-backed securities	-	-	-	5,882	(74)	4	5,882	(74)	4
Federal agency collateralized mortgage obligations	-	-	-	296	(2)	1	296	(2)	1
Total Available for Sale	$30,576	$(1)	2	$26,007	$(310)	28	$56,583	$(311)	30
Held to Maturity:
Obligations of states and political subdivisions	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3
Total Held to Maturity	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3

As of March 31, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of March 31, 2015, represents other than temporary impairment.

There were no realized gains or losses for the three months ended March 31, 2015 and 2014.

Securities with an estimated fair value of $32.1 million and $32.6 million were pledged at March 31, 2015 and December 31, 2014, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $87 thousand and $89 thousand as of March 31, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of securities as of March 31, 2015 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2015		March 31, 2015
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$500	$501	$—	$—
Due after one year through five years	19,300	19,323	393	397
Due after five years through ten years	4,458	4,475	1,296	1,334
Due after ten years	581	592	14,088	14,870
	24,839	24,891	15,777	16,601
Federal agency collateralized mortgage obligations	478	480	—	—
Federal agency mortgage-backed securities	19,507	19,761	—	—
Money market mutual fund	85	85	—	—
Total	$44,909	$45,217	$15,777	$16,601

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$75,055	$75,412
Commercial mortgage	169,002	168,969
Commercial construction	7,713	6,497
Total commercial	251,770	250,878
Residential mortgage loans	78,929	80,134
Consumer:
Home equity lines of credit	26,265	27,902
Other consumer loans	15,581	16,378
Total consumer	41,846	44,280
Total loans	372,545	375,292
Allowance for loan losses	(2,377)	(2,313)
Net deferred loan cost (fees)	(76)	(70)
Total loans receivable, net	$370,092	$372,909

First Priority acquired various loans through the acquisition of Affinity for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of the acquired impaired loans included in the loan balances above are summarized as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$699	$699
Commercial mortgage	282	284
Residential mortgage loans	135	186
Total unpaid principal balance	$1,116	$1,169
Net recorded investment	$547	$602

The following table presents the changes in accretable yield related to acquired credit-impaired loans for the three months ended March 31, 2014 (dollars in thousands).  There was no remaining accretable yield for the three months ended March 31, 2015:

2014
Accretable yield balance, beginning of period	$56
Additions resulting from acquisition	-
Accretion to interest income	(24)
Reclassification from nonaccretable difference and disposals, net	13
Accretable yield balance, end of period	$45

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2015, these loans totaled $69.2 million and $54.3 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$788	$(16)	$5	$(32)	$745
Commercial mortgage	468	(11)	—	50	507
Commercial construction	26	—	—	8	34
Residential mortgage loans	159	(28)	—	32	163
Home equity lines of credit	270	(12)	4	(41)	221
Other consumer loans	87	(2)	4	(23)	66
Unallocated	515	—	—	126	641
Total loans	$2,313	$(69)	$13	$120	$2,377

	For the three months ended
	March 31, 2014
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$445	$—	$10	$(34)	$421
Commercial mortgage	452	(74)	—	99	477
Commercial construction	12	(50)	—	55	17
Residential mortgage loans	149	-	—	1	150
Home equity lines of credit	177	-	4	(58)	123
Other consumer loans	67	(52)	3	32	50
Unallocated	971	—	—	10	981
Total loans	$2,273	$(176)	$17	$105	$2,219

The following tables present the balance in the allowance for loan losses at March 31, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2015
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$745	$140	$605	$75,055	$2,099	$72,956
Commercial mortgage	507	—	507	169,002	3,551	165,451
Commercial construction	34	—	34	7,713	—	7,713
Residential mortgage loans	163	—	163	78,929	237	78,692
Home equity lines of credit	221	—	221	26,265	100	26,165
Other consumer loans	66	—	66	15,581	313	15,268
Unallocated	641	—	641	—	—	—
Total loans	$2,377	$140	$2,237	$372,545	$6,300	$366,245

	December 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$788	$147	$641	$75,412	$2,131	$73,281
Commercial mortgage	468	5	463	168,969	3,660	165,309
Commercial construction	26	—	26	6,497	-	6,497
Residential mortgage loans	159	—	159	80,134	347	79,787
Home equity lines of credit	270	12	258	27,902	113	27,789
Other consumer loans	87	2	85	16,378	364	16,014
Unallocated	515	—	515	—	—	—
Total loans	$2,313	$166	$2,147	$375,292	$6,615	$368,677

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014 as well as for the three month periods then ended, respectively:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,228	$1,700	$—	$1,840	$2,290	$—
Commercial mortgage	3,551	3,813	—	3,618	3,928	—
Commercial construction	—	—	—	-	-	—
Residential mortgage loans	237	330	—	347	426	—
Home equity lines of credit	100	100	—	101	101	—
Other consumer loans	313	337	—	196	215	—
With an allowance recorded:
Commercial and industrial	$871	$882	$140	$291	$301	$147
Commercial mortgage	—	—	—	42	70	5
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	12	12	12
Other consumer loans	—	—	—	168	168	2
Total:
Commercial and industrial	$2,099	$2,582	$140	$2,131	$2,591	$147
Commercial mortgage	3,551	3,813	—	3,660	3,998	5
Commercial construction	—	—	—	-	-	—
Residential mortgage loans	237	330	—	347	426	—
Home equity lines of credit	100	100	—	113	113	12
Other consumer loans	313	337	—	364	383	2
Total	$6,300	$7,162	$140	$6,615	$7,511	$166

	Three Months ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$1,239	$9	$1,747	$—
Commercial mortgage	3,573	15	948	—
Commercial construction	—	—	425	5
Residential mortgage loans	232	—	242	—
Home equity lines of credit	100	1	-	—
Other consumer loans	332	2	204	—
With an allowance recorded:
Commercial and industrial	$875	$—	$74	$—
Commercial mortgage	—	—	125	—
Commercial construction	—	—	-	—
Residential mortgage loans	—	—	—	—
Home equity lines of credit	—	—	31	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$2,114	$9	$1,821	$—
Commercial mortgage	3,573	15	1,073	—
Commercial construction	—	—	425	5
Residential mortgage loans	232	—	242	—
Home equity lines of credit	100	1	31	—
Other consumer loans	332	2	204	—
Total	$6,351	$27	$3,796	$5
The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$1,463	$1,474
Commercial mortgage	2,266	2,370
Residential mortgage loans	237	347
Home equity lines of credit	18	31
Other consumer loans	213	262
Total loans	$4,197	$4,484

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $60 thousand for the three months ended March 31, 2015 and $73 thousand for the three months ended March 31, 2014, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$71,751	$1,145	$2,159	$—	$75,055
Commercial mortgage	164,281	518	4,203	—	169,002
Commercial construction	7,713	—	—	—	7,713
Residential mortgage loans	78,692	—	237	—	78,929
Consumer:
Home equity lines of credit	26,247	—	18	—	26,265
Other consumer loans	15,368	—	213	—	15,581
Total	$364,052	$1,663	$6,830	$—	$372,545

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,498	$-	$1,914	$—	$75,412
Commercial mortgage	163,899	745	4,325	—	168,969
Commercial construction	6,497	—	-	—	6,497
Residential mortgage loans	79,787	—	347	—	80,134
Consumer:
Home equity lines of credit	27,871	—	31	—	27,902
Other consumer loans	16,116	—	262	—	16,378
Total	$367,668	$745	$6,879	$—	$375,292

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$5	$—	$1,253	$1,258	$73,797	$75,055
Commercial mortgage	106	—	2,266	2,372	166,630	169,002
Commercial construction	—	—	—	—	7,713	7,713
Residential mortgage loans	1,250	—	202	1,452	77,477	78,929
Consumer:				—
Home equity lines of credit	55	—	—	55	26,210	26,265
Other consumer loans	106	60	166	332	15,249	15,581
Total	$1,522	$60	$3,887	$5,469	$367,076	$372,545

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$70	$102	$1,260	$1,432	$73,980	$75,412
Commercial mortgage	310	15	2,355	2,680	166,289	168,969
Commercial construction	—	—	—	—	6,497	6,497
Residential mortgage loans	478	—	312	790	79,344	80,134
Consumer:
Home equity lines of credit	-	—	12	12	27,890	27,902
Other consumer loans	31	66	214	311	16,067	16,378
Total	$889	$183	$4,153	$5,225	$370,067	$375,292

As of March 31, 2015, there were no loans 90 days past due and still accruing interest.  As of December 31, 2014, there was one residential mortgage loan totaling $70 thousand which was greater than 90 days past due and still accruing interest which has subsequently been paid current.

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

The following table reflect information regarding troubled debt restructurings entered into by the Company for the three month period ended March 31, 2015.  This mortgage loan, related to land, was in default and was restructured under the terms of a forbearance agreement whereby a concession was made in regards to the interest rate and the amortization period was extended.  There were no troubled debt restructurings entered into by the Company for the three months ended March 31, 2014.

	For the three months ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Residential mortgage loans	1	$35	$35
Total	1	$35	$35

The following table reflects information regarding troubled debt restructuring entered into by the Bank for the year ended December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$28	$28
Commercial mortgage	1	1,292	1,292
Home equity lines of credit	2	112	102
Other consumer loans	3	170	158
Total	7	$1,602	$1,580

As of March 31, 2015 and December 31, 2014, a residential mortgage loan with a current balance of $76 thousand, acquired through the Affinity merger, has remained in default and is classified as non-accrual. Additionally two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $64 thousand as of March 31, 2015 were in default and remain classified as non-accrual status.

No other TDRs have subsequently defaulted.

As of March 31, 2014, two loans acquired through the Affinity merger were in default and classified as non-accrual consisting of a residential mortgage loan with a current balance of $76 thousand and a commercial mortgage loan with an outstanding balance of $243 thousand.

The carrying amount of foreclosed residential real estate properties held was $305 thousand as of March 31, 2015.  Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $612 thousand as of March 31, 2015.

Note 6—Deposits

The components of deposits at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Demand, non-interest bearing	$49,542	$49,462
Demand, interest-bearing	34,762	34,186
Money market and savings accounts	98,966	101,486
Time, $100 and over	51,421	50,948
Time, other	146,244	142,127
	$380,935	$378,209

Included in time, other at March 31, 2015 and December 31, 2014 are brokered deposits of $81.6 million and $74.6 million, respectively.

At March 31, 2015, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
3/31/2016	$47,422
3/31/2017	78,952
3/31/2018	59,672
3/31/2019	5,718
3/31/2020	5,893
Thereafter	8
$197,665

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan which vest only upon change in control, and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price. As of March 31, 2015 and December 31, 2014, 6,975 shares and 7,175 shares, respectively, of restricted common stock were outstanding to non-management employees throughout the Company under the Stock Compensation Program.

A summary of the status of the Program is presented below for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	866,613	$6.89
Granted during period	—	—
Forfeited/cancelled during period	(98)	11.21
Expired	(34,348)	8.97
Outstanding at end of period (1)	832,167	6.80
Exercisable at end of period (1)	262,667	$9.87

(1)

Included in options outstanding and exercisable at March 31, 2015 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at March 31, 2015 and December 31, 2014 were 6.15 years and 2.46 years, respectively and 6.15 years and 2.41 years, respectively. The aggregate intrinsic value of options outstanding was $313 thousand as of March 31, 2015 while the aggregate intrinsic value of exercisable options was $0 thousand as of this same date.

As of March 31, 2015, there was $84 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.58 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.

Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan was recorded at the date of the award based on the estimated fair value of the shares. As of March 31, 2015, there was $270 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 17, 2017.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2015:

Shares
Outstanding unvested shares at beginning of period	121,874
Shares Granted during period	—
Shares Forfeited/cancelled during the period	(200)
Vested Shares during this period	(1,575)
Outstanding unvested shares at end of period	120,099

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

At March 31, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $80.7 million and $83.2 million, respectively. In addition, as of each of these dates, there were $495 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and $935 thousand and $1.1 million, respectively, of financial standby letters of credit as of each respective period.

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

In addition, as of March 31, 2015 and December 31, 2014 the Bank pledged $149 thousand as of each respective period of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand, respectively, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

Note 10—Regulatory Matters

The Dodd-Frank Act required the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depositary subsidiaries. The federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. These rules (i) introduced a new capital ratio pursuant to the prompt corrective action provisions, the common equity tier 1 capital to risk rated assets ratio, (ii) increased the adequately capitalized and well capitalized thresholds for the Tier 1 risk based capital ratios to 6% and 8% respectively, (iii) changed the treatment of certain capital components for determining Tier 1 and Tier 2 capital, and (iv) changed the risk weighting of certain assets and off balance sheet items in determining risk weighted assets. The new risk based capital rules became effective January 1, 2015.

Under the revised capital guidelines, First Priority Bank’s minimum capital to risk-adjusted assets requirements consist of a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  In addition, First Priority Bank must maintain a minimum Tier 1 leverage ratio of at least 4.0% (5.0% to be considered “well capitalized”).  The new minimum capital requirements became effective on January 1, 2015.

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

The Bank’s capital amounts (dollars in thousands) and ratios at March 31, 2015 and December 31, 2014 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2015
Total capital (to risk-weighted assets)	$47,793	13.17%		$29,031	>8.0%	$	>36,289	>10.0%
Tier 1 capital (to risk-weighted assets)	45,381	12.51		>21,773	>6.0		>29,031	>8.0
Tier 1 common equity capital (to risk-weighted assets)	45,381	12.51		>16,330	>4.5		>23,588	>6.5
Tier 1 capital (to total assets)	45,381	9.97		>18,208	>4.0		>22,760	>5.0
December 31, 2014
Total capital (to risk-weighted assets)	$45,327	12.87%	$	>28,177	>8.0%	$	>35,221	>10.0%
Tier 1 capital (to risk-weighted assets)	42,979	12.20		>14,088	>4.0		>21,132	>6.0
Tier 1 capital (to total assets)	42,979	9.34		>18,410	>4.0		>23,012	>5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the

FDIC and are payable only from the undivided profits of First Priority Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to the preferred stock originally issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program—Capital Purchase Program. Additionally, First Priority has met the requirement of obtaining prior approval from the Federal Reserve Bank on any payment of dividends, including dividends on the aforementioned preferred stock, when net income for the past four quarters is not sufficient to fund the dividend payments over that same period, or when such payment would negatively impact capital adequacy of the Company.

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity). Management utilizes inputs that it believes a market participant would use.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Siginificant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$19,456	$—	$19,456	$—
Obligations of states and political subdivisions	4,934	—	4,934	—
Federal agency mortgage-backed securities	19,761	—	19,761	—
Federal agency collateralized mortgage obligations	480	—	480	—
Other debt securities	501	—	501	—
Money market mutual fund	85	85	—	—
Total assets measured at fair value on a recurring basis	$45,217	$85	$45,132	$—
As of December 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$49,276	$—	$49,276	$—
Obligations of states and political subdivisions	4,871	—	4,871	—
Federal agency mortgage-backed securities	20,351	—	20,351	—
Federal agency collateralized mortgage obligations	532	—	532	—
Other debt securities	502	—	502	—
Money market mutual fund	25	25	—	—
Total assets measured at fair value on a recurring basis	$75,557	$25	$75,532	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Siginificant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2015:
Impaired loans	$3,027	$—	$—	$3,027
Repossessed assets	42	—	—	42
Other real estate owned	105	—	—	105
Total assets measured at fair value on a nonrecurring basis	$3,174	$—	$—	$3,174
As of December 31, 2014:
Impaired loans	$2,205	$—	$—	$2,205
Repossessed assets	42	—	—	42
Other real estate owned	105	—	—	105
Total assets measured at fair value on a nonrecurring basis	$2,352	$—	$—	$2,352

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

Quantitative information about Level 3 fair value measurements at March 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$3,027	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (2.04%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-8% (5.31%)
Repossessed assets	$42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

Quantitative information about Level 3 fair value measurements at December 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$2,205	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-5% (0.12%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8% (8.00%)
Repossessed assets	$42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. The Company had $42 thousand of repossessed assets as of both March 31, 2015 and December 31, 2014, respectively.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At both March 31, 2015 and December 31, 2014, the fair value consists of other real estate owned balances of $433 thousand, net of valuation allowances of $328 thousand. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

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

Residential Mortgage Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the three months ended March 31, 2015. There were no loans held for sale at December 31, 2014.

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of March 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $871 thousand, net of valuation allowances of $140 thousand; and loan balances with no related allowance recorded of $3.3 million, net of partial charge-offs of $1.0 million. As of December 31, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $542 thousand, net of valuation allowances of $166 thousand and partial charge-offs of $28 thousand; and loan balances with no related allowance recorded of $2.9 million, net of partial charge-offs of $1.1 million.

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

At March 31, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,955	$20,955	$20,955	$—	$—
Securities available for sale	45,217	45,217	85	45,132	—
Securities held to maturity	15,777	16,601	—	16,601	—
Loans receivable, net	370,092	377,651	—	—	377,651
Restricted stock	1,873	1,873	—	1,873	—
Accrued interest receivable	1,465	1,465	—	1,465	—

Liabilities:
Deposits	380,935	382,275	—	382,275	—
Short-term borrowings	27,000	27,000	—	27,000	—
Long-term debt	11,000	10,992	—	10,992	—
Accrued interest payable	441	441	—	441	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$7,866	$7,866	$7,866	$—	$—
Securities available for sale	75,557	75,557	25	75,532	—
Securities held to maturity	15,956	16,544	—	16,544	—
Loans receivable, net	372,909	380,257	—	—	380,257
Restricted stock	2,984	2,984	—	2,984	—
Accrued interest receivable	1,511	1,511	—	1,511	—

Liabilities:
Deposits	378,209	379,203	—	379,203	—
Short-term borrowings	51,472	51,472	—	51,472	—
Long-term debt	11,000	10,936	—	10,936	—
Accrued interest payable	356	356	—	356	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2015 and 2014, and its financial condition as of March 31, 2015 and December 31, 2014. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2015 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document and the “Risk Factors” described in the Company’s Form 10-K for the period ended December 31, 2014.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated (dollars in thousands).

	As of and for the three months ended March 31,
	2015	2014
Total revenue (1)	$ 4,094	$ 3,981
Net income	417	601
Total assets	471,267	430,951
Total loans receivable	372,469	340,083
Total deposits	380,935	346,540

(1)Total revenue equals net interest income plus non-interest income

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

Critical Accounting Policies, Judgements and Estimates

First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K as of December 31, 2014, filed with the Securities and Exchange Commission.

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

Acquired Loans. Fair values for loans acquired in business acquisitions are based on a discounted cash flow methodology that involves significant assumptions and judgments as to estimates of credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

See the Allowance for Loan Losses section related to Balance Sheet Review as of March 31, 2015 and December 31, 2014 for more information.

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

Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets (DTA) are recognized for deductible temporary differences, net operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files a consolidated federal income tax return with the Bank.

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

Results of Operations Comparative Summary

Shown in the table below are the three month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended March 31,		Increase (decrease)	% Change
	2015	2014
	(Dollars in thousands)
Net interest income	$3,888	$3,762	$126	3.3%
Non-interest income	206	219	(13)	(5.9)%
Total Revenue	4,094	3,981	113	2.8%
Provision for loan losses	120	105	15	14.3%
Non-interest expenses	3,352	3,266	86	2.6%
Income before income tax expense	622	610	12
Federal income tax expense	205	9	196
Net Income	$417	$601	$(184)
Preferred dividends, including net amortization	166	127	39
Net Income to common shareholders	$251	$474	$(223)
Income per common share:
Basic	$0.04	$0.07	$(0.03)
Diluted	$0.04	$0.07	$(0.03)

Summary

For the three months ended March 31, 2015, First Priority reported consolidated income before income taxes of $622 thousand compared to $610 thousand for the first quarter of 2014 and $601 thousand for the quarter ended December 31, 2014.  Net income for the three months ended March 31, 2015 totaled $417 thousand, or $0.04 per basic and diluted common share after preferred dividends totaling $166 thousand.  Comparatively, net income totaled $601 thousand in the first quarter of 2014, or $0.07 per basic and diluted common share, after preferred dividends and net warrant amortization totaling $127 thousand.  As of March 31, 2014, the Company had not yet recorded its net deferred tax assets through the reversal of the valuation allowance against the net deferred tax asset and accordingly, reported results did not include the impact of current income tax expense as a component of operating earnings.

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

The following tables set forth, for the three month periods ended March 31, 2015 and 2014, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

	For the Three Months Ended March 31,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$371,256	$4,187	4.57%	$334,539	$4,061	4.92%	$126	3.1%
Taxable investment securities	61,371	348	2.30%	61,399	360	2.38%	(12)	(3.3)%
Nontaxable investment securities	2,445	25	4.11%	2,700	27	4.09%	(2)	(7.4)%
Total investment securities	63,816	373	2.37%	64,099	387	2.45%	(14)	(3.6)%
Deposits with banks and other	4,355	94	8.78%	7,031	26	1.49%	68	261.5%
Total interest earning assets	439,427	4,654	4.29%	405,669	4,474	4.47%	180	4.0%
Non-interest-earning assets	20,500			15,238
TOTAL ASSETS	$459,927			$420,907
Interest-bearing liabilities:
Demand, interest-bearing	$33,127	19	0.23%	$48,743	33	0.27%	$(14)	(42.4)%
Money market and savings	102,125	74	0.30%	102,337	89	0.35%	(15)	(16.9)%
Time deposits	195,220	633	1.31%	148,889	554	1.51%	79	14.3%
Borrowed funds	31,050	40	0.52%	29,857	36	0.50%	4	11.1%
Total interest-bearing liabilities	361,522	766	0.86%	329,826	712	0.88%	54	7.6%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	46,222			46,075
Other liabilities	1,590			1,717
Shareholders’ equity	50,593			43,289
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$459,927			$420,907
Net interest income/rate spread		$3,888	3.43%		$3,762	3.59%	$126	3.3%
Net interest margin			3.59%			3.76%

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

	Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2015 vs. 2014
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$ 427	$ (301)	$ 126
Taxable investment securities	—	(12)	(12)
Nontaxable investment securities	(2)	—	(2)
Total investment securities	(2)	(12)	(14)
Deposits with banks and other	(13)	81	68
Total interest earning assets	412	(232)	180
Interest expense:
Demand, interest-bearing	(9)	(5)	(14)
Money market and savings	—	(15)	(15)
Time deposits	157	(78)	79
Borrowed funds	2	2	4
Total interest bearing liabilities	150	(96)	54
Change in net interest income	$ 262	$ (136)	$ 126

For the three months ended March 31, 2015, net interest income increased 3.3%, or $126 thousand, to $3.9 million compared to $3.8 million for the same period in 2014. Net interest margin decreased 17 basis points from 3.76% for the first quarter of 2014 to 3.59% for the same period in 2015. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 16 basis points from 3.59% for the three months ended March 31, 2014 to 3.43% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $262 thousand while the change in our relative rate structure resulted in a decline in net interest income of $136 thousand.

Average interest earning assets for the current quarter of 2015 increased $33.8 million, or 8.3%, including increases in average loans of $36.7 million, or 11.0%, and a decrease in average investment balances of $283 thousand, or 0.4%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $412 thousand in interest income, with $427 thousand provided from incremental loan balances. The average yield on earning assets declined 18 basis points in the current quarter compared to the prior year three month period from 4.47% to 4.29% which resulted in a rate related decline of interest income of $232 thousand between the periods. Of this decline, $301 thousand was related to lower yields on loans, which was partially offset by $81 thousand of additional income resulting from deposits with banks, including a special annual dividend of $66 thousand paid by FHLB Bank of Pittsburgh based on its 2014 results.

Average interest bearing liabilities increased $31.7 million, or 9.6%, when comparing the current quarter to the prior year quarter. During this time, overall deposit balances increased $30.5 million, consisting of an increase in time deposits, primarily from brokered time deposits, which grew by $46.3 million, partially offset by a decrease in interest bearing deposits of $15.6 million and money market and savings deposits of $0.2 million. Due to the change in mix of balances, the incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $150 thousand. At the same time, the average rate on interest bearing liabilities declined 2 basis points from 0.88% in the first quarter of 2014 to 0.86% in the current quarter, which accounted for a rate related decline in interest expense of $96 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $120 thousand for the three months ended March 31, 2015 compared to $105 thousand for the same period ended March 31, 2014, respectively. The level of provision is impacted by management’s analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans declined by $2.7 million for the three months ended March 31, 2015, compared to an increase of $4.3 million during the first quarter of 2014. Net charge-offs for the three months ended March 31, 2015 and 2014, totaled $56 thousand and $159 thousand, respectively. The allowance for loan losses was $2.4 million at March 31, 2015 and $2.3 million at December 31, 2014, respectively, which represented 0.64% and 0.62% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three months ended March 31, 2015, the Company recorded a provision for loan losses totaling $42 thousand related to acquired loans. There were charge-offs recorded during the same period totaling $8 thousand on loans that were initially considered credit impaired loans as of the acquisition date and net charge-offs on non-credit impaired purchased loans totaling $34 thousand.

Non-Interest Income

For the three months ended March 31, 2015, non-interest income totaled $206 thousand compared to $219 thousand for the same period in 2014. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, and other fees which First Priority Bank collects from its banking customers.  Included in the three months ended March 31, 2014, there was $52 thousand of wealth management fees related to the Company’s investment in bank owned life insurance policies.

Components of noninterest income are shown in the table below:

	For the three months ended		Net Change	% Change
	March 31,		2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$90	$123	$(33)	(26.8)%
Service charges on deposits	35	26	9	34.6
Other branch fees	42	49	(7)	(14.3)
Loan related fees	9	4	5	125.0
Bank owned life insurance income	21	17	4	23.5
Other	9	-	9	100.0
Total Non-Interest Income	$206	$219	$(13)	(5.9)%

Non-Interest Expenses

For the three months ended March 31, 2015, non-interest expenses were $3.35 million compared to $3.27 million for the same period in 2014, a increase of $86 thousand, or 2.6%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change
	March 31,		2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,852	$1,722	$130	7.5%
Occupancy and equipment	545	565	(20)	(3.5)
Data processing equipment and operations	220	232	(12)	(5.2)
Professional fees	181	217	(36)	(16.6)
Marketing, advertising and business development	30	30	-	-
FDIC insurance assessments	89	76	13	17.1
Pennsylvania bank shares tax expense	93	78	15	19.2
Other real estate owned costs	59	42	17	40.5
Other	283	304	(21)	(6.9)
Total Non-Interest Expenses	$3,352	$3,266	$86	2.6%

Highlights of significant non-interest expenses items for the first quarter, 2015 compared to the first quarter, 2014

•

Salaries and employee benefits increased $130 thousand, or 7.5% in the three months ended March 31, 2015 compared to the first quarter of 2014, primarily reflecting incremental staffing costs related to enhancing business development opportunities in the Berks County market.

~~•~~

Occupancy and equipment costs declined slightly in the first quarter of 2015 compared to the prior year due to lower costs resulting from the renegotiation of a branch lease and lower equipment depreciation and maintenance costs.

•	Data processing equipment and operations costs decreased by $12 thousand, or 5.2% primarily due to core processing costs.
•

Professional fees decreased $36 thousand primarily related to staff search fees of $32 thousand paid in 2014 to enhance overall staffing experience levels related to business development staff, with a focus on expanding the Berks County market.

•

FDIC insurance assessments and Pennsylvania bank shares tax expense increased in the current quarter compared to prior year.  These expenses are primarily calculated based on asset size and equity levels of the Bank.

•

Other expenses decreased $21 thousand for the three months ended March 31, 2015 compared to the prior year.  This decrease is primarily related to an insurance claim cost incurred of $25 thousand in the first quarter of 2014.

Provision for Income Taxes

Income tax expense recorded in the three months ended March 31, 2015 totaled $205 thousand compared to $9 thousand for the first three months of 2014.  This increase is primarily a result of reversing the valuation allowance on net deferred tax assets (“DTA”) during the third quarter of 2014, which established the net DTA position which resulted in recording an income tax benefit of $4.7 million for the three months ended September 30, 2014, on the balance sheet of the Company.  In making this judgment, management made the determination that it is more likely than not that the deferred tax asset will be realized. Prospectively, the Company will record current tax expense in its Statement of Operations and report earnings of the Company to its shareholders and regulators on an after tax basis.  The Company’s effective tax rate for the first three months of 2015 was 33.0% which approximates the expected effective tax rate going forward.

The Company’s net operating loss (“NOL”) carryforwards totaled $10.2 million as of March 31, 2015, including acquired NOLs. First Priority had NOL carryforwards of $7.8 million at March 31, 2015, which expire in 2027 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.7 million at March 31, 2015, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $782 thousand remains available to reduce future federal income taxes as of March 31, 2015. This NOL is also subject to certain limitations and expires in 2027 through 2032 if not fully utilized.

Financial Condition as of March 31, 2015 and December 31, 2014

Balance Sheet Review

			Net Change	% Change
	March 31,	December 31,	2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 20,955	$ 7,866	$ 13,089	166.4%
Investment securities	60,994	91,513	(30,519)	-33.3%
Loans	372,469	375,222	(2,753)	-0.7%
Total earning assets	454,418	474,601	(20,183)	-4.3%

Allowance for loan losses	(2,377)	(2,313)	(64)	2.8%
Restricted investments in bank stocks	1,873	2,984	(1,111)	-37.2%
Premises and equipment, net	2,331	2,369	(38)	-1.6%
Bank owned life insurance	3,115	3,093	22	0.7%
Other real estate owned	1,361	1,257	104	8.3%
Deferred income tax assets, net	4,207	4,541	(334)	-7.4%
Goodwill and other identifiable intangibles	3,099	3,122	(23)	-0.7%
Other assets	3,240	2,657	583	21.9%
Total assets	$ 471,267	$ 492,311	$ (21,044)	-4.3%

Liabilities
Deposits	$ 380,935	$ 378,209	$ 2,726	0.7%
Borrowed funds	38,000	62,472	(24,472)	-39.2%
Other liabilities	1,541	1,419	122	8.6%
Total liabilities	420,476	442,100	(21,624)	-4.9%
Equity
Total shareholders' equity	50,791	50,211	580	1.2%
Total liabilities and shareholders' equity	$ 471,267	$ 492,311	$ (21,044)	-4.3%

Total assets at March 31, 2015 were $471.3 million representing a decrease of $21.0 million or 4.3% when compared to total assets of $492.3 million at December 31, 2014.  This decrease resulted primarily from the maturity of a short-term investment security totaling $30 million which also resulted in a corresponding reduction in short-term borrowings.  Total assets at March 31, 2015 consisted of loans outstanding of $372.5 million, investment securities of $61.0 million and cash and cash equivalents of $21.0 million. At December 31, 2014, total assets consisted primarily of loans outstanding of $375.2 million, investments securities of $91.5 million and cash and cash equivalents of $7.9 million.

Deposits totaled $380.9 million at March 31, 2015 compared to $378.2 million at December 31, 2014, an increase of $2.7 million, or 0.7%. Of the total deposits at March 31, 2015, $183.3 million, or 48.1% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $38.0 million at March 31, 2015 compared to $62.5 million at December 31, 2014, a decrease of $24.5 million, or 39.2%, which resulted primarily from applying the proceeds of a $30 million investment maturity to pay down short-term borrowings.

Shareholders’ equity at March 31, 2015 was $50.8 million, representing an increase of $580 thousand from $50.2 million at December 31, 2014.

Investments

The investment portfolio totaled $61.0 million at March 31, 2015, compared to $91.5 million at December 31, 2014, a decline of $30.5 million, or 33.3%. This decline primarily relates to overnight investments of $30 million purchased at December 31, 2014 for tax planning purposes which matured in early January 2015. As of March 31, 2015 and December 31, 2014, investments totaling $45.2 million and $75.5 million, respectively, were classified as available for sale while $15.8 million and $16.0 million, respectively, were classified as held to maturity. Total investments accounted for 12.9% and 18.6% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, totaling $64 thousand as of March 31, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $308 thousand at March 31, 2015 compared to net unrealized losses totaling $86 thousand at December 31, 2014. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at March 31, 2015 was comprised of federal agency securities (31%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (33%), obligations of states and political subdivisions (34%), primarily federal taxable municipal securities, and corporate and other debt securities (2%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2015 or December 31, 2014 and recorded no OTTI charges during the three months ended March 31, 2015, or during the year ended December 31, 2014.

	Securities Available for Sale, at Fair Value
	As of March 31, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$16,485	1.38%	$2,971	1.67%	$—	—	$19,456	1.42%
Obligations of states and political subdivisions	—	—	2,837	1.66%	1,504	2.57%	593	3.20%	4,934	2.12%
Federal agency mortgage backed securities	—	—	—	—	3,766	1.99%	15,995	2.15%	19,761	2.12%
Federal agency collateralized mortgage obligations	—	—	—	—	276	1.18%	204	2.03%	480	1.54%
Other debt securities	501	0.85%	—	—	—	—	—	—	501	0.85%
Money market mutual fund	85	0.00%	—	—	—	—	—	—	85	0.00%
Total investments available for sale	$586	0.73%	$19,322	1.43%	$8,517	1.95%	$16,792	2.19%	$45,217	1.80%

	Securities Held to Maturity, at Amortized Cost
	As of March 31, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$393	5.80%	$1,296	3.80%	$13,607	4.43%	$15,296	4.41%
Other debt securities	—	—	—	—	—	—	481	4.37%	481	4.37%
Total investments held to maturity	$—	—	$393	5.80%	$1,296	3.80%	$14,088	4.43%	$15,777	4.41%
The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2015. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at March 31, 2015 and December 31, 2014 are shown in the following table:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$19,454	$19,456	$49,451	$49,276
Obligations of states and political subdivisions	4,885	4,934	4,902	4,871
Federal agency mortgage-backed securities	19,507	19,761	20,233	20,351
Federal agency collateralized mortgage obligations	478	480	532	532
Other debt securities	500	501	500	502
Money market mutual fund	85	85	25	25
Total investment securities available for sale	$44,909	$45,217	$75,643	$75,557
Held To Maturity:
Obligations of states and political subdivisions	$15,296	$16,072	$15,475	$16,027
Other debt securities	481	529	481	517
Total held to maturity	$15,777	$16,601	$15,956	$16,544

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both March 31, 2015 and December 31, 2014, First Priority Bank held $110 thousand in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $1.76 million and $2.87 million as of March 31, 2015 and December 31, 2014, respectively. The decrease in the investment is attributable to a payback of outstanding borrowings at the FHLB during the first three months of 2015.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2015, total loans were $372.5 million, representing a decrease of $2.7 million or 0.7% from total loans outstanding of $375.2 million at December 31, 2014. The decrease in the current quarter resulted from unscheduled prepayments or payoff of loans which totaled approximately $11 million in the quarter compared to new loan generation of approximately $8 million.  The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$75,055	20%	$75,412	20%
Commercial Mortgage	169,002	46%	168,969	45%
Commercial Construction	7,713	2%	6,497	2%
Total Commercial	251,770	68%	250,878	67%
Residential Mortgage	78,929	21%	80,134	21%
Home Equity Lines	26,265	7%	27,902	8%
Other Consumer	15,581	4%	16,378	4%
Total Consumer	41,846	11%	44,280	12%
Total Loans	372,545	100%	375,292	100%
Net deferred loan (fees) or costs	(76)	—	(70)	—
Total	$372,469	100%	$375,222	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2015, commercial mortgage loans totaled $169.0 million consisting of $115.4 million of loans to finance commercial business properties, of which 60% are owner occupied, $16.5 million to finance, and are secured by, multifamily properties, $34.3 million secured by 1-4 family residential dwelling properties for business purposes, and $2.8 million for other purposes. In addition, as of March 31, 2015, loans to lessors of non-residential buildings totaled $69.2 million, which is included in commercial mortgage loans; of this amount, $34.0 million, or 49% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of March 31, 2015, totaled 29% and 189% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$ —	$ 70
Non-accrual loans	4,197	4,484
Total non-performing loans (1)	4,197	4,554
Other real estate owned	1,361	1,257
Repossessed assets (2)	42	42
Total non-performing assets (3)	5,600	5,853
Performing troubled debt restructurings (4)	2,103	2,132
Total non-performing assets and performing troubled debt restructurings	$ 7,703	$ 7,985
Non-performing loans as a percentage of total loans	1.13%	1.21%
Non-performing assets as a percentage of total assets	1.19%	1.19%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.63%	1.62%
Ratio of allowance to non-performing loans at end of period	57%	51%
Ratio of allowance to non-performing assets at end of period	42%	40%
Allowance for loan losses as a percentage of total loans	0.64%	0.62%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.

(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $4.2 million at March 31, 2015, a decline of $357 thousand from the $4.6 million at December 31, 2014. This decrease consisted of two loans totaling $186 thousand which were restored to performing based on improving financial positions of the borrowers while another loan of $70 thousand, previously reported as past due 90 days or more, was paid current within the quarter.  Two loan relationships totaling $230 thousand were transferred to other real estate owned while charge-offs in the quarter totaled $69 thousand.  Additionally, there were two new non-performing loans identified in the quarter totaling $222 thousand, one of which has subsequently refinanced and was paid off. Total non-performing loans as a percentage of total loans at March 31, 2015 was 1.13%, down from 1.21% at December 31, 2014. Other real estate owned totaled $1.4 million at March 31, 2015 and $1.3 million at December 31, 2014, an increase of $104 thousand. Repossessed assets totaled $42 thousand at March 31, 2015 and December 31, 2014. Nonperforming assets totaled $5.6 million, or 1.19% of total assets, as of March 31, 2015, compared to $5.9 million, or 1.19% of total assets as of December 31, 2014.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2015 and December 31, 2014, First Priority’s performing troubled debt restructurings totaled $2.1 million as of each period, respectively.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of March 31, 2015 and December 31, 2014, loans past due 30 to 89 days and still accruing totaled $1.5 million and $986 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.54% and 1.48%, respectively, of total loans outstanding.  The increase in past due loans is primarily the result of a single residential mortgage loan of $751 thousand with sufficient collateral value.

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

Acquired loans are initially recorded on acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from the acquired impaired loans after the date of acquisition, the Company records a provision for potential losses. During the three months ended March 31, 2015, the Company recorded a provision for loan losses totaling $42 thousand related to acquired loans consisting of  $8 thousand for acquired impaired loans and $34 thousand related to non-credit impaired purchased loans.

Based on the information available as of March 31, 2015, management believes that the allowance for loan losses of $2.4 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended
	March 31,
	2015	2014
	(Dollars in thousands)
Balance at the beginning of period	$2,313	$2,273
Charge-offs:
Commercial and Industrial	16	—
Commercial Mortgage	11	74
Commercial Construction	—	50
Residential Mortgage Loans	28	—
Home equity lines of credit	12	-
Other consumer loans	2	52
Total loans charged off	69	176
Recoveries:
Commercial and Industrial	5	10
Home equity lines of credit	4	4
Other consumer	4	3
Total recoveries	13	17
Net loans charged off	56	159
Provision charged to operations	120	105
Balance at end of period	$2,377	$2,219
Average loans (1)	$371,256	$334,539

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.06%	0.19%
Allowance for loan losses as a percentage of total loans	0.64%	0.65%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.4 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively, which represented 0.64% and 0.62% of total loans outstanding at each respective date. As of March 31, 2015 and December 31, 2014, the unamortized portion of the general credit fair value adjustment totaled $418 thousand and $509 thousand, respectively, and the total specific credit market valuation adjustment totaled $429 thousand as of March 31, 2015 and $443 thousand as of December 31, 2014. Additionally, as of March 31, 2015 and December 31, 2014 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $847 thousand and $952 thousand, respectively, and the allowance for loan losses of $2.4 million and $2.3 million respectively, or a total of $3.2 million and $3.3 million, respectively, would equate to 0.87% of total loans outstanding as of each respective period. Net charge-offs for the Company totaled $56 thousand for the first three months of 2015 compared to $159 thousand for the same period in 2014.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	March 31,		December 31,
	2015		2014
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$745	20%	$788	20%
Commercial Mortgage	507	46%	468	45%
Commercial Construction	34	2%	26	2%
Residential Mortgage Loans	163	21%	159	21%
Home Equity Lines of Credit	221	7%	270	8%
Other Consumer Loans	66	4%	87	4%
Total Allocated	1,736	100%	1,798	100%
Unallocated	641		515
TOTAL	$2,377		$2,313

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses of $140 thousand has been provided on impaired loans of $6.3 million at March 31, 2015 compared to a specific allocation of $166 thousand related to $6.6 million of originated impaired loans at December 31, 2014.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.6 million as of both March 31, 2015 and December 31, 2014, respectively.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2015, these loans totaled $69.2 million and $54.3 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $380.9 million at March 31, 2015 compared to $378.2 million at December 31, 2014, representing an increase of $2.7 million or 0.7%. This increase in total deposits consisted of an increase in time deposits of $4.6 million, primarily related to brokered time deposits, which generally provide a lower cost compared to those issued in the retail market, and small increases in demand and savings deposits totaling $1.2 million, partially offset by a reduction in money market deposit accounts of $3.1 million. It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2015 and December 31, 2014, brokered deposits totaled $81.6 million and $74.6 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see

Note 10 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended March 31,
	2015		2014
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$46,222		$46,075
Demand, interest-bearing	33,127	0.23%	48,743	0.27%
Money market and savings deposits	102,125	0.30%	102,337	0.35%
Time deposits	195,220	1.31%	148,889	1.51%
Total interest-bearing deposits	330,472	0.89%	299,969	0.91%
Total deposits	$376,694		$346,044

The maturity distribution of time deposits of $100,000 or more as of March 31, 2015, is as follows:

March 31,
2015
Three Months or Less	$5,411
Over Three Through Six Months	4,530
Over Six Through Twelve Months	4,306
Over Twelve Months	37,174
TOTAL	$51,421

Short-Term Borrowed Funds

At March 31, 2015, First Priority had short-term borrowings totaling $27.0 million, compared to $51.5 million at December 31, 2014. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. The decline in short-term borrowings resulted primarily due to the maturity of a short term investment security of $30 million, whereby the proceeds were used to pay down borrowings. Advances from the FHLB at March 31, 2015 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2015 and 2014. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$609
Average daily balance during the period	$94	$64
Weighted average rate during the period	0.51%	0.51%
FHLB short-term borrowings:
Balance at period end	$27,000	$22,300
Weighted average rate at period end	0.32%	0.25%
Maximum month-end balance	$27,000	$26,850
Average daily balance during the period	$19,956	$18,793
Weighted average rate during the period	0.31%	0.27%

Long-Term Debt

Long-term debt totaled $11.0 million as of both March 31, 2015 and December 31, 2014, respectively. These borrowings consisted of advances from the FHLB with an average interest rate of 0.88% as of each of these dates and an average remaining life of 2.0 years and 2.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for each of the three months ended March 31, 2015 and 2014, respectively, with an average rate of 0.89% for each of these respective periods. The maximum month-end balance of these borrowings was $11.0 million for the first three months of 2015 and 2014, respectively.

Capital Resources

Shareholders’ equity at March 31, 2015 was $50.8 million, representing an increase of $580 thousand from $50.2 million at December 31, 2014. The enhanced capital position is attributable to net income of $417 thousand for the three months ended March 31, 2015, stock based compensation costs of $78 thousand and market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $251 thousand. These increases were partially offset by preferred dividends paid of $166 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio.  First Priority currently meets the definition of “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements.

The following table sets forth First Priority Bank’s capital ratios at March 31, 2015 and December 31, 2014. For both periods, First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements.

	To Be Considered "Well-Capitalized"	As of March 31, 2015	As of December 31, 2014
First Priority Bank:
Total risk-based capital	10.00%	13.17%	12.87%
Tier 1 risk-based capital	8.00%	12.51%	12.20%
Tier 1 common equity capital	6.50%	12.51%	12.20%
Tier 1 leverage capital	5.00%	9.97%	9.34%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the first quarter of 2015. As of March 31, 2015, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2015 and 2014.

	At or for the three months ended
	March 31,
	2015	2014
Return on average assets................................	0.37%	0.58%
Return on average equity................................	3.34%	5.63%
Average equity to average assets ratio........	11.00%	10.28%

The decline between the reported periods was primarily related to income tax expense totaling $205 thousand for the three months ended March 31, 2015 compared to $9 thousand for the first three months of 2014.  As of March 31, 2014, the Company had not yet recorded its net deferred tax assets, and therefore did not include the impact of current income tax expense as a component of net income.

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

At March 31, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $80.7 million and $83.2 million, respectively. In addition, as of March 31, 2015 and December 31, 2014, there were $495 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and $935 thousand and $1.1 million of financial standby letters of credit as of each respective date.

In addition, as of March 31, 2015 and December 31, 2014 the Bank pledged $149 thousand of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand at each respective date, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At March 31, 2015, wholesale funding sources totaled $119.6 million and were comprised of $81.6 million of brokered certificates of deposit and $38.0 million of FHLB advances. At December 31, 2014, wholesale funding sources totaled $137.1 million and were comprised of $74.6 million of brokered certificates of deposit and $62.5 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of First Priority Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks, for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides the most effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits which can be redeemed early by the depositor at lower than market rate penalties.

As of March 31, 2015 and December 31, 2014, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2015 and December 31, 2014, First Priority Bank had a total borrowing capacity with the FHLB of $146 million and $144 million, respectively, with advances outstanding against this capacity of $38.0 million and $62.5 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $16.4 million at March 31, 2015 compared to $2.8 million at December 31, 2014.

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

At March 31, 2015, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: May 14, 2015	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: May 14, 2015	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.