Form 10-Q
period 2015-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2015-08-13
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 10, 2015
Common Stock, $1.00 Par Value	6,492,369 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$4,895	$5,038
Interest-bearing deposits in banks	13,188	2,828
Total cash and cash equivalents	18,083	7,866
Securities available for sale, at fair value (amortized cost: $61,769 and $75,643, respectively)	61,593	75,557
Securities held to maturity, at amortized cost (fair value: $15,780 and $16,544, respectively)	15,682	15,956
Loans receivable	391,319	375,222
Less: allowance for loan losses	2,566	2,313
Net loans	388,753	372,909
Restricted investments in bank stocks	3,347	2,984
Premises and equipment, net	2,234	2,369
Bank owned life insurance	3,135	3,093
Accrued interest receivable	1,601	1,511
Other real estate owned	1,169	1,257
Deferred tax asset, net	4,158	4,541
Goodwill	2,725	2,725
Intangible assets with finite lives, net	353	397
Other assets	1,112	1,146
Total Assets	$503,945	$492,311
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$48,229	$49,462
Interest-bearing	329,237	328,747
Total deposits	377,466	378,209
Short-term borrowings	63,208	51,472
Long-term debt	11,000	11,000
Accrued interest payable	346	356
Other liabilities	1,134	1,063
Total Liabilities	453,154	442,100
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	229
Series C: 9%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,596	4,596
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2015: 6,452,669; 2014: 6,447,019	6,453	6,447
Surplus	40,173	40,045
Accumulated deficit	(5,160)	(5,679)
Accumulated other comprehensive loss	(79)	(6)
Total Shareholders’ Equity	50,791	50,211
Total Liabilities and Shareholders’ Equity	$503,945	$492,311

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest Income
Loans receivable, including fees	$4,302	$4,260	$8,489	$8,321
Securities—taxable	372	368	720	728
Securities—exempt from federal taxes	63	27	88	54
Interest bearing deposits and other	24	31	118	57
Total Interest Income	4,761	4,686	9,415	9,160
Interest Expense
Deposits	718	644	1,444	1,320
Short-term borrowings	33	24	49	36
Long-term debt	25	25	49	49
Total Interest Expense	776	693	1,542	1,405
Net Interest Income	3,985	3,993	7,873	7,755
Provision for Loan Losses	130	255	250	360
Net Interest Income after Provision for Loan Losses	3,855	3,738	7,623	7,395
Non-Interest Income
Wealth management fee income	174	104	264	227
Bank owned life insurance income	21	25	42	42
Other	91	87	186	166
Total Non-Interest Income	286	216	492	435
Non-Interest Expenses
Salaries and employee benefits	1,912	1,743	3,764	3,465
Occupancy and equipment	514	542	1,059	1,107
Data processing equipment and operations	218	208	438	440
Professional fees	163	209	344	426
Marketing, advertising, and business development	52	113	82	143
FDIC insurance assessments	87	80	176	156
Pennsylvania bank shares tax expense	94	80	187	158
Other real estate owned	88	45	147	87
Other	298	330	581	634
Total Non-Interest Expenses	3,426	3,350	6,778	6,616
Income before Income Tax Expense	715	604	1,337	1,214
Federal Income Tax Expense	236	7	441	16
Net Income	$479	$597	$896	$1,198
Preferred dividends, including net amortization	211	121	377	248
Income to Common Shareholders	$268	$476	$519	$950
Income per common share:
Basic	$0.04	$0.07	$0.08	$0.15
Diluted	$0.04	$0.07	$0.08	$0.15
Weighted average common shares outstanding
Basic	6,446	6,439	6,446	6,439
Diluted	6,506	6,439	6,500	6,439

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income	$479	$597	$896	$1,198
Other comprehensive income:
Securities available for sale:
Change in unrealized (loss) gain on securities available for sale	(484)	490	(90)	1,266
Tax effect	164	-	30	-
Net unrealized (losses) gains arising during the period	(320)	490	(60)	1,266
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding losses on securities transferred	—	—	—	(137)
Amortization of net unrealized holding losses to income	(7)	(11)	(20)	(25)
Tax effect	3	-	7	-
Net unrealized holding losses on securities transferred	(4)	(11)	(13)	(162)
Total other comprehensive (loss) income	(324)	479	(73)	1,104
Total comprehensive income	$155	$1,076	$823	$2,302

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2015 and 2014

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance – December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(240)	—	(240)
Net amortization on preferred stock	8	—	—	(8)	—	—
Forfeiture of 225 shares of restricted common stock	—	—	—	—	—	—
Net Income	—	—	—	1,198	—	1,198
Other comprehensive income	—	—	—	—	1,104	1,104
Stock based compensation expense	—	—	127	—	—	127
Balance—June 30, 2014	$9,403	$6,439	$39,907	$(11,075)	$(93)	$44,581
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(377)	—	(377)
Issuance of 11,000 shares of restricted common stock	—	11	(11)	—	—	—
Forfeiture of 5,350 shares of restricted common stock	—	(5)	5	—	—	—
Net income	—	—	—	896	—	896
Other comprehensive loss	—	—	—	—	(73)	(73)
Stock based compensation expense	—	—	134	—	—	134
Balance—June 30, 2015	$9,404	$6,453	$40,173	$(5,160)	$(79)	$50,791

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the six months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$896	$1,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	360
Provision for other real estate owned	137	—
Depreciation and amortization	215	229
Net amortization (accretion) of discount securities	112	(189)
Stock based compensation expense	134	127
Net gain on sale of other real estate	(88)	(16)
Net (gain) loss on disposal of premises and equipment	5	(7)
Bank owned life insurance policy income	(42)	(42)
Originations of loans held for sale	(1,196)	(350)
Proceeds from sale of loans held for sale	1,196	150
Deferred tax asset, net	383	—
(Increase) decrease in accrued interest receivable	(90)	19
Increase in other assets	(9)	(37)
Decrease in accrued interest payable	(9)	(38)
Increase (decrease) in other liabilities	76	(263)
Net Cash Provided by Operating Activities	1,970	1,141
Cash Flows from Investing Activities
Net originations in loans	(16,383)	(12,345)
Purchase of loans	—	(15,639)
Purchases of securities available for sale	(19,839)	(7,336)
Redemption of restricted stock	(363)	(519)
Proceeds from maturities or calls of securities available for sale	33,862	31,254
Proceeds from the sale of other real estate owned and repossessed assets	313	763
Purchases of premises and equipment	(81)	(118)
Proceeds from the sale of premises and equipment	4	-
Net purchase of bank owned life insurance	—	(3,000)
Net Cash Used in Investing Activities	(2,487)	(6,940)
Cash Flows from Financing Activities
Net decrease in deposits	(633)	(3,510)
Net increase in short-term borrowings	11,737	12,617
Cash dividends paid on preferred stock	(370)	(240)
Net Cash Provided by Financing Activities	10,734	8,867
Net Increase in Cash and Cash Equivalents	10,217	3,068
Cash and Cash Equivalents—Beginning	7,866	11,248
Cash and Cash Equivalents—Ending	$18,083	$14,316
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of available for sale securities to held to maturity securities	$—	$3,840
Transfer of loans receivable to other real estate owned	$232	694
Cash paid for interest on deposits and borrowings	$1,662	$1,631
Cash paid for income taxes	$20	$—

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has 9 retail branch office locations as of June 30, 2015, is a locally managed community bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of June 30, 2015, First Priority had total assets of $503.9 million and total shareholders’ equity of $50.8 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of June 30, 2015, First Priority Bank had total assets of $503.6 million, total loans of $391.3 million, total deposits of $378.1 million and total shareholder’s equity of $50.0 million.

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

First Priority Bank currently seeks deposits and commercial and private banking relationships through its nine banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both June 30, 2015 and December 31, 2014, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and six months ended June 30, 2015, the Company recorded a provision for loan losses totaling $23 thousand and $65 thousand, respectively, for acquired impaired loans. During the three and six months ended June 30, 2014, the Company recorded a provision for loan losses totaling $130 thousand $250 thousand, respectively, for acquired impaired loans.

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of total comprehensive income. During the year ended December 31, 2014, the Company reversed the full valuation allowance on deferred tax assets and therefore, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 is presented net of the effect of income taxes.  The Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 does not include the effects of income taxes due to the full valuation allowance on net deferred tax assets.

Total reclassifications from accumulated other comprehensive losses for the periods presented are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statement where Net Income is Presented
	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	$(7)	$(11)	$(20)	$(25)	Interest Income
Tax effect	3	-	7	-	Federal Income Tax Expense
Total reclassification	$(4)	$(11)	$(13)	$(25)

Accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized loss on available for sale securities	$(116)	$(57)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	37	51
Total	$(79)	$(6)

Note 2—Recently Issued Accounting Standards

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

For the three and six month periods ended June 30, 2014 there were 845 thousand common stock equivalent shares, all of which were antidilutive, and therefore, excluded from earnings per share calculations.  As a result, diluted earnings per share for these periods were the same as basic earnings per share.

The calculations of basic and diluted earnings per common share are presented below for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	(In thousands, except per share information)
	2015	2014	2015	2014
Net income	$479	$597	$896	$1,198
Less: preferred stock dividends	(211)	(120)	(377)	(240)
Less: net discount accretion on preferred stock	—	(1)	—	(8)
Income to common shareholders	$268	$476	$519	$950
Average basic common shares outstanding	6,446	6,439	6,446	6,439
Effect of dilutive stock options	60	—	54	—
Average number of common shares used to calculate diluted earnings per common share	6,506	6,439	6,500	6,439
Basic earnings per common share	$0.04	$0.07	$0.08	$0.15
Diluted earnings per common share	$0.04	$0.07	$0.08	$0.15

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$103	$57	$206	$114
Preferred Series B	5	5	10	10
Preferred Series C	103	58	161	116
Total preferred dividends	$211	$120	$377	$240

Net accretion (amortization) on preferred stock:
Preferred Series A	$—	$—	$—	$(9)
Preferred Series B	—	—	—	2
Preferred Series C	—	(1)	—	(1)
Total net accretion (amortization) on preferred stock	$—	$(1)	$—	$(8)

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, totaling $56 thousand as of June 30, 2015 and $77 thousand as of December 31, 2014, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$27,311	$9	$(201)	$27,119
Obligations of states and political subdivisions	14,697	54	(108)	14,643
Federal agency mortgage-backed securities	18,650	142	(73)	18,719
Federal agency collateralized mortgage obligations	429	1	—	430
Other debt securities	500	—	—	500
Money market mutual fund	182	—	—	182
Total investment securities available for sale	$61,769	$206	$(382)	$61,593

Held To Maturity:
Obligations of states and political subdivisions	$15,201	$197	$(98)	$15,300
Other debt securities	481	—	(1)	480
Total investment securities held to maturity	$15,682	$197	$(99)	$15,780

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$49,451	$21	$(196)	$49,276
Obligations of states and political subdivisions	4,902	8	(39)	4,871
Federal agency mortgage-backed securities	20,233	192	(74)	20,351
Federal agency collateralized mortgage obligations	532	2	(2)	532
Other debt securities	500	2	—	502
Money market mutual fund	25	—	—	25
Total investment securities available for sale	$75,643	$225	$(311)	$75,557

Held To Maturity:
Obligations of states and political subdivisions	$15,475	$564	$(12)	$16,027
Other debt securities	481	36	—	517
Total investment securities held to maturity	$15,956	$600	$(12)	$16,544

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2015 and December 31, 2014.

	As of June 30, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$9,713	$(141)	1	$11,908	$(60)	11	$21,621	$(201)	12
Obligations of states and political subdivisions	5,236	(88)	14	2,823	(20)	7	8,059	(108)	21
Federal agency mortgage-backed securities	-	-	-	7,110	(73)	5	7,110	(73)	5
Total Available for Sale	$14,949	$(229)	15	$21,841	$(153)	23	$36,790	$(382)	38
Held to Maturity:
Obligations of states and political subdivisions	$525	$(6)	1	$4,757	$(92)	11	$5,282	$(98)	12
Other debt securities	479	(1)	1	$-	$-	-	479	(1)	1
Total Held to Maturity	$1,004	$(7)	2	$4,757	$(92)	11	$5,761	$(99)	13

	As of December 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$30,000	$-	1	$16,753	$(196)	15	$46,753	$(196)	16
Obligations of states and political subdivisions	576	(1)	1	3,076	(38)	8	3,652	(39)	9
Federal agency mortgage-backed securities	-	-	-	5,882	(74)	4	5,882	(74)	4
Federal agency collateralized mortgage obligations	-	-	-	296	(2)	1	296	(2)	1
Total Available for Sale	$30,576	$(1)	2	$26,007	$(310)	28	$56,583	$(311)	30
Held to Maturity:
Obligations of states and political subdivisions	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3
Total Held to Maturity	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3

As of June 30, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of June 30, 2015, represents other than temporary impairment.

There were no realized gains or losses for the three or six months ended June 30, 2015 and 2014.

Securities with an estimated fair value of $30.0 million and $32.6 million were pledged at June 30, 2015 and December 31, 2014, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $75 thousand and $89 thousand as of June 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of securities as of June 30, 2015 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	June 30, 2015		June 30, 2015
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$500	$500	$—	$—
Due after one year through five years	19,272	19,225	391	390
Due after five years through ten years	12,328	12,171	1,295	1,305
Due after ten years	10,408	10,366	13,996	14,085
	42,508	42,262	15,682	15,780
Federal agency collateralized mortgage obligations	429	430	—	—
Federal agency mortgage-backed securities	18,650	18,719	—	—
Money market mutual fund	182	182	—	—
Total	$61,769	$61,593	$15,682	$15,780

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$79,731	$75,412
Commercial mortgage	175,556	168,969
Commercial construction	9,193	6,497
Total commercial	264,480	250,878
Residential mortgage loans	83,986	80,134
Consumer:
Home equity lines of credit	26,646	27,902
Other consumer loans	16,385	16,378
Total consumer	43,031	44,280
Total loans	391,497	375,292
Allowance for loan losses	(2,566)	(2,313)
Net deferred loan cost (fees)	(178)	(70)
Total loans receivable, net	$388,753	$372,909

First Priority acquired various loans through the acquisition of Affinity Bancorp, Inc. on February 28, 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination, and for which it was probable that all contractually required payments would not be collected.  The carrying amounts of the acquired impaired loans included in the loan balances above are summarized as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$699	$699
Commercial mortgage	281	284
Residential mortgage loans	134	186
Total unpaid principal balance	$1,114	$1,169
Net recorded investment	$540	$602

The following table presents the changes in accretable yield related to acquired credit-impaired loans for the six months ended June 30, 2014 (dollars in thousands).  There was no remaining accretable yield for the six months ended June 30, 2015:

2014
Accretable yield balance, beginning of period	$56
Additions resulting from acquisition	-
Accretion to interest income	(171)
Reclassification from nonaccretable difference and disposals, net	146
Accretable yield balance, end of period	$31

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2015, these loans totaled $71.9 million and $58.3 million, respectively, or 18.4% and 14.9%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2015 and 2014:

	For the three months ended					For the six months ended
	June 30, 2015					June 30, 2015
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$745	$—	$2	$17	$764	$788	$(16)	$7	$(15)	$764
Commercial mortgage	507	(31)	—	149	625	468	(42)	—	199	625
Commercial construction	34	—	—	6	40	26	—	—	14	40
Residential mortgage loans	163	—	—	12	175	159	(14)	—	30	175
Home equity lines of credit	221	—	84	(75)	230	270	(12)	88	(116)	230
Other consumer loans	66	—	4	(3)	67	87	(16)	8	(12)	67
Unallocated	641	—	—	24	665	515	—	—	150	665
Total loans	$2,377	$(31)	$90	$130	$2,566	$2,313	$(100)	$103	$250	$2,566

	For the three months ended					For the six months ended
	June 30, 2014					June 30, 2014
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$421	$(137)	$6	$220	$510	$445	$(137)	$16	$186	$510
Commercial mortgage	477	(1)	—	7	483	452	(75)	—	106	483
Commercial construction	17	—	2	3	22	12	(50)	2	58	22
Residential mortgage loans	150	(25)	—	96	221	149	(25)	—	97	221
Home equity lines of credit	123	(90)	4	81	118	177	(90)	8	23	118
Other consumer loans	50	—	4	12	66	67	(52)	7	44	66
Unallocated	981	—	—	(164)	817	971	—	—	(154)	817
Total loans	$2,219	$(253)	$16	$255	$2,237	$2,273	$(429)	$33	$360	$2,237

The following tables present the balance in the allowance for loan losses at June 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	June 30, 2015
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$764	134	$630	$79,731	$1,524	$78,207
Commercial mortgage	625	97	528	175,556	3,489	172,067
Commercial construction	40	—	40	9,193	—	9,193
Residential mortgage loans	175	—	175	83,986	235	83,751
Home equity lines of credit	230	—	230	26,646	99	26,547
Other consumer loans	67	—	67	16,385	346	16,039
Unallocated	665	—	665	—	—	—
Total loans	$2,566	$231	$2,335	$391,497	$5,693	$385,804

	December 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$788	$147	$641	$75,412	$2,131	$73,281
Commercial mortgage	468	5	463	168,969	3,660	165,309
Commercial construction	26	—	26	6,497	—	6,497
Residential mortgage loans	159	—	159	80,134	347	79,787
Home equity lines of credit	270	12	258	27,902	113	27,789
Other consumer loans	87	2	85	16,378	364	16,014
Unallocated	515	—	515	—	—	—
Total loans	$2,313	$166	$2,147	$375,292	$6,615	$368,677

The following tables summarize information in regard to impaired loans by loan portfolio class as of June 30, 2015 and December 31, 2014 as well as for the three and six month periods ended June 30, 2015 and 2014, respectively:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$552	$975	$—	$1,840	$2,290	$—
Commercial mortgage	1,901	2,114	—	3,618	3,928	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	235	330	—	347	426	—
Home equity lines of credit	99	99	—	101	101	—
Other consumer loans	346	372	—	196	215	—
With an allowance recorded:
Commercial and industrial	$972	$1,005	$134	$291	$301	$147
Commercial mortgage	1,588	1,595	97	42	70	5
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	12	12	12
Other consumer loans	—	—	—	168	168	2
Total:
Commercial and industrial	$1,524	$1,980	$134	$2,131	$2,591	$147
Commercial mortgage	3,489	3,709	97	3,660	3,998	5
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	235	330	—	347	426	—
Home equity lines of credit	99	99	—	113	113	12
Other consumer loans	346	372	—	364	383	2
Total	$5,693	$6,490	$231	$6,615	$7,511	$166

	Three Months ended June 30,				Six Months ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$556	$—	$1,596	$—	$897	$9	$1,671	$—
Commercial mortgage	1,900	11	1,014	—	2,736	26	981	—
Commercial construction	—	—	344	9	—	—	384	14
Residential mortgage loans	236	—	242	—	234	—	242	—
Home equity lines of credit	99	1	141	—	100	2	71	—
Other consumer loans	321	1	349	—	326	3	277	—
With an allowance recorded:
Commercial and industrial	$984	$5	$184	$—	$930	$5	$129	$—
Commercial mortgage	1,590	—	42	—	795	—	83	—
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	12	—	—	—	21	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$1,540	$5	$1,780	$—	$1,827	$14	$1,800	$—
Commercial mortgage	3,490	11	1,056	—	3,531	26	1,064	—
Commercial construction	—	—	344	9	—	—	384	14
Residential mortgage loans	236	—	242	—	234	—	242	—
Home equity lines of credit	99	1	153	—	100	2	92	—
Other consumer loans	321	1	349	—	326	3	277	—
Total	$5,686	$18	$3,924	$9	$6,018	$45	$3,859	$14

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$1,324	$1,474
Commercial mortgage	2,209	2,370
Residential mortgage loans	235	347
Home equity lines of credit	18	31
Other consumer loans	248	262
Total loans	$4,034	$4,484

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $65 thousand and $125 thousand for the three and six months ended June 30, 2015 and $70 thousand and $143 thousand for the three and six months ended June 30, 2014, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$76,527	$1,339	$1,865	$—	$79,731
Commercial mortgage	170,699	2,005	2,852	—	175,556
Commercial construction	9,193	—	—	—	9,193
Residential mortgage loans	83,751	—	235	—	83,986
Consumer:
Home equity lines of credit	26,628	—	18	—	26,646
Other consumer loans	16,137	—	248	—	16,385
Total	$382,935	$3,344	$5,218	$—	$391,497

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,498	$—	$1,914	$—	$75,412
Commercial mortgage	163,899	745	4,325	—	168,969
Commercial construction	6,497	—	—	—	6,497
Residential mortgage loans	79,787	—	347	—	80,134
Consumer:
Home equity lines of credit	27,871	—	31	—	27,902
Other consumer loans	16,116	—	262	—	16,378
Total	$367,668	$745	$6,879	$—	$375,292

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$366	$366	$79,365	$79,731
Commercial mortgage	534	48	2,209	2,791	172,765	175,556
Commercial construction	—	—	—	—	9,193	9,193
Residential mortgage loans	—	68	202	270	83,716	83,986
Consumer:
Home equity lines of credit	114	—	—	114	26,532	26,646
Other consumer loans	29	145	202	376	16,009	16,385
Total	$677	$261	$2,979	$3,917	$387,580	$391,497

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$70	$102	$1,260	$1,432	$73,980	$75,412
Commercial mortgage	310	15	2,355	2,680	166,289	168,969
Commercial construction	—	—	—	—	6,497	6,497
Residential mortgage loans	478	—	312	790	79,344	80,134
Consumer:
Home equity lines of credit	—	—	12	12	27,890	27,902
Other consumer loans	31	66	214	311	16,067	16,378
Total	$889	$183	$4,153	$5,225	$370,067	$375,292

As of June 30, 2015, there were no loans 90 days past due and still accruing interest.  As of December 31, 2014, there was one residential mortgage loan totaling $70 thousand which was greater than 90 days past due and still accruing interest which has subsequently been paid current.

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

The following tables reflect information regarding troubled debt restructurings entered into by the Company for the three and six month periods ended June 30, 2015 and 2014. As of June 30, 2015, one mortgage loan, related to land, was in default and was restructured under the terms of a forbearance agreement whereby a concession was made in regards to the interest rate and the amortization period was extended.

	For the three months ended June 30, 2015			For the six months ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$200	$200	1	$200	$200
Residential mortgage loans	—	—	—	1	35	35
Total	—	$—	$—	2	$235	$235

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$29	$29	1	$29	$29
Home equity lines of credit	1	31	20	1	31	20
Other consumer loans	2	110	108	2	110	108
Total	4	$170	$157	4	$170	$157

The following table reflects information regarding troubled debt restructuring entered into by the Bank for the year ended December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$28	$28
Commercial mortgage	1	1,292	1,292
Home equity lines of credit	2	112	102
Other consumer loans	3	170	158
Total	7	$1,602	$1,580

During the second quarter of 2015, a consumer installment loan, classified as non-accrual, became in default with an outstanding balance of $22 thousand as of June 30, 2015.  As of June 30, 2015 and 2014 and also December 31, 2014, a residential mortgage loan with a current balance of $76 thousand, acquired through the Affinity merger, has remained in default and is classified as non-accrual. Additionally two commercial loans classified as troubled debt restructurings with combined outstanding balances totaling $64 thousand as of March 31, 2015 were in default and remain classified as non-accrual status.

As of June 30, 2014, a commercial mortgage loan with an outstanding balance of $243 thousand was also in default.

No other TDRs were subsequently in default as of the periods stated.

The carrying amount of foreclosed residential real estate properties held was $251 thousand as of June 30, 2015.  Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $611 thousand as of June 30, 2015.

Note 6—Deposits

The components of deposits at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Demand, non-interest bearing	$48,229	$49,462
Demand, interest-bearing	32,573	34,186
Money market and savings accounts	93,865	101,486
Time, $100 and over	49,825	50,948
Time, other	152,974	142,127
	$377,466	$378,209

Included in time, other at June 30, 2015 and December 31, 2014 are brokered deposits of $93.4 million and $74.6 million, respectively.

At June 30, 2015, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
6/30/2016	$82,125
6/30/2017	60,380
6/30/2018	48,340
6/30/2019	4,419
6/30/2020	7,535
Thereafter	—
$202,799

Note 7—Shareholders’ Equity

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

The Series A, Series B and Series C Preferred Stock pay cumulative dividends at a rate of 9% per annum. The Series A, B and C Preferred Stock have no maturity date and rank senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Series A or Series C Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends. The Company may redeem the Series B Preferred Stock only after all of Series A has been redeemed.

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

A summary of the status of the Program is presented below for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	866,613	$6.89
Granted during period	—	—
Forfeited/cancelled during period	(5,098)	5.36
Expired	(34,348)	8.97
Outstanding at end of period (1)	827,167	6.81
Exercisable at end of period (1)	424,167	$8.24

(1)

Included in options outstanding and exercisable at June 30, 2015 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at June 30, 2015 and December 31, 2014 were 5.89 years and 3.60 years, respectively and 6.15 years and 2.41 years, respectively. The aggregate intrinsic value of options outstanding was $411 thousand as of June 30, 2015 while the aggregate intrinsic value of exercisable options was $87 thousand as of this same date.

As of June 30, 2015, there was $56 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.84 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.

Employee Restricted Stock grants fully vest three years from the date of grant (or potentially earlier upon a change of control), subject to the recipient remaining an employee of the Company. Director Restricted Stock grants vest in one year to coincide with the required service period.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan was recorded at the date of the award based on the estimated fair value of the shares. As of June 30, 2015, there was $270 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 17, 2017.

A summary of restricted stock award activity is presented below for the six months ended June 30, 2015:

Shares
Outstanding unvested shares at beginning of period	121,874
Shares Granted during period	11,000
Shares Forfeited/cancelled during the period	(5,350)
Vested Shares during this period	(1,575)
Outstanding unvested shares at end of period	125,949

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

At June 30, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $81.9 million and $83.2 million, respectively. In addition, as of each of these dates, there were $641 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and for both periods $1.1 million of financial standby letters of credit.

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

In addition, as of June 30, 2015 and December 31, 2014 the Bank pledged $214 thousand of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

The Bank’s capital amounts (dollars in thousands) and ratios at June 30, 2015 and December 31, 2014 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2015
Total capital (to risk-weighted assets)	$46,863	12.25%		$30,616	>8.0%	$	>38,271	>10.0%
Tier 1 capital (to risk-weighted assets)	44,262	11.57		>22,962	>6.0		>30,616	>8.0
Tier 1 common equity capital (to risk-weighted assets)	44,262	11.57		>17,222	>4.5		>24,876	>6.5
Tier 1 capital (to total assets)	44,262	9.40		>18,840	>4.0		>23,550	>5.0
December 31, 2014
Total capital (to risk-weighted assets)	$45,327	12.87%	$	>28,177	>8.0%	$	>35,221	>10.0%
Tier 1 capital (to risk-weighted assets)	42,979	12.20		>14,088	>4.0		>21,132	>6.0
Tier 1 capital (to total assets)	42,979	9.34		>18,410	>4.0		>23,012	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$27,119	$—	$27,119	$—
Obligations of states and political subdivisions	14,643	—	14,643	—
Federal agency mortgage-backed securities	18,719	—	18,719	—
Federal agency collateralized mortgage obligations	430	—	430	—
Other debt securities	500	—	500	—
Money market mutual fund	182	182	—	—
Total assets measured at fair value on a recurring basis	$61,593	$182	$61,411	$—
As of December 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$49,276	$—	$49,276	$—
Obligations of states and political subdivisions	4,871	—	4,871	—
Federal agency mortgage-backed securities	20,351	—	20,351	—
Federal agency collateralized mortgage obligations	532	—	532	—
Other debt securities	502	—	502	—
Money market mutual fund	25	25	—	—
Total assets measured at fair value on a recurring basis	$75,557	$25	$75,532	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2015:
Impaired loans	$4,567	$—	$—	$4,567
Other real estate owned	977	—	—	977
Total assets measured at fair value on a nonrecurring basis	$5,544	$—	$—	$5,544
As of December 31, 2014:
Impaired loans	$2,205	$—	$—	$2,205
Repossessed assets	42	—	—	42
Other real estate owned	105	—	—	105
Total assets measured at fair value on a nonrecurring basis	$2,352	$—	$—	$2,352

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

Quantitative information about Level 3 fair value measurements at June 30, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$4,567	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (1.94%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-8% (6.16%)
Other real estate owned	$977	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-27% (4.39%)
			Liquidation expenses	7%-8.5% (8.36%)

Quantitative information about Level 3 fair value measurements at December 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$2,205	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-5% (0.12%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8% (8.00%)
Repossessed assets	$42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. As of June 30, 2015 there were no repossessed assets. The Company had $42 thousand of repossessed assets as of December 31, 2014.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At June 30, 2015 and December 31, 2014, respectively, the fair value consists of other real estate owned balances of $1.4 million and $433 thousand, net of valuation allowances of $412 thousand and $328 thousand. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

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

Residential Mortgage Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the six months ended June 30, 2015. There were no loans held for sale at June 30, 2015 or December 31, 2014.

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of June 30, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.6 million, net of valuation allowances of $231 thousand; and loan balances with no related allowance recorded of $3.2 million, net of partial charge-offs of $1.0 million. As of December 31, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $542 thousand, net of valuation allowances of $166 thousand and partial charge-offs of $28 thousand; and loan balances with no related allowance recorded of $2.9 million, net of partial charge-offs of $1.1 million.

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

At June 30, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$18,083	$18,083	$18,083	$—	$—
Securities available for sale	61,593	61,593	182	61,411	—
Securities held to maturity	15,682	15,780	—	15,780	—
Loans receivable, net	388,753	396,109	—	—	396,109
Restricted stock	3,347	3,347	—	3,347	—
Accrued interest receivable	1,601	1,601	—	1,601	—

Liabilities:
Deposits	377,466	378,334	—	378,334	—
Short-term borrowings	63,208	63,208	—	63,208	—
Long-term debt	11,000	10,986	—	10,986	—
Accrued interest payable	346	346	—	346	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$7,866	$7,866	$7,866	$—	$—
Securities available for sale	75,557	75,557	25	75,532	—
Securities held to maturity	15,956	16,544	—	16,544	—
Loans receivable, net	372,909	380,257	—	—	380,257
Restricted stock	2,984	2,984	—	2,984	—
Accrued interest receivable	1,511	1,511	—	1,511	—

Liabilities:
Deposits	378,209	379,203	—	379,203	—
Short-term borrowings	51,472	51,472	—	51,472	—
Long-term debt	11,000	10,936	—	10,936	—
Accrued interest payable	356	356	—	356	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and six months ended June 30, 2015 and 2014, and its financial condition as of June 30, 2015 and December 31, 2014. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2015 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the six months ended June 30,
	2015	2014
	(dollars in thousands)
Total revenue (1)	$ 8,365	$ 8,190
Income before income tax expense	1,337	1,214
Net income	896	1,198
Total assets	503,945	456,895
Total loans receivable	391,319	362,789
Total deposits	377,466	353,723

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of June 30, 2015 and December 31, 2014 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the three and six month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended June 30,		Increase (decrease)	% Change	For the six months ended June 30,		Increase (decrease)	% Change
	2015	2014			2015	2014
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$3,985	$3,993	$(8)	(0.2)%	$7,873	$7,755	$118	1.5%
Non-interest income	286	216	70	32.4%	492	435	57	13.1%
Total Revenue	4,271	4,209	62	1.5%	8,365	8,190	175	2.1%
Provision for loan losses	130	255	(125)	(49.0)%	250	360	(110)	(30.6)%
Non-interest expenses	3,426	3,350	76	2.3%	6,778	6,616	162	2.4%
Income before income tax expense	715	604	111	18.4%	1,337	1,214	123	10.1%
Federal income tax expense	236	7	229		441	16	425
Net Income	$479	$597	$(118)		$896	$1,198	$(302)
Preferred dividends, including net warrant amortization	211	121	90		377	248	129
Income to common shareholders	$268	$476	$(208)		$519	$950	$(431)
Income per common share:
Basic	$0.04	$0.07	$(0.03)		$0.08	$0.15	$(0.07)
Diluted	$0.04	$0.07	$(0.03)		$0.08	$0.15	$(0.07)

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

The following tables set forth, for the three and six month periods ended June 30, 2015 and 2014, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

	For the Three Months Ended June 30,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$380,943	$4,302	4.53%	$345,718	$4,260	4.94%	$42	1.0%
Taxable investment securities	64,856	372	2.31%	63,068	368	2.34%	4	1.1%
Nontaxable investment securities	6,338	63	4.00%	2,601	27	4.05%	36	133.3%
Total investment securities	71,194	435	2.46%	65,669	395	2.41%	40	10.1%
Deposits with banks and other	4,135	24	2.30%	6,044	31	2.09%	(7)	(22.6)%
Total interest earning assets	456,272	4,761	4.19%	417,431	4,686	4.50%	75	1.6%
Non-interest-earning assets	21,113			16,755
TOTAL ASSETS	$477,385			$434,186
Interest-bearing liabilities:
Demand, interest-bearing	$33,104	19	0.23%	$42,164	26	0.25%	$(7)	(26.9)%
Money market and savings	96,652	71	0.29%	100,058	80	0.32%	(9)	(11.3)%
Time deposits	196,474	628	1.28%	153,266	538	1.41%	90	16.7%
Borrowed funds	51,540	58	0.45%	44,081	49	0.44%	9	18.4%
Total interest-bearing liabilities	377,770	776	0.82%	339,569	693	0.82%	83	12.0%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	46,897			48,949
Other liabilities	1,688			1,464
Shareholders’ equity	51,030			44,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,385			$434,186
Net interest income/rate spread		$3,985	3.37%		$3,993	3.68%	$(8)	(0.2)%
Net interest margin			3.50%			3.84%

	For the Six Months Ended June 30,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$376,127	$8,489	4.55%	$340,159	$8,321	4.93%	$168	2.0%
Taxable investment securities	63,123	720	2.30%	62,238	728	2.36%	(8)	(1.1)%
Nontaxable investment securities	4,402	88	4.03%	2,650	54	4.07%	34	63.0%
Total investment securities	67,525	808	2.42%	64,888	782	2.43%	26	3.3%
Deposits with banks and other	4,244	118	5.61%	6,535	57	1.77%	61	107.0%
Total interest earning assets	447,896	9,415	4.24%	411,582	9,160	4.49%	255	2.8%
Non-interest-earning assets	20,808			16,001
TOTAL ASSETS	$468,704			$427,583
Interest-bearing liabilities:
Demand, interest-bearing	$33,115	38	0.23%	$45,436	59	0.26%	$(21)	(35.6)%
Money market and savings	99,373	145	0.29%	101,191	169	0.34%	(24)	(14.2)%
Time deposits	195,851	1,261	1.30%	151,090	1,092	1.46%	169	15.5%
Borrowed funds	41,351	98	0.48%	37,008	85	0.46%	13	15.3%
Total interest-bearing liabilities	369,690	1,542	0.84%	334,725	1,405	0.85%	137	9.8%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	46,562			47,519
Other liabilities	1,639			1,590
Shareholders’ equity	50,813			43,749
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$468,704			$427,583
Net interest income/rate spread		$7,873	3.40%		$7,755	3.64%	$118	1.5%
Net interest margin			3.54%			3.80%

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

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Six Months Ended
	June 30, 2015 vs. 2014			June 30, 2015 vs. 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$414	$(372)	$42	$841	$(673)	$168
Taxable investment securities	10	(6)	4	9	(17)	(8)
Nontaxable investment securities	36	—	36	35	(1)	34
Total investment securities	46	(6)	40	44	(18)	26
Deposits with banks and other	(10)	3	(7)	(26)	87	61
Total interest earning assets	450	(375)	75	859	(604)	255
Interest expense:
Demand, interest-bearing	(6)	(1)	(7)	(15)	(6)	(21)
Money market and savings	(3)	(6)	(9)	(3)	(21)	(24)
Time deposits	142	(52)	90	298	(129)	169
Borrowed funds	7	2	9	10	3	13
Total interest bearing liabilities	140	(57)	83	290	(153)	137
Change in net interest income	$310	$(318)	$(8)	$569	$(451)	$118

For the three months ended June 30, 2015, net interest income was relatively flat at $3.99 million compared to the same period in 2014. Net interest margin decreased 34 basis points from 3.84% for the second quarter of 2014 to 3.50% for the same period in 2015. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 31 basis points from 3.68% for the three months ended June 30, 2014 to 3.37% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $310 thousand while the change in our relative rate structure resulted in a decline in net interest income of $318 thousand.

Average interest earning assets for the current quarter of 2015 increased $38.8 million, or 9.3%, including increases in average loans of $35.2 million, or 10.2%, and an increase in average investment balances of $5.5 million, or 8.4%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $450 thousand in interest income, with $414 thousand provided from incremental loan balances. The average yield on earning assets declined 31 basis points in the current quarter compared to the prior year three month period from 4.50% to 4.19% which resulted in a rate related decline of interest income of $375 thousand between the periods. Of this decline, $372 thousand was related to lower yields on loans.

Average interest bearing liabilities increased $38.2 million, or 11.2%, when comparing the current quarter to the prior year quarter. During this time, short-term borrowed funds increased $7.5 million while overall average deposit balances increased $30.7 million, consisting of an increase in time deposits of $43.2 million, primarily from brokered time deposits, partially offset by a decrease in interest bearing demand deposits of $9.1 million and money market and savings deposits of $3.4 million. The incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $140 thousand. At the same time, due to the change in mix of balances, the average rate on interest bearing liabilities remained flat at 0.82% in both the second quarters of 2015 and 2014, however, due to the change in mix of balances, overall interest expense declined $57 thousand between the periods due to rate structures.

For the six months ended June 30, 2015, net interest income increased 1.5%, or $118 thousand, to $7.87 million compared to $7.76 million for the same period in 2014. Net interest margin decreased from 3.80% for the first six months of 2014 to 3.54% for the same period in 2015. Net interest spread decreased from 3.64% for the first six months of 2014 to 3.40% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $569 thousand while the change in our relative rate structure resulted in a decline in net interest income of $451 thousand.

Average interest earning assets for the first six months of 2015 increased $36.3 million, or 8.8%, including increases in average loans of $36.0 million, or 10.6%, and average investment balances of $2.6 million, or 4.1%, when compared to the prior year. This increased volume of average earning assets provided an additional $859 thousand in interest income, $841 thousand provided from incremental loan balances and $44 thousand from investment securities.  The average yield on earning assets declined 25 basis points in the current year compared to the prior year six month period from 4.49% to 4.24%, which resulted in a rate related decline of interest income between the periods of $604 thousand. Of this decline, $673 was related to lower yields on loans and a decrease of $18 thousand in income resulting from investment securities partially offset by an increase of $87 thousand resulting from deposits with other banks, including a special annual dividend of $66 thousand paid by FHLB Bank of Pittsburgh based on its 2014 results.  Average interest bearing liabilities increased $35.0 million, or 10.4%, in 2015. During this time, borrowed funds increased $4.3 million while overall deposit balances increased $30.6 million, as interest bearing demand deposits decreased $12.3 million, money market and savings deposits decreased $1.8 million and time deposits increased $44.7 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $290 thousand. At the same time, the average rate on interest bearing liabilities declined 1 basis point from 0.85% for the first six months of 2014 to 0.84% in the current year, which along with the change in mix of balances, accounted for a decline in interest expense of $153 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $130 thousand for the three months ended June 30, 2015 compared to $255 thousand for the same period in 2014, and on a year to date basis was $250 thousand for the first six months of 2015 compared to $360 thousand for the same period in 2014.  The level of provision is impacted by management’s analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. In the current quarter, the Company recorded a recovery of $80 thousand related to the sale of collateral on a previously charged-off loan which resulted in an overall net recovery of $59 thousand in the quarter and $3 thousand for the first six months of 2015.  Net charge-offs for the three months ended June 30, 2014 totaled $237 thousand and were $396 thousand for the first six months of 2014.  Total loans increased $18.9 million in the current quarter and $16.1 million for the six months ended June 30, 2015, compared to an increases of $22.7 million during the second quarter of 2014 and $27.1 million for the six months ended June 30, 2014.  The allowance for loan losses was $2.6 million at June 30, 2015 and $2.3 million at December 31, 2014 which represented 0.66% and 0.62% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and six months ended June 30, 2015, the Company recorded a provision for loan losses totaling $23 thousand and $65 thousand related to acquired loans, of which $23 thousand and $57 thousand, respectively, related to net charge-offs on non-credit impaired purchased loans.  There were no net charge-offs related to acquired loans which were initially considered credit impaired loans as of the acquisition date for the three months ended June 30, 2015 and there were $8 thousand related to purchased credit impaired loans for the six months ended June 30, 2015.  During the three and six months ended June 30, 2014, the Company recorded a provision for loan losses totaling $130 thousand and $210 thousand, respectively, related to acquired loans. There were charge-offs recorded during these same respective periods totaling $99 thousand and $179 thousand related to loans that were initially considered credit impaired loans as of the acquisition date. Net charge-offs on non-credit impaired purchased loans totaled $31 thousand and $32 thousand for the three and six months ended June 30, 2014, respectively.

Non-Interest Income

For the three and six months ended June 30, 2015, non-interest income totaled $286 thousand and $492 thousand, respectively, compared to $216 thousand and $435 thousand, respectively, for the same periods in 2014. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, and other fees which First Priority Bank collects from its banking customers.  The increase in wealth management income was due to an annuity insurance policy issued which resulted in $55 thousand in related fees.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2015 vs.	2015 vs.	June 30,		2015 vs.	2015 vs.
	2015	2014	2014	2014	2015	2014	2014	2014
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$174	$104	$70	67.3%	$264	$227	$37	16.3%
Service charges on deposits	36	27	9	33.3	71	53	18	34.0
Other branch fees	45	50	(5)	(10.0)	87	99	(12)	(12.1)
Loan related fees	7	9	(2)	(22.2)	16	13	3	23.1
Bank owned life insurance income	21	25	(4)	(16.0)	42	42	—	—
Other	3	1	2	200.0	12	1	11	1,100.0
Total Non-Interest Income	$286	$216	$70	32.4%	$492	$435	$57	13.1%

Non-Interest Expenses

For the three and six months ended June 30, 2015, non-interest expenses were $3.4 million and $6.8 million, respectively, compared to $3.4 million and $6.6 million for the same periods in 2014, an increase of $76 thousand and $162 thousand, or 2.3% and 2.4%, respectively. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2015 vs.	2015 vs.	June 30,		2015 vs.	2015 vs.
	2015	2014	2014	2014	2015	2014	2014	2014
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,912	$1,743	$169	9.7%	$3,764	$3,465	$299	8.6%
Occupancy and equipment	514	542	(28)	(5.2)	1,059	1,107	(48)	(4.3)
Data processing equipment and operations	218	208	10	4.8	438	440	(2)	(0.5)
Professional fees	163	209	(46)	(22.0)	344	426	(82)	(19.2)
Marketing, advertising and business development	52	113	(61)	(54.0)	82	143	(61)	(42.7)
FDIC insurance assessments	87	80	7	8.8	176	156	20	12.8
Pennsylvania bank shares tax expense	94	80	14	17.5	187	158	29	18.4
Other real estate owned	88	45	43	95.6	147	87	60	69.0
Other	298	330	(32)	(9.7)	581	634	(53)	(8.4)
Total Non-Interest Expenses	$3,426	$3,350	$76	2.3%	$6,778	$6,616	$162	2.4%

Highlights of significant non-interest expenses items for the second quarter, 2015 compared to the second quarter, 2014

•

Salaries and employee benefits increased $169 thousand, or 9.7% in the three months ended June 30, 2015 compared to the second quarter of 2014, primarily reflecting incremental staffing costs related to enhancing business development opportunities in the Berks County market.

~~•~~

Occupancy and equipment costs declined slightly in the second quarter of 2015 compared to the prior year due to lower costs resulting from the renegotiation of a branch lease and lower equipment depreciation and maintenance costs.

•	Data processing equipment and operations costs increased by $10 thousand, or 4.8% primarily due to core processing costs.
•

Professional fees decreased $46 thousand primarily related to staff search fees of $17 thousand paid in 2014 to enhance overall staffing experience levels related to business development staff, while legal fees declined $30 thousand, primarily related to loan workout situations.

•

Marketing, advertising and business development expenses declined $61 thousand, or 54.0% primarily due to advertising awareness campaigns initiated in the second quarter of 2014 which included both billboards and radio advertising.

•

FDIC insurance assessments and Pennsylvania bank shares tax expense increased in the current quarter compared to prior year.  These expenses are primarily calculated based on asset size and equity levels of the Bank.

•

Net costs related to other real estate owned increased $43 thousand, or 95.6% for the current quarter compared to the same period in 2014.  Within the current quarter, the Company recorded $110 thousand in charges to reduce the outstanding values of existing properties based on updated market value or liquidation cost estimates.  Additionally, costs totaling $50 thousand were paid related to sheriff costs or unpaid real estate taxes in order to obtain clear title on properties to enable timely liquidation.  Partially offsetting these incremental costs was a gain on sale of one property within the current quarter totaling $85 thousand and a higher level of rental income from owned properties of $23 thousand.

•

Other expenses decreased $32 thousand for the three months ended June 30, 2015 compared to the prior year.  This decrease is primarily related to a fair value adjustment of $34 thousand based on an updated appraisal of a repossessed asset.

Six months ended June 30, 2015 compared to prior year

●	Non-interest expenses increased $162 thousand, or 2.4% in the six months ended June 30, 2015 compared to 2014.
●

Salaries and employee benefits increased $299 thousand in the six months ended June 30, 2015 compared to 2014 due to incremental staffing costs related to enhancing business development opportunities in the Berks County market, increased bonus accrual expense and higher keyman life insurance expense.

●	Occupancy and equipment costs declined $48 thousand, or 4.3%, due to the renegotiation of a branch lease and lower depreciation and equipment maintenance costs.
●	Data processing equipment and operations decreased $2 thousand.
●

Professional fees decreased $82 thousand, or 19.2% in the six months ended June 30, 2015 compared to the same period in 2014 related to staff search fees of $49 thousand incurred in 2014 and lower legal costs of $38 thousand between the periods.

●

Marketing, advertising and business development expenses declined $61 thousand, or 42.7% primarily due to advertising awareness campaigns initiated in the second quarter of 2014 which included both billboards and radio advertising.

●

FDIC insurance assessments and Pennsylvania bank shares tax expense increased in 2015 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank.

●

Other real estate owned costs increased by $60 thousand, or 69.0% in 2015 compared to the prior year.  In the current year, the Company recorded $137 thousand in charges to reduce the outstanding values of existing properties based on updated market value or liquidation cost estimates.  Additionally, costs totaling $21 thousand were paid related to sheriff costs in order to obtain clear title on properties to enable timely liquidation.  Partially offsetting these incremental costs was an increase in net gains recorded on disposition of properties totaling $71 thousand and a higher level of rental income from owned properties of $38 thousand.

•

Other expenses decreased $53 thousand for the six months ended June 30, 2015. This decrease is related to an insurance claim cost incurred of $25 thousand in the first quarter of 2014 and a fair value adjustment of $34 thousand based on an updated appraisal of a repossessed asset.

Provision for Income Taxes

Income tax expense recorded in the three and six months ended June 30, 2015 totaled $236 thousand and $441 thousand, respectively, compared to $7 thousand and $16 thousand for the three and six months of 2014, respectively.  This increase is primarily a result of reversing the valuation allowance on net deferred tax assets (“DTA”) during the third quarter of 2014, which established the net DTA position on the balance sheet of the Company.  In making this judgment, management made the determination that it is more likely than not that the net deferred tax asset will be realized. Since the reversal of the valuation allowance, the Company records current tax expense in its Statement of Operations and report earnings of the Company to its shareholders and regulators on an after tax basis.  The Company’s effective tax rate for the three and six months ended June 30, 2015 was 33.0% which approximates the expected effective tax rate for the year ending December 31, 2015.

The Company’s net operating loss (“NOL”) carryforwards totaled $9.4 million as of June 30, 2015, including acquired NOLs. First Priority had NOL carryforwards of $7.1 million at June 30, 2015, which expire in 2027 through 2033; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.7 million at June 30, 2015, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $656 thousand remains available to reduce future federal income taxes as of June 30, 2015. This NOL is also subject to certain limitations and expires in 2027 through 2032 if not fully utilized.

Financial Condition as of June 30, 2015 and December 31, 2014

Balance Sheet Review

			Net Change	% Change
	June 30,	December 31,	2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 18,083	$ 7,866	$ 10,217	129.9%
Investment securities	77,275	91,513	(14,238)	-15.6%
Loans receivable	391,319	375,222	16,097	4.3%
Total earning assets	486,677	474,601	12,076	2.5%

Allowance for loan losses	(2,566)	(2,313)	(253)	10.9%
Restricted investments in bank stocks	3,347	2,984	363	12.2%
Premises and equipment, net	2,234	2,369	(135)	-5.7%
Bank owned life insurance	3,135	3,093	42	1.4%
Other real estate owned	1,169	1,257	(88)	-7.0%
Deferred income tax assets, net	4,158	4,541	(383)	-8.4%
Goodwill and other identifiable intangibles	3,078	3,122	(44)	-1.4%
Other assets	2,713	2,657	56	2.1%
Total assets	$ 503,945	$ 492,311	$ 11,634	2.4%

Liabilities
Deposits	$ 377,466	$ 378,209	$ (743)	-0.2%
Borrowed funds	74,208	62,472	11,736	18.8%
Other liabilities	1,480	1,419	61	4.3%
Total liabilities	453,154	442,100	11,054	2.5%
Equity
Total shareholders' equity	50,791	50,211	580	1.2%
Total liabilities and shareholders' equity	$ 503,945	$ 492,311	$ 11,634	2.4%

Total assets at June 30, 2015 were $503.9 million representing an increase of $11.6 million or 2.4% when compared to total assets of $492.3 million at December 31, 2014.  Total assets at June 30, 2015 consisted of loans outstanding of $391.3 million, investment securities of $77.3 million and cash and cash equivalents of $18.1 million. At December 31, 2014, total assets consisted primarily of loans outstanding of $375.2 million, investments securities of $91.5 million and cash and cash equivalents of $7.9 million.

Deposits totaled $377.5 million at June 30, 2015 compared to $378.2 million at December 31, 2014, a decrease of $743 thousand, or 0.2%. Of the total deposits at June 30, 2015, $174.7 million, or 46.3% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $74.2 million at June 30, 2015 compared to $62.5 million at December 31, 2014, an increase of $11.7 million, or 18.8%.

Shareholders’ equity at June 30, 2015 was $50.8 million, representing an increase of $580 thousand from $50.2 million at December 31, 2014.

Investments

The investment portfolio totaled $77.3 million at June 30, 2015, compared to $91.5 million at December 31, 2014, a decline of $14.2 million, or 15.6%. This decline primarily relates to overnight investments of $30 million purchased at December 31, 2014 for tax planning purposes which matured in early January 2015 partially offset by investment purchases of approximately $20 million in the second quarter of 2015, split between U.S. Treasury securities and tax free municipal securities. As of June 30, 2015 and December 31, 2014, investments totaling $61.6 million and $75.5 million, respectively, were classified as available for sale while $15.7 million and $16.0 million, respectively, were classified as held to maturity. Total investments accounted for 15.3% and 18.6% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, totaling $56 thousand as of June 30, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $176 thousand at June 30, 2015 compared to $86 thousand at December 31, 2014. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at June 30, 2015 was comprised of federal agency securities (35%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (25%), obligations of states and political subdivisions (39%), primarily federal taxable municipal securities, and corporate and other debt securities (1%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at June 30, 2015 or December 31, 2014 and recorded no OTTI charges during the three and six months ended June 30, 2015 and 2014.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at June 30, 2015. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of June 30, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$16,427	1.40%	$10,692	2.12%	$—	—	$27,119	1.68%
Obligations of states and political subdivisions	—	—	2,798	1.66%	1,479	2.57%	10,366	4.07%	14,643	3.46%
Federal agency mortgage backed securities	—	—	—	—	—	—	18,719	2.07%	18,719	2.07%
CMO’s	—	—	—	—	—	—	430	1.96%	430	1.96%
Other debt securities	500	0.88%	—	—	—	—	—	—	500	0.88%
Money market mutual fund	182	0.00%	—	—	—	—	—	—	182	0.00%
Total investments available for sale	$682	0.65%	$19,225	1.44%	$12,171	2.17%	$29,515	2.77%	$61,593	2.21%

	Securities Held to Maturity
	As of June 30, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$391	5.80%	$1,295	3.80%	$13,515	4.43%	$15,201	4.41%
Other debt securities	—	—	—	—	—	—	481	4.37%	481	4.37%
Total investments held to maturity	$—	—	$391	5.80%	$1,295	3.80%	$13,996	4.43%	$15,682	4.41%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at June 30, 2015 and December 31, 2014 are shown in the following table:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$27,311	$27,119	$49,451	$49,276
Obligations of states and political subdivisions	14,697	14,643	4,902	4,871
Federal agency mortgage-backed securities	18,650	18,719	20,233	20,351
Federal agency collateralized mortgage obligations	429	430	532	532
Other debt securities	500	500	500	502
Money market mutual fund	182	182	25	25
Total investment securities available for sale	$61,769	$61,593	$75,643	$75,557
Held To Maturity:
Obligations of states and political subdivisions	$15,201	$15,301	$15,475	$16,027
Other debt securities	481	479	481	517
Total held to maturity	$15,682	$15,780	$15,956	$16,544

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both June 30, 2015 and December 31, 2014, First Priority Bank held $110 thousand in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.24 million and $2.87 million as of June 30, 2015 and December 31, 2014, respectively. The increase in the investment is attributable to incremental borrowings at the FHLB during the first six months of 2015.

Loans

First Priority’s loan portfolio is the primary component of its assets. At June 30, 2015, total loans were $391.3 million, representing an increase of $16.1 million or 4.3% from total loans outstanding of $375.2 million at December 31, 2014. The increase for the six months ended June 30, 2015 resulted from new loan generation of approximately $30 million partially offset by principal payments and unscheduled prepayments or payoffs of loans totaling approximately $14 million.  The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$79,731	21%	$75,412	20%
Commercial Mortgage	175,556	45%	168,969	45%
Commercial Construction	9,193	2%	6,497	2%
Total Commercial	264,480	68%	250,878	67%
Residential Mortgage	83,986	21%	80,134	21%
Home Equity Lines	26,646	7%	27,902	8%
Other Consumer	16,385	4%	16,378	4%
Total Consumer	43,031	11%	44,280	12%
Total Loans	391,497	100%	375,292	100%
Net deferred loan (fees) or costs	(178)	—	(70)	—
Total	$391,319	100%	$375,222	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of June 30, 2015, commercial mortgage loans totaled $175.6 million consisting of $117.5 million of loans to finance commercial business properties, of which 60% are owner occupied, $19.2 million to finance, and are secured by, multifamily properties, $35.0 million secured by 1-4 family residential dwelling properties for business purposes, and $3.9 million for other purposes. In addition, as of June 30, 2015, loans to lessors of non-residential buildings totaled $71.9 million, which is included in commercial mortgage loans; of this amount, $35.3 million, or 49% of these loans are related to owner occupied buildings.

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

The payment experience of certain non-owner occupied commercial mortgage loans may be dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject to a greater extent to adverse conditions in the economy. In dealing with these risk factors, First Priority generally limits itself to a real estate market or to borrowers with which First Priority has experience. First Priority generally concentrates on originating commercial real estate loans secured by properties located within its market area, and many of First Priority’s commercial real estate loans are secured by owner-occupied property with personal guarantees of the debt.

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of June 30, 2015, totaled 34% and 192% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$ —	$ 70
Non-accrual loans	4,034	4,484
Total non-performing loans (1)	4,034	4,554
Other real estate owned	1,169	1,257
Repossessed assets (2)	—	42
Total non-performing assets (3)	5,203	5,853
Performing troubled debt restructurings (4)	1,659	2,132
Total non-performing assets and performing troubled debt restructurings	$ 6,862	$ 7,985
Non-performing loans as a percentage of total loans	1.03%	1.21%
Non-performing assets as a percentage of total assets	1.03%	1.19%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.36%	1.62%
Ratio of allowance to non-performing loans at end of period	64%	51%
Ratio of allowance to non-performing assets at end of period	49%	40%
Allowance for loan losses as a percentage of total loans	0.66%	0.62%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $4.0 million at June 30, 2015, a decline of $520 thousand from the $4.6 million at December 31, 2014. This decrease consisted of two loans totaling $185 thousand which were restored to performing based on improving financial positions of the borrowers while another loan of $70 thousand, previously reported as past due 90 days or more, was paid current within the quarter.  Three loan relationships totaling $239 thousand were transferred to other real estate owned, while charge-offs in the first six months of 2015 totaled $100 thousand.  Additionally, there were two new non-performing loans identified in the first six months of 2015 totaling $155 thousand. Total non-performing loans as a percentage of total loans at June 30, 2015 was 1.03%, down from 1.21% at December 31, 2014. Other real estate owned totaled $1.2 million at June 30, 2015 and December 31, 2014. As of June 30, 2015 there were no repossessed assets.  Repossessed assets totaled $42 thousand at December 31, 2014. Nonperforming assets totaled $5.2 million, or 1.03% of total assets, as of June 30, 2015, compared to $5.9 million, or 1.19% of total assets as of December 31, 2014.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2015 and December 31, 2014, First Priority’s performing troubled debt restructurings totaled $1.7 million and $2.1 million, respectively.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of June 30, 2015 and December 31, 2014, loans past due 30 to 89 days and still accruing totaled $911 thousand and $986 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.26% and 1.48%, respectively, of total loans outstanding.

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

Based on the information available as of June 30, 2015, management believes that the allowance for loan losses of $2.6 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,377	$2,219	$2,313	$2,273
Charge-offs:
Commercial and Industrial	—	137	16	137
Commercial Mortgage	31	1	42	75
Commercial Construction	—	—	—	50
Residential Mortgage Loans	—	25	14	25
Home equity lines of credit	—	90	12	90
Other consumer loans	—	-	16	52
Total loans charged off	31	253	100	429
Recoveries:
Commercial and Industrial	2	6	7	16
Commercial Mortgage	—	—	—	—
Commercial Construction	—	2	—	2
Residential Mortgage Loans	—	—	—	-
Home equity lines of credit	84	4	88	8
Other consumer	4	4	8	7
Total recoveries	90	16	103	33
Net loans (recovered) charged off	(59)	237	(3)	396
Provision charged to operations	130	255	250	360
Balance at end of period	$2,566	$2,237	$2,566	$2,237
Average loans (1)	$380,943	$345,718	$376,127	$340,159

Ratio of net (recoveries) charge-offs during period to average loans outstanding during period (annualized) (1)	0.06%	0.27%	0.00%	0.23%
Allowance for loan losses as a percentage of total loans	0.66%	0.62%	0.66%	0.62%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.6 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively, which represented 0.66% and 0.62% of total loans outstanding at each respective date. As of June 30, 2015 and December 31, 2014, the unamortized portion of the general credit fair value adjustment totaled $323 thousand and $509 thousand, respectively, and the total specific credit market valuation adjustment totaled $429 thousand as of June 30, 2015 and $443 thousand as of December 31, 2014. Additionally, as of June 30, 2015 and December 31, 2014 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $752 thousand and $952 thousand, respectively, and the allowance for loan losses of $2.6 million and $2.3 million, respectively, or a total of $3.3 million for both periods, would equate to 0.85% and 0.87% of total loans outstanding as of June 30, 2015 and December 31, 2014, respectively. Net recoveries for the Company totaled $3 thousand for the first six months of 2015 compared to net charge-offs of $396 thousand for the same period in 2014.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	June 30,		December 31,
	2015		2014
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$764	21%	$788	20%
Commercial Mortgage	625	45%	468	45%
Commercial Construction	40	2%	26	2%
Residential Mortgage Loans	175	21%	159	21%
Home Equity Lines of Credit	230	7%	270	8%
Other Consumer Loans	67	4%	87	4%
Total Allocated	1,901	100%	1,798	100%
Unallocated	665		515
TOTAL	$2,566		$2,313

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses of $231 thousand has been provided on impaired loans of $5.7 million at June 30, 2015 compared to a specific allocation of $166 thousand related to $6.6 million of originated impaired loans at December 31, 2014.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.7 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2015, these loans totaled $71.9 million and $58.3 million, respectively, or 18.4% and 14.9%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $377.5 million at June 30, 2015 compared to $378.2 million at December 31, 2014, representing a decrease of $743 thousand or 0.2%. During the first six months of 2015, an increase in brokered time deposits of $18.8 million was offset by declines of $2.8 million in demand deposits, $7.6 million in money market deposit and savings accounts and $9.1 million in retail time deposits. It has been a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At June 30, 2015 and December 31, 2014, brokered deposits totaled $93.4 million and $74.6 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 10 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$46,897		$48,949		$46,562		$47,519
Demand, interest-bearing	33,104	0.23%	42,164	0.25%	33,115	0.23%	45,436	0.26%
Money market and savings deposits	96,652	0.29%	100,058	0.32%	99,373	0.29%	101,191	0.34%
Time deposits	196,474	1.28%	153,266	1.41%	195,851	1.30%	151,090	1.46%
Total interest-bearing deposits	326,230	0.88%	295,488	0.88%	328,339	0.89%	297,717	0.90%
Total deposits	$373,127		$344,437		$374,901		$345,236

The maturity distribution of time deposits of $100,000 or more as of June 30, 2015, is as follows:

(Dollars in thousands)
Three Months or Less	$5,056
Over Three Through Six Months	2,569
Over Six Through Twelve Months	21,622
Over Twelve Months	20,578
TOTAL	$49,825

Short-Term Borrowed Funds

At June 30, 2015, First Priority had short-term borrowings totaling $63.2 million, compared to $51.5 million at December 31, 2014. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. The increase in short-term borrowings resulted primarily from net funding requirements of growth in earning assets while deposit balances declined slightly. Advances from the FHLB at June 30, 2015 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the six months ended June 30, 2015 and 2014. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the six months ended June 30,
	2015	2014
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$609
Average daily balance during the period	$50	$53
Weighted average rate during the period	0.51%	0.51%
FHLB short-term borrowings:
Balance at period end	$63,208	$46,242
Weighted average rate at period end	0.32%	0.27%
Maximum month-end balance	$63,208	$46,242
Average daily balance during the period	$30,301	$25,955
Weighted average rate during the period	0.33%	0.28%

Long-Term Debt

Long-term debt totaled $11.0 million as of both June 30, 2015 and December 31, 2014, respectively. These borrowings consisted of advances from the FHLB with a weighted average interest rate of 0.88% as of each of these dates and an average remaining life of 1.7 years and 2.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $11.0 million for each of the six months ended June 30, 2015 and 2014, respectively, with an average rate of 0.89% for each of these respective periods. The maximum month-end balance of these borrowings was $11.0 million for the first six months of 2015 and 2014, respectively.

Capital Resources

Shareholders’ equity at June 30, 2015 was $50.8 million, representing an increase of $580 thousand from $50.2 million at December 31, 2014. The enhanced capital position is attributable to net income of $896 thousand for the six months ended June 30, 2015 and stock based compensation costs of $134 thousand.  These increases were partially offset by preferred dividends paid of $377 thousand and market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $73 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and First Priority Bank at June 30, 2015 and December 31, 2014.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of June 30, 2015	As of December 31, 2014	For Capital Adequacy Purposes	To Be Considered "Well-Capitalized"	As of June 30, 2015	As of December 31, 2014

Total risk-based capital	12.38%	13.03%	8.00%	10.00%	12.25%	12.87%
Tier 1 risk-based capital	11.70%	12.36%	6.00%	8.00%	11.57%	12.20%
Tier 1 common equity capital	9.72%	N/A	4.50%	6.50%	11.57%	N/A
Tier 1 leverage capital	9.50%	9.46%	4.00%	5.00%	9.40%	9.34%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the six months ended June 30, 2015. As of June 30, 2015, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the six months ended June 30, 2015 and 2014.

	At or for the six months ended
	June 30,
	2015	2014
Return on average assets................................	0.39%	0.57%
Return on average equity................................	3.56%	5.52%
Average equity to average assets ratio........	10.84%	10.23%

The decline between the reported periods was primarily related to federal and state income tax expense totaling $441 thousand for the six months ended June 30, 2015 compared to $16 thousand for the six months ended June 30, 2014. As of June 30, 2014, the Company had a full valuation allowance recorded against its net deferred tax assets and accordingly, reported results did not include the impact of current income tax expense as a component of operating earnings.

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

At June 30, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $81.9 million and $83.2 million, respectively. In addition, as of June 30, 2015 and December 31, 2014, there were $641 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and $1.1 million of financial standby letters of credit as of each respective date.

In addition, as of June 30, 2015 and December 31, 2014 the Bank pledged $214 thousand and $149 thousand, respectively of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At June 30, 2015, wholesale funding sources totaled $167.6 million and were comprised of $93.4 million of brokered certificates of deposit and $74.2 million of FHLB advances. At December 31, 2014, wholesale funding sources totaled $137.1 million and were comprised of $74.6 million of brokered certificates of deposit and $62.5 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of First Priority Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides the most effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits which can be redeemed early by the depositor at lower than market rate penalties.

As of June 30, 2015 and December 31, 2014, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At June 30, 2015 and December 31, 2014, First Priority Bank had a total borrowing capacity with the FHLB of $150 million and $144 million, respectively, with advances outstanding against this capacity of $74.2 million and $62.5 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $13.2 million at June 30, 2015 compared to $2.8 million at December 31, 2014.

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

At June 30, 2015, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: August 13, 2015	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: August 13, 2015	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements.