Form 10-Q
period 2015-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2015-11-16
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 13, 2015
Common Stock, $1.00 Par Value	6,492,319 Outstanding Shares

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

•	the occurrence of adverse changes in the securities markets;
•	the effects of changes in technology or in consumer spending and savings habits;
•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;
•	the effects of cyber security breaches and other disruptions in our computer and other information systems;
•	regulatory or judicial proceedings;
•	changes in asset quality;
•	First Priority’s success in managing the risks involved in the foregoing.

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$4,408	$5,038
Interest-bearing deposits in banks	15,074	2,828
Total cash and cash equivalents	19,482	7,866
Securities available for sale, at fair value (amortized cost: $51,617 and $75,643, respectively)	52,168	75,557
Securities held to maturity, at amortized cost (fair value: $21,096 and $16,544, respectively)	20,568	15,956
Loans receivable	399,083	375,222
Less: allowance for loan losses	2,643	2,313
Net loans	396,440	372,909
Restricted investments in bank stocks	3,251	2,984
Premises and equipment, net	2,104	2,369
Bank owned life insurance	3,157	3,093
Accrued interest receivable	1,597	1,511
Other real estate owned	1,481	1,257
Deferred tax asset, net	3,693	4,541
Goodwill	2,725	2,725
Intangible assets with finite lives, net	332	397
Other assets	1,636	1,146
Total Assets	$508,634	$492,311
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$49,536	$49,462
Interest-bearing	346,741	328,747
Total deposits	396,277	378,209
Short-term borrowings	43,803	51,472
Long-term debt	15,000	11,000
Accrued interest payable	438	356
Other liabilities	1,368	1,063
Total Liabilities	456,886	442,100
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares; liquidation value: $1,000 per share:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579	4,579	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229	229	229
Series C: 9%; 4,596 shares issued and outstanding; liquidation value: $4,596	4,596	4,596
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2015: 6,492,319; 2014: 6,447,019	6,492	6,447
Surplus	40,238	40,045
Accumulated deficit	(4,784)	(5,679)
Accumulated other comprehensive income (loss)	398	(6)
Total Shareholders’ Equity	51,748	50,211
Total Liabilities and Shareholders’ Equity	$508,634	$492,311

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest Income
Loans receivable, including fees	$4,456	$4,298	$12,945	$12,619
Securities—taxable	364	373	1,084	1,101
Securities—exempt from federal taxes	156	25	244	79
Interest bearing deposits and other	31	37	149	94
Total Interest Income	5,007	4,733	14,422	13,893
Interest Expense
Deposits	713	651	2,157	1,971
Short-term borrowings	46	40	95	76
Long-term debt	38	24	87	73
Total Interest Expense	797	715	2,339	2,120
Net Interest Income	4,210	4,018	12,083	11,773
Provision for Loan Losses	195	212	445	572
Net Interest Income after Provision for Loan Losses	4,015	3,806	11,638	11,201
Non-Interest Income
Wealth management fee income	103	145	367	372
Gain on sales of investment securities	125	—	125	—
Bank owned life insurance income	22	26	64	68
Other	92	75	278	241
Total Non-Interest Income	342	246	834	681
Non-Interest Expenses
Salaries and employee benefits	1,922	1,893	5,686	5,358
Occupancy and equipment	481	531	1,540	1,638
Data processing equipment and operations	227	215	665	655
Professional fees	180	239	524	665
Marketing, advertising, and business development	126	69	208	212
FDIC insurance assessments	86	80	262	236
Pennsylvania bank shares tax expense	94	81	281	239
Other real estate owned	91	13	238	100
Other	322	323	903	957
Total Non-Interest Expenses	3,529	3,444	10,307	10,060
Income before Income Tax Expense (Benefit)	828	608	2,165	1,822
Federal Income Tax Expense (Benefit)	240	(4,714)	681	(4,698)
Net Income	$588	$5,322	$1,484	$6,520
Preferred dividends, including net amortization	212	166	589	414
Income to Common Shareholders	$376	$5,156	$895	$6,106
Income per common share:
Basic	$0.06	$0.80	$0.14	$0.95
Diluted	$0.06	$0.80	$0.14	$0.95
Weighted average common shares outstanding
Basic	6,492	6,446	6,462	6,441
Diluted	6,567	6,466	6,507	6,448

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$588	$5,322	$1,484	$6,520
Other comprehensive income:
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	851	(197)	761	1,069
Reclassification adjustment for realized gains included in net income	(125)	—	(125)	—
Tax effect	(246)	129	(216)	129
Net unrealized gains (losses) arising during the period	480	(68)	420	1,198
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding losses on securities transferred	—	—	—	(137)
Amortization of net unrealized holding losses to income	(4)	(8)	(24)	(33)
Tax effect	1	(28)	8	(28)
Net unrealized holding losses on securities transferred	(3)	(36)	(16)	(198)
Total other comprehensive income (loss)	477	(104)	404	1,000
Total comprehensive income	$1,065	$5,218	$1,888	$7,520

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance – December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	—	—	—	(405)	—	(405)
Net amortization on preferred stock	9	—	—	(9)	—	—
Issuance of 8,125 shares of restricted common stock, net of forfeitures	—	8	(8)	—	—	—
Net Income	—	—	—	6,520	—	6,520
Other comprehensive income	—	—	—	—	1,000	1,000
Stock based compensation expense	—	—	196	—	—	196
Balance—September 30, 2014	$9,404	$6,447	$39,968	$(5,919)	$(197)	$49,703
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(589)	—	(589)
Issuance of 50,700 shares of restricted common stock	—	50	(50)	—	—	—
Forfeiture of 5,400 shares of restricted common stock	—	(5)	5	—	—	—
Net income	—	—	—	1,484	—	1,484
Other comprehensive income	—	—	—	—	404	404
Stock based compensation expense	—	—	238	—	—	238
Balance—September 30, 2015	$9,404	$6,492	$40,238	$(4,784)	$398	$51,748

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,484	$6,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	445	572
Provision for other real estate owned	137	—
Depreciation and amortization	313	342
Net amortization (accretion) of discount securities	176	(186)
Stock based compensation expense	238	196
Net gain on sale of investment securities	(125)	-
Net gain on sale of other real estate	(88)	(31)
Net loss (gain) on disposal of premises and equipment	52	(7)
Bank owned life insurance policy income	(64)	(68)
Originations of loans held for sale	—	(1,077)
Proceeds from sale of loans held for sale	—	350
Deferred income tax asset (benefit), net	847	(4,698)
Increase in accrued interest receivable	(86)	(38)
Increase in other assets	(490)	(485)
Increase in accrued interest payable	82	97
Increase in other liabilities	296	99
Net Cash Provided by Operating Activities	3,217	1,586
Cash Flows from Investing Activities
Net originations in loans	(15,065)	(22,037)
Purchase of loans	(9,799)	(15,109)
Purchases of securities available for sale	(25,418)	(8,847)
Purchases of restricted stock	(267)	(751)
Proceeds from maturities or calls of securities available for sale	36,761	35,240
Proceeds from the sale of securities available for sale	8,020	-
Proceeds from the sale of other real estate owned and repossessed assets	313	866
Purchases of premises and equipment	(105)	(272)
Proceeds from the sale of premises and equipment	3	-
Net purchase of bank owned life insurance	—	(3,000)
Net Cash Used in Investing Activities	(5,557)	(13,910)
Cash Flows from Financing Activities
Net decrease in deposits	18,222	3,812
Net (decrease) increase in short-term borrowings	(7,669)	17,947
Payments on long-term borrowings	(1,000)	-
Proceeds from long-term borrowings	5,000	-
Cash dividends paid on preferred stock	(597)	(405)
Net Cash Provided by Financing Activities	13,956	21,354
Net Increase in Cash and Cash Equivalents	11,616	9,030
Cash and Cash Equivalents—Beginning	7,866	11,248
Cash and Cash Equivalents—Ending	$19,482	$20,278
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of available for sale securities to held to maturity securities	$—	$3,840
Transfer of loans receivable to other real estate owned	$544	$686
Cash paid for interest on deposits and borrowings	$2,409	$2,292
Cash paid for income taxes	$20	$—

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has 8 retail branch office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of September 30, 2015, First Priority had total assets of $508.6 million and total shareholders’ equity of $51.7 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of September 30, 2015, First Priority Bank had total assets of $508.3 million, total loans of $399.1 million, total deposits of $397.0 million and total shareholder’s equity of $51.0 million.

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

First Priority Bank currently seeks deposits and commercial and private banking relationships through its eight banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to September 30, 2015 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

On November 13, 2015, First Priority Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs. The Notes have a maturity date of November 30, 2025, and will bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the maturity date.  Pending approval from the Federal Reserve, First Priority Bank intends to distribute $6.0 million of the proceeds from the subordinated note issuance to First Priority, and correspondingly, First Priority intends to utilize the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, which was originally issued to the United States Department of the Treasury during 2009 as part of the TARP Capital Purchase Program, at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.  First Priority Bank will utilize the remainder of the issuance for general corporate purposes.  The distribution from First Priority Bank to First Priority has received required approvals from the FDIC and the Pennsylvania Department of Banking and Securities.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both September 30, 2015 and December 31, 2014, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows expected from the acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and nine months ended September 30, 2015, the Company recorded a provision for loan losses totaling $119 thousand and $184 thousand, respectively, for acquired impaired loans. During the three and nine months ended September 30, 2014, the Company recorded a provision for loan losses totaling $168 thousand $378 thousand, respectively, for acquired impaired loans.

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

Total reclassifications from accumulated other comprehensive income (loss) for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statement where Net Income is Presented
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Sale of investment securities available for sale	$(125)	$—	$(125)	$—	Non-Interest Income
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	(4)	(8)	(24)	(33)	Interest Income
Tax effect	44	(28)	51	(28)	Federal Income Tax Expense (Benefit)
Total reclassification	$(85)	$(36)	$(98)	$(61)

Accumulated other comprehensive income (loss) as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$364	$(57)
Net unrealized holding gains on securities transferred between available for sale and held to maturity	34	51
Total	$398	$(6)

Note 2—Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Management does not believe the adoption of ASU 2014-09 will have a significant impact on the Company’s Consolidated Financial Statements.

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

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 257,667 shares as of September 30, 2015 and 481,859 shares as of September 30, 2014.

The calculations of basic and diluted earnings per common share are presented below for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	(In thousands, except per share information)
	2015	2014	2015	2014
Net income	$588	$5,322	$1,484	$6,520
Less: preferred stock dividends	(212)	(165)	(589)	(405)
Less: net discount accretion on preferred stock	—	(1)	—	(9)
Income to common shareholders	$376	$5,156	$895	$6,106
Average basic common shares outstanding	6,492	6,446	6,462	6,441
Effect of dilutive stock options	75	20	45	7
Average number of common shares used to calculate diluted earnings per common share	6,567	6,466	6,507	6,448
Basic earnings per common share	$0.06	$0.80	$0.14	$0.95
Diluted earnings per common share	$0.06	$0.80	$0.14	$0.95

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock are presented below for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$103	$104	$309	$218
Preferred Series B	5	5	15	15
Preferred Series C	104	56	265	172
Total preferred dividends	$212	$165	$589	$405

Net accretion (amortization) on preferred stock:
Preferred Series A	$—	$—	$—	$(9)
Preferred Series B	—	—	—	2
Preferred Series C	—	(1)	—	(2)
Total net accretion (amortization) on preferred stock	$—	$(1)	$—	$(9)

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, totaling $52 thousand as of September 30, 2015 and $77 thousand as of December 31, 2014, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$18,411	$81	$(1)	$18,491
Obligations of states and political subdivisions	14,980	263	(3)	15,240
Federal agency mortgage-backed securities	17,796	234	(24)	18,006
Federal agency collateralized mortgage obligations	385	1	—	386
Other debt securities	—	—	—	—
Money market mutual fund	45	—	—	45
Total investment securities available for sale	$51,617	$579	$(28)	$52,168

Held To Maturity:
Obligations of states and political subdivisions	$20,087	$538	$(27)	$20,598
Other debt securities	481	17	—	498
Total investment securities held to maturity	$20,568	$555	$(27)	$21,096

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$49,451	$21	$(196)	$49,276
Obligations of states and political subdivisions	4,902	8	(39)	4,871
Federal agency mortgage-backed securities	20,233	192	(74)	20,351
Federal agency collateralized mortgage obligations	532	2	(2)	532
Other debt securities	500	2	—	502
Money market mutual fund	25	—	—	25
Total investment securities available for sale	$75,643	$225	$(311)	$75,557

Held To Maturity:
Obligations of states and political subdivisions	$15,475	$564	$(12)	$16,027
Other debt securities	481	36	—	517
Total investment securities held to maturity	$15,956	$600	$(12)	$16,544

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2015 and December 31, 2014.

	As of September 30, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$—	$—	—	$996	$(1)	1	$996	$(1)	1
Obligations of states and political subdivisions	1,413	(3)	3	—	—	—	1,413	(3)	3
Federal agency mortgage-backed securities	—	-	-	3,830	(24)	3	3,830	(24)	3
Total Available for Sale	$1,413	$(3)	3	$4,826	$(25)	4	$6,239	$(28)	7
Held to Maturity:
Obligations of states and political subdivisions	$994	$(13)	2	$1,531	$(14)	3	$2,525	$(27)	5
Total Held to Maturity	$994	$(13)	2	$1,531	$(14)	3	$2,525	$(27)	5

	As of December 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$30,000	$-	1	$16,753	$(196)	15	$46,753	$(196)	16
Obligations of states and political subdivisions	576	(1)	1	3,076	(38)	8	3,652	(39)	9
Federal agency mortgage-backed securities	-	-	-	5,882	(74)	4	5,882	(74)	4
Federal agency collateralized mortgage obligations	-	-	-	296	(2)	1	296	(2)	1
Total Available for Sale	$30,576	$(1)	2	$26,007	$(310)	28	$56,583	$(311)	30
Held to Maturity:
Obligations of states and political subdivisions	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3
Total Held to Maturity	$-	$-	-	$1,481	$(12)	3	$1,481	$(12)	3

As of September 30, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Management does not believe any individual unrealized loss on individual securities, as of September 30, 2015, represents other than temporary impairment.

For the three and nine months ended September 30, 2015 there were realized gains of $125 thousand.  There were no realized gains or losses for the three or nine months ended September 30, 2014.

Securities with an estimated fair value of $29.3 million and $32.6 million were pledged at September 30, 2015 and December 31, 2014, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $60 thousand and $89 thousand as of September 30, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of securities as of September 30, 2015 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	September 30, 2015		September 30, 2015
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$255	$255	$—	$—
Due after one year through five years	18,077	18,139	389	391
Due after five years through ten years	4,637	4,688	1,294	1,328
Due after ten years	10,422	10,649	18,885	19,377
	33,391	33,731	20,568	21,096
Federal agency collateralized mortgage obligations	385	386	—	—
Federal agency mortgage-backed securities	17,796	18,006	—	—
Money market mutual fund	45	45	—	—
Total	$51,617	$52,168	$20,568	$21,096

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$72,117	$75,412
Commercial mortgage	176,210	168,969
Commercial construction	9,943	6,497
Total commercial	258,270	250,878
Residential mortgage loans	99,203	80,134
Consumer:
Home equity lines of credit	25,522	27,902
Other consumer loans	16,065	16,378
Total consumer	41,587	44,280
Total loans	399,060	375,292
Allowance for loan losses	(2,643)	(2,313)
Net deferred loan cost (fees)	23	(70)
Total loans receivable, net	$396,440	$372,909

During the third quarter of 2015 the Company purchased $9.8 million of performing residential real estate loans located in western Pennsylvania which were underwritten using similar underwriting standards as the Bank uses for its organic portfolio.

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

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial	$697	$699
Commercial mortgage	64	284
Residential mortgage loans	134	186
Total unpaid principal balance	$895	$1,169
Net recorded investment	$355	$602

The following table presents the changes in accretable yield related to acquired credit-impaired loans for the nine months ended September 30, 2014 (dollars in thousands).  There was no remaining accretable yield for the nine months ended September 30, 2015:

2014
Accretable yield balance, beginning of period	$56
Additions resulting from acquisition	-
Accretion to interest income	(176)
Reclassification from nonaccretable difference and disposals, net	120
Accretable yield balance, end of period	$—

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2015, these loans totaled $72.2 million and $55.4 million, respectively, or 18.1% and 13.9%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding at that time. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. The Company has no other concentration of loans which exceeds 10% of total loans.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended					For the nine months ended
	September 30, 2015					September 30, 2015
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$764	$(29)	$4	$(48)	$691	$788	$(45)	$11	$(63)	$691
Commercial mortgage	625	(107)	—	114	632	468	(149)	—	313	632
Commercial construction	40	—	—	3	43	26	—	—	17	43
Residential mortgage loans	175	—	—	34	209	159	(14)	—	64	209
Home equity lines of credit	230	—	11	(24)	217	270	(12)	99	(140)	217
Other consumer loans	67	—	3	20	90	87	(16)	11	8	90
Unallocated	665	—	—	96	761	515	—	—	246	761
Total loans	$2,566	$(136)	$18	$195	$2,643	$2,313	$(236)	$121	$445	$2,643

	For the three months ended					For the nine months ended
	September 30, 2014					September 30, 2014
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$510	$—	$10	$(15)	$505	$445	$(137)	$26	$171	$505
Commercial mortgage	483	—	—	57	540	452	(75)	—	163	540
Commercial construction	22	—	—	4	26	12	(50)	2	62	26
Residential mortgage loans	221	(143)	—	145	223	149	(168)	—	242	223
Home equity lines of credit	118	—	4	(2)	120	177	(90)	12	21	120
Other consumer loans	66	(37)	5	32	66	67	(89)	12	76	66
Unallocated	817	—	—	(9)	808	971	—	—	(163)	808
Total loans	$2,237	$(180)	$19	$212	$2,288	$2,273	$(609)	$52	$572	$2,288

The following tables present the balance in the allowance for loan losses at September 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	September 30, 2015
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$691	$120	$571	$72,117	$1,402	$70,715
Commercial mortgage	632	73	559	176,210	3,082	173,128
Commercial construction	43	—	43	9,943	—	9,943
Residential mortgage loans	209	—	209	99,203	235	98,968
Home equity lines of credit	217	—	217	25,522	97	25,425
Other consumer loans	90	19	71	16,065	372	15,693
Unallocated	761	—	761	—	—	—
Total loans	$2,643	$212	$2,431	$399,060	$5,188	$393,872

	December 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$788	$147	$641	$75,412	$2,131	$73,281
Commercial mortgage	468	5	463	168,969	3,660	165,309
Commercial construction	26	—	26	6,497	—	6,497
Residential mortgage loans	159	—	159	80,134	347	79,787
Home equity lines of credit	270	12	258	27,902	113	27,789
Other consumer loans	87	2	85	16,378	364	16,014
Unallocated	515	—	515	—	—	—
Total loans	$2,313	$166	$2,147	$375,292	$6,615	$368,677

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014 as well as for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$451	$939	$—	$1,840	$2,290	$—
Commercial mortgage	1,474	1,573	—	3,618	3,928	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	235	330	—	347	426	—
Home equity lines of credit	97	98	—	101	101	—
Other consumer loans	206	232	—	196	215	—
With an allowance recorded:
Commercial and industrial	$951	$995	$120	$291	$301	$147
Commercial mortgage	1,608	1,628	73	42	70	5
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	12	12	12
Other consumer loans	166	168	19	168	168	2
Total:
Commercial and industrial	$1,402	$1,934	$120	$2,131	$2,591	$147
Commercial mortgage	3,082	3,201	73	3,660	3,998	5
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	235	330	—	347	426	—
Home equity lines of credit	97	98	—	113	113	12
Other consumer loans	372	400	19	364	383	2
Total	$5,188	$5,963	$212	$6,615	$7,511	$166

	Three Months ended September 30,				Nine Months ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$507	$—	$1,446	$—	$767	$9	$1,595	$—
Commercial mortgage	1,759	13	782	—	2,411	39	914	—
Commercial construction	—	—	260	—	—	—	342	14
Residential mortgage loans	235	—	278	—	234	—	254	—
Home equity lines of credit	98	1	38	—	99	3	60	—
Other consumer loans	191	2	259	—	281	5	271	—
With an allowance recorded:
Commercial and industrial	$961	$3	$223	$—	$940	$8	$161	$—
Commercial mortgage	1,598	—	220	—	1,063	—	129	—
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	12	—	—	—	18	—
Other consumer loans	166	—	131	—	56	—	44	—
Total:
Commercial and industrial	$1,468	$3	$1,669	$—	$1,707	$17	$1,756	$—
Commercial mortgage	3,357	13	1,002	—	3,474	39	1,043	—
Commercial construction	—	—	260	—	—	—	342	14
Residential mortgage loans	235	—	278	—	234	—	254	—
Home equity lines of credit	98	1	50	—	99	3	78	—
Other consumer loans	357	2	390	—	337	5	315	—
Total	$5,515	$19	$3,649	$-	$5,851	$64	$3,788	$14

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial and industrial	$1,202	$1,474
Commercial mortgage	1,805	2,370
Residential mortgage loans	235	347
Home equity lines of credit	17	31
Other consumer loans	277	262
Total loans	$3,536	$4,484

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $54 thousand and $179 thousand for the three and nine months ended September 30, 2015 and $91 thousand and $234 thousand for the three and nine months ended September 30, 2014, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$65,448	$4,947	$1,722	$—	$72,117
Commercial mortgage	170,280	3,493	2,437	—	176,210
Commercial construction	9,943	—	—	—	9,943
Residential mortgage loans	98,968	—	235	—	99,203
Consumer:
Home equity lines of credit	25,505	—	17	—	25,522
Other consumer loans	15,788	—	277	—	16,065
Total	$385,932	$8,440	$4,688	$—	$399,060

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$73,498	$—	$1,914	$—	$75,412
Commercial mortgage	163,899	745	4,325	—	168,969
Commercial construction	6,497	—	—	—	6,497
Residential mortgage loans	79,787	—	347	—	80,134
Consumer:
Home equity lines of credit	27,871	—	31	—	27,902
Other consumer loans	16,116	—	262	—	16,378
Total	$367,668	$745	$6,879	$—	$375,292

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$200	$68	$261	$529	$71,588	$72,117
Commercial mortgage	207	103	1,690	2,000	174,210	176,210
Commercial construction	—	—	—	—	9,943	9,943
Residential mortgage loans	—	763	202	965	98,238	99,203
Consumer:
Home equity lines of credit	—	—	—	—	25,522	25,522
Other consumer loans	303	22	232	557	15,508	16,065
Total	$710	$956	$2,385	$4,051	$395,009	$399,060

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$70	$102	$1,260	$1,432	$73,980	$75,412
Commercial mortgage	310	15	2,355	2,680	166,289	168,969
Commercial construction	—	—	—	—	6,497	6,497
Residential mortgage loans	478	—	312	790	79,344	80,134
Consumer:
Home equity lines of credit	—	—	12	12	27,890	27,902
Other consumer loans	31	66	214	311	16,067	16,378
Total	$889	$183	$4,153	$5,225	$370,067	$375,292

As of September 30, 2015, there were no loans 90 days past due and still accruing interest.  As of December 31, 2014, there was one residential mortgage loan totaling $70 thousand which was greater than 90 days past due and still accruing interest which has subsequently been paid current.

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

The following tables reflect information regarding TDR’s entered into by the Company for the three and nine month periods ended September 30, 2015 and 2014.

	For the three months ended September 30, 2015			For the nine months ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
TDR's:
Commercial and industrial	—	$—	$—	1	$200	$200
Commercial mortgage	1	120	120	1	120	120
Residential mortgage loans	—	—	—	1	35	35
Total	1	$120	$120	3	$355	$355

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
TDR's:
Commercial and industrial	—	$—	$—	1	$29	$29
Home equity lines of credit	—	—	—	1	31	20
Other consumer loans	—	—	—	2	110	108
Total	—	$—	$—	4	$170	$157

The following table reflects information regarding TDR’s entered into by the Bank for the year ended December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)
TDR’s:
Commercial and industrial	1	$28	$28
Commercial mortgage	1	1,292	1,292
Home equity lines of credit	2	112	102
Other consumer loans	3	170	158
Total	7	$1,602	$1,580

As of September 30, 2015, a commercial loan, classified as a TDR, with an outstanding balance of $200 thousand became in default.

During the second quarter of 2015, a consumer installment loan, classified as non-accrual and TDR, became in default with an outstanding balance of $22 thousand as of September 30, 2015.  As of September 30, 2015 and 2014 and also December 31, 2014, a residential mortgage loan and TDR with a current balance of $76 thousand, acquired through the Affinity merger, has remained in default and is classified as non-accrual. Additionally two commercial loans, classified as TDR’s, with combined outstanding balances totaling $64 thousand as of March 31, 2015 were in default and remain classified as non-accrual status.

No other TDRs were subsequently in default as of the periods stated.

The carrying amount of foreclosed residential real estate properties held was $563 thousand as of September 30, 2015.  Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $202 thousand as of September 30, 2015.

Note 6—Deposits

The components of deposits at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Demand, non-interest bearing	$49,536	$49,462
Demand, interest-bearing	33,043	34,186
Money market and savings accounts	88,793	101,486
Time, $100 and over	53,495	50,948
Time, other	171,410	142,127
	$396,277	$378,209

Included in time, other at September 30, 2015 and December 31, 2014 are brokered deposits of $110.5 million and $74.6 million, respectively.

At September 30, 2015, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
9/30/2016	$92,672
9/30/2017	60,741
9/30/2018	59,762
9/30/2019	4,632
9/30/2020	7,077
Thereafter	21
$224,905

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan which vest only upon change in control, and options terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant, with a minimum exercise price of $10 per share for shares issued prior to March 18, 2010. Effective March 18, 2010, the Company’s stock compensation program was amended to eliminate the minimum exercise price.

A summary of the status of the Program is presented below for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	866,613	$6.89
Granted during period	243,000	5.94
Forfeited/cancelled during period	(5,098)	5.36
Expired	(34,348)	8.97
Outstanding at end of period (1)	1,070,167	6.62
Exercisable at end of period (1)	424,167	$8.24

(1)

Included in options outstanding and exercisable at September 30, 2015 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at September 30, 2015 and December 31, 2014 were 6.57 years and 3.34 years, respectively and 6.15 years and 2.41 years, respectively. The aggregate intrinsic value of options outstanding was $487 thousand as of September 30, 2015 while the aggregate intrinsic value of exercisable options was $94 thousand as of this same date.

The fair value of each option granted in the nine months ended September 30, 2015 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumption:

2015
Dividend yield..................................	0.0%
Expected life.....................................	7 years
Expected volatility...........................	28%
Risk-free interest rate......................	2.13%
Weighted average fair value..........	$ 1.52

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.  Due to the Company’s lack of sufficient historical exercise data and the limited period of time for which shares have been issued, the “simplified” method is used to determine the expected life of options, calculated as the average of the sum of the vesting term and original contractual term for all periods presented. The expected volatility percentage is based on the average expected volatility of similar public financial institutions in the Company’s market area.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2015, there was $318 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 3.58 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan, with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During the third quarter of 2015, included in the current period options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the three year vesting period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, the outstanding non-vested options may be adjusted.

Employee Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company. Director Restricted Stock grants vest in one year to coincide with the required service period.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan was recorded at the date of the award based on the estimated fair value of the shares. As of September 30, 2015, there was $443 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 30, 2019.

A summary of restricted stock award activity is presented below for the nine months ended September 30, 2015:

Shares
Outstanding unvested shares at beginning of period	121,874
Shares Granted during period	50,700
Shares Forfeited/cancelled during the period	(5,400)
Vested Shares during this period	(1,575)
Outstanding unvested shares at end of period	165,599

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

At September 30, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $94.3 million and $83.2 million, respectively. In addition, as of each of these dates, there were $847 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and for both periods $1.1 million of financial standby letters of credit.

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

In addition, as of December 31, 2014 the Bank pledged $214 thousand of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand issued by the correspondent on behalf of a customer of the Bank. This transaction was fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

The Bank’s capital amounts (dollars in thousands) and ratios at September 30, 2015 and December 31, 2014 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2015
Total capital (to risk-weighted assets)	$47,784	12.32%		$31,017	>8.0%	$	>38,771	>10.0%
Tier 1 capital (to risk-weighted assets)	45,106	11.63		>23,263	>6.0		>31,017	>8.0
Tier 1 common equity capital (to risk-weighted assets)	45,106	11.63		>17,447	>4.5		>25,201	>6.5
Tier 1 capital (to total assets)	45,106	9.22		>19,558	>4.0		>24,448	>5.0
December 31, 2014
Total capital (to risk-weighted assets)	$45,327	12.87%	$	>28,177	>8.0%	$	>35,221	>10.0%
Tier 1 capital (to risk-weighted assets)	42,979	12.20		>14,088	>4.0		>21,132	>6.0
Tier 1 capital (to total assets)	42,979	9.34		>18,410	>4.0		>23,012	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2015 and December 31, 2014 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$18,491	$—	$18,491	$—
Obligations of states and political subdivisions	15,240	—	15,240	—
Federal agency mortgage-backed securities	18,006	—	18,006	—
Federal agency collateralized mortgage obligations	386	—	386	—
Other debt securities	—	—	—	—
Money market mutual fund	45	45	—	—
Total assets measured at fair value on a recurring basis	$52,168	$45	$52,123	$—
As of December 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$49,276	$—	$49,276	$—
Obligations of states and political subdivisions	4,871	—	4,871	—
Federal agency mortgage-backed securities	20,351	—	20,351	—
Federal agency collateralized mortgage obligations	532	—	532	—
Other debt securities	502	—	502	—
Money market mutual fund	25	25	—	—
Total assets measured at fair value on a recurring basis	$75,557	$25	$75,532	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2015:
Impaired loans	$4,411	$—	$—	$4,411
Other real estate owned	977	—	—	977
Total assets measured at fair value on a nonrecurring basis	$5,388	$—	$—	$5,388
As of December 31, 2014:
Impaired loans	$2,205	$—	$—	$2,205
Repossessed assets	42	—	—	42
Other real estate owned	105	—	—	105
Total assets measured at fair value on a nonrecurring basis	$2,352	$—	$—	$2,352

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

Quantitative information about Level 3 fair value measurements at September 30, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$4,411	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (3.90%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.23%)
Other real estate owned	$977	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-27% (4.39%)
			Liquidation expenses	7%-8.5% (8.36%)

Quantitative information about Level 3 fair value measurements at December 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$2,205	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-5% (0.12%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8% (8.00%)
Repossessed assets	$42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals are adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. As of September 30, 2015 there were no repossessed assets. The Company had $42 thousand of repossessed assets as of December 31, 2014.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At September 30, 2015 and December 31, 2014, respectively, the fair value consists of other real estate owned balances of $1.4 million and $433 thousand, net of valuation allowances of $412 thousand and $328 thousand. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of September 30, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.7 million, net of valuation allowances of $212 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.8 million, net of partial charge-offs of $926 thousand. As of December 31, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $542 thousand, net of valuation allowances of $166 thousand and partial charge-offs of $28 thousand; and loan balances with no related allowance recorded of $2.9 million, net of partial charge-offs of $1.1 million.

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

At September 30, 2015 and December 31, 2014, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$19,482	$19,482	$19,482	$—	$—
Securities available for sale	52,168	52,168	45	52,123	—
Securities held to maturity	20,568	21,096	—	21,096	—
Loans receivable, net	396,440	403,398	—	—	403,398
Restricted stock	3,251	3,251	—	3,251	—
Accrued interest receivable	1,597	1,597	—	1,597	—

Liabilities:
Deposits	396,277	397,104	—	397,104	—
Short-term borrowings	43,803	43,798	—	43,798	—
Long-term debt	15,000	15,015	—	15,015	—
Accrued interest payable	438	438	—	438	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$7,866	$7,866	$7,866	$—	$—
Securities available for sale	75,557	75,557	25	75,532	—
Securities held to maturity	15,956	16,544	—	16,544	—
Loans receivable, net	372,909	380,257	—	—	380,257
Restricted stock	2,984	2,984	—	2,984	—
Accrued interest receivable	1,511	1,511	—	1,511	—

Liabilities:
Deposits	378,209	379,203	—	379,203	—
Short-term borrowings	51,472	51,472	—	51,472	—
Long-term debt	11,000	10,936	—	10,936	—
Accrued interest payable	356	356	—	356	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and nine months ended September 30, 2015 and 2014, and its financial condition as of September 30, 2015 and December 31, 2014. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2015 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the nine months ended September 30,
	2015	2014
	(dollars in thousands)
Total revenue (1)	$ 12,917	$ 12,454
Income before income tax expense/benefit	2,165	1,822
Net income	1,484	6,520
Total assets	508,634	475,085
Total loans receivable	399,083	371,763
Total deposits	396,277	360,964

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

Critical Accounting Policies, Judgments and Estimates

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of September 30, 2015 and December 31, 2014 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the three and nine month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended September 30,		Increase (decrease)	% Change	For the nine months ended September 30,		Increase (decrease)	% Change
	2015	2014			2015	2014
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,210	$4,018	$192	4.8%	$12,083	$11,773	$310	2.6%
Non-interest income	342	246	96	39.0%	834	681	153	22.5%
Total Revenue	4,552	4,264	288	6.8%	12,917	12,454	463	3.7%
Provision for loan losses	195	212	(17)	(8.0)%	445	572	(127)	(22.2)%
Non-interest expenses	3,529	3,444	85	2.5%	10,307	10,060	247	2.5%
Income before income tax expense	828	608	220	36.2%	2,165	1,822	343	18.8%
Federal income tax expense	240	(4,714)	4,954		681	(4,698)	5,379
Net Income	$588	$5,322	$(4,734)		$1,484	$6,520	$(5,036)
Preferred dividends, including net warrant amortization	212	166	46		589	414	175
Income to common shareholders	$376	$5,156	$(4,780)		$895	$6,106	$(5,211)
Income per common share:
Basic	$0.06	$0.80	$(0.74)		$0.14	$0.95	$(0.81)
Diluted	$0.06	$0.80	$(0.74)		$0.14	$0.95	$(0.81)

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

The following tables set forth, for the three and nine month periods ended September 30, 2015 and 2014, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

	For the Three Months Ended September 30,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$392,468	$4,456	4.50%	$366,818	$4,298	4.65%	$158	3.7%
Taxable investment securities	62,039	364	2.33%	62,722	373	2.36%	(9)	(2.4)%
Nontaxable investment securities	15,199	156	4.06%	2,526	25	4.01%	131	524.0%
Total investment securities	77,238	520	2.67%	65,248	398	2.43%	122	30.7%
Deposits with banks and other	4,081	31	3.03%	5,910	37	2.47%	(6)	(16.2)%
Total interest earning assets	473,787	5,007	4.19%	437,976	4,733	4.29%	274	5.8%
Non-interest-earning assets	21,090			17,502
TOTAL ASSETS	$494,877			$455,478
Interest-bearing liabilities:
Demand, interest-bearing	$31,912	17	0.22%	$34,216	19	0.22%	$(2)	(10.5)%
Money market and savings	92,662	71	0.30%	96,162	74	0.30%	(3)	(4.1)%
Time deposits	203,239	625	1.22%	169,518	558	1.30%	67	12.0%
Borrowed funds	65,391	84	0.51%	61,955	64	0.42%	20	31.3%
Total interest-bearing liabilities	393,204	797	0.80%	361,851	715	0.78%	82	11.5%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	48,892			47,396
Other liabilities	1,491			1,323
Shareholders’ equity	51,290			44,908
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,877			$455,478
Net interest income/rate spread		$4,210	3.39%		$4,018	3.51%	$192	4.8%
Net interest margin			3.53%			3.64%

	For the Nine Months Ended September 30,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$381,634	$12,945	4.54%	$349,144	$12,619	4.83%	$326	2.6%
Taxable investment securities	62,758	1,084	2.31%	62,401	1,101	2.36%	(17)	(1.5)%
Nontaxable investment securities	8,041	244	4.05%	2,608	79	4.05%	165	208.9%
Total investment securities	70,799	1,328	2.51%	65,009	1,180	2.43%	148	12.5%
Deposits with banks and other	4,188	149	4.76%	6,324	94	1.99%	55	58.5%
Total interest earning assets	456,621	14,422	4.22%	420,477	13,893	4.42%	529	3.8%
Non-interest-earning assets	20,903			16,507
TOTAL ASSETS	$477,524			$436,984
Interest-bearing liabilities:
Demand, interest-bearing	$32,710	55	0.23%	$41,655	78	0.25%	$(23)	(29.5)%
Money market and savings	97,112	216	0.30%	99,496	243	0.33%	(27)	(11.1)%
Time deposits	198,340	1,886	1.27%	157,300	1,650	1.40%	236	14.3%
Borrowed funds	49,452	182	0.49%	45,415	149	0.44%	33	22.1%
Total interest-bearing liabilities	377,614	2,339	0.83%	343,866	2,120	0.82%	219	10.3%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	47,431			47,602
Other liabilities	1,505			1,376
Shareholders’ equity	50,974			44,140
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,524			$436,984
Net interest income/rate spread		$12,083	3.39%		$11,773	3.60%	$310	2.6%
Net interest margin			3.54%			3.74%

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

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015 vs. 2014			September 30, 2015 vs. 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$293	$(135)	$158	$1,131	$(805)	$326
Taxable investment securities	(3)	(6)	(9)	6	(23)	(17)
Nontaxable investment securities	131	—	131	165	—	165
Total investment securities	128	(6)	122	171	(23)	148
Deposits with banks and other	(13)	7	(6)	(41)	96	55
Total interest earning assets	408	(134)	274	1,261	(732)	529
Interest expense:
Demand, interest-bearing	(2)	—	(2)	(16)	(7)	(23)
Money market and savings	(3)	—	(3)	(6)	(21)	(27)
Time deposits	105	(38)	67	401	(165)	236
Borrowed funds	5	15	20	15	18	33
Total interest bearing liabilities	105	(23)	82	394	(175)	219
Change in net interest income	$303	$(111)	$192	$867	$(557)	$310

For the three months ended September 30, 2015, net interest income increased $192 thousand, or 4.8%, from $4.02 million as of September 30, 2014 to $4.21 million. Net interest margin declined 11 basis points from 3.64% for the third quarter of 2014 to 3.53% for the same period in 2015. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 12 basis points from 3.51% for the three months ended September 30, 2014 to 3.39% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $303 thousand while the change in our relative rate structure resulted in a decline in net interest income of $111 thousand.

Average interest earning assets for the current quarter of 2015 increased $35.8 million, or 8.2%, including increases in average loans of $25.7 million, or 7.0%, and an increase in average investment balances of $12.0 million, or 18.4%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $408 thousand in interest income, with $293 thousand provided from incremental loan balances. The average yield on earning assets declined 10 basis points in the current quarter compared to the prior year three month period from 4.29% to 4.19% which resulted in a rate related decline of interest income of $134 thousand between the periods, of which a decline of $135 thousand can be attributed to lower yields on loans.

Average interest bearing liabilities increased $31.4 million, or 8.7%, when comparing the current quarter to the prior year quarter. During this time, borrowed funds increased $3.4 million while overall average deposit balances increased $27.9 million, consisting of an increase in time deposits of $33.7 million, primarily from brokered time deposits totaling $27.9 million, partially offset by a decrease in interest bearing demand deposits of $2.3 million and money market and savings deposits of $3.5 million. The incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $105 thousand. At the same time, due to the change in mix of balances, the average rate on interest bearing liabilities increased slightly in the current quarter compared to the prior year three month period from 0.78% to 0.80%, however, due to the change in mix of balances, overall interest expense declined $23 thousand between the periods due to rate structures.

For the nine months ended September 30, 2015, net interest income increased 2.6%, or $310 thousand, to $12.08 million compared to $11.77 million for the same period in 2014. Net interest margin decreased from 3.74% for the first nine months of 2014 to 3.54% for the same period in 2015. Net interest spread decreased from 3.60% for the first nine months of 2014 to 3.39% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $867 thousand while the change in our relative rate structure resulted in a decline in net interest income of $557 thousand.

Average interest earning assets for the first nine months of 2015 increased $36.1 million, or 8.6%, including increases in average loans of $32.5 million, or 9.3%, and average investment balances of $5.8 million, or 8.9%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.26 million in interest income, $1.13 million provided from incremental loan balances and $171 thousand from investment securities.  The average yield on earning assets declined 22 basis points in the current year compared to the prior year nine month period from 4.42% to 4.22%, which resulted in a rate related decline of interest income between the periods of $732 thousand. A decline of $805 was related to lower yields on loans.  Average interest bearing liabilities increased $33.7 million, or 9.8%, in 2015. During this time, borrowed funds increased $4.0 million while overall deposit balances increased $29.7 million, as interest bearing demand deposits decreased $8.9 million, money market and savings deposits decreased $2.4 million while time deposits increased $41.0 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $394 thousand. At the same time, the average rate on interest bearing liabilities increased 1 basis point from 0.82% for the first nine months of 2014 to 0.83% in the current year, which along with the change in mix of balances, accounted for a decline in interest expense of $175 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $195 thousand for the three months ended September 30, 2015 compared to $212 thousand for the same period in 2014, and on a year to date basis was $445 thousand for the first nine months of 2015 compared to $572 thousand for the same period in 2014.  The level of provision is impacted by management’s analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. The Company recorded net charge-offs of $118 thousand and $115 thousand for the three and nine months ended September 30, 2015, respectively, of which $97 thousand recorded in the current quarter related to loans secured by residential real estate whereby the properties were acquired by the Bank through Sheriff sales and the fair value of these properties required a write down.  Net charge-offs for the three months ended September 30, 2014 totaled $161 thousand and were $557 thousand for the first nine months of 2014.  Total loans increased $7.8 million in the current quarter and $23.9 million for the nine months ended September 30, 2015, compared to an increases of $9.0 million during the third quarter of 2014 and $36.0 million for the nine months ended September 30, 2014.  The allowance for loan losses was $2.6 million at September 30, 2015 and $2.3 million at December 31, 2014 which represented 0.66% and 0.62% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three and nine months ended September 30, 2015, the Company recorded a provision for loan losses totaling $119 thousand and $184 thousand related to acquired loans, of which $54 thousand and $111 thousand, respectively, related to net charge-offs on non-credit impaired purchased loans while net charge-offs related to acquired loans which were initially considered credit impaired loans as of the acquisition date were $65 thousand and $73 thousand for the three and nine months ended September 30, 2015, respectively.  During the three and nine months ended September 30, 2014, the Company recorded a provision for loan losses totaling $168 thousand and $378 thousand, respectively, related to acquired loans. There were charge-offs recorded during these same respective periods totaling $37 thousand and $216 thousand related to loans that were initially considered credit impaired loans as of the acquisition date while net charge-offs on non-credit impaired purchased loans totaled $126 thousand and $158 thousand for the three and nine months ended September 30, 2014, respectively.

Non-Interest Income

For the three and nine months ended September 30, 2015, non-interest income totaled $342 thousand and $834 thousand, respectively, compared to $246 thousand and $681 thousand, respectively, for the same periods in 2014. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, and other fees which First Priority Bank collects from its banking customers.  The decrease in wealth management income was due to several annuity insurance policies issued during the third quarter of 2014 which resulted in $49 thousand in related fees.  Gains from the sale of investment securities, totaling $125 thousand, were recorded in the current quarter from the sale of $7.5 million of U.S. Treasury securities to take advantage of favorable market conditions which occurred related to these investments.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2015 vs.	2015 vs.	September 30,		2015 vs.	2015 vs.
	2015	2014	2014	2014	2015	2014	2014	2014
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$103	$145	$(42)	(29.0)%	$367	$372	$(5)	(1.3)%
Service charges on deposits	37	24	13	54.2	108	77	31	40.3
Other branch fees	46	44	2	4.5	133	143	(10)	(7.0)
Loan related fees	8	6	2	33.3	24	19	5	26.3
Gains on sales of investment securities	125	—	125	100.0	125	-	125	100.0
Bank owned life insurance income	21	26	(5)	(19.2)	63	68	(5)	(7)
Other	2	1	1	100.0	14	2	12	600.0
Total Non-Interest Income	$342	$246	$96	39.0%	$834	$681	$153	22.5%

Non-Interest Expenses

For the three and nine months ended September 30, 2015, non-interest expenses were $3.53 million and $10.30 million, respectively, compared to $3.44 million and $10.06 million for the same periods in 2014, an increase of $85 thousand, or 2.5%, and $247 thousand, or 2.5%, respectively. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2015 vs.	2015 vs.	September 30,		2015 vs.	2015 vs.
	2015	2014	2014	2014	2015	2014	2014	2014
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,922	$1,893	$29	1.5%	$5,686	$5,358	$328	6.1%
Occupancy and equipment	481	531	(50)	(9.4)	1,540	1,638	(98)	(6.0)
Data processing equipment and operations	227	215	12	5.6	665	655	10	1.5
Professional fees	180	239	(59)	(24.7)	524	665	(141)	(21.2)
Marketing, advertising and business development	126	69	57	82.6	208	212	(4)	(1.9)
FDIC insurance assessments	86	80	6	7.5	262	236	26	11.0
Pennsylvania bank shares tax expense	94	81	13	16.0	281	239	42	17.6
Other real estate owned	91	13	78	600.0	238	100	138	138.0
Other	322	323	(1)	(0.3)	903	957	(54)	(5.6)
Total Non-Interest Expenses	$3,529	$3,444	$85	2.5%	$10,307	$10,060	$247	2.5%

Highlights of significant non-interest expenses items for the third quarter, 2015 compared to the third quarter, 2014

•	Salaries and employee benefits increased $29 thousand, or 1.5%, in the three months ended September 30, 2015 compared to the third quarter of 2014.

~~•~~

Occupancy and equipment costs declined $50 thousand, or 9.4%, in the third quarter of 2015 compared to the prior year due to lower costs resulting from the closing of the Reading office location, the renegotiation of a branch lease and lower equipment depreciation and maintenance costs.

•	Data processing equipment and operations costs increased by $12 thousand, or 5.6%, primarily due to core processing costs.
•	Professional fees decreased $59 thousand primarily related to staff search fees of $43 thousand paid in 2014 to enhance overall staffing experience levels related to business development staff.
•

Marketing, advertising and business development expenses increased $57 thousand, or 82.6%, primarily related to business development and marketing campaigns initiated in the current quarter to enhance brand awareness to take advantage of recent acquisitions announced within the Bank’s markets.  Included in these campaigns are radio and billboard advertising and inclusion in the CBS’s PopeCast focused around the Pope’s visit to Philadelphia.

•

FDIC insurance assessments and Pennsylvania bank shares tax expense increased in the current quarter compared to prior year.  These expenses are primarily calculated based on asset size and equity levels of the Bank.

•

Net costs related to other real estate owned increased $78 thousand for the current quarter compared to the same period in 2014.  Within the current quarter, the Company recorded costs totaling $54 thousand related to sheriff costs or unpaid real estate taxes in order to obtain clear title on properties to enable timely liquidation and $18 thousand for the replacement of a heating and air conditioning system on a commercial real estate property which is approximately 85% leased.

•	Other expenses were relatively flat between the current quarter and the same period last year.

Nine months ended September 30, 2015 compared to prior year

●

Salaries and employee benefits increased $328 thousand in the nine months ended September 30, 2015 compared to 2014 primarily due to incremental staffing costs related to enhancing business development opportunities in the Berks County market, incremental stock based compensation expense and increased keyman life insurance expense.

●	Occupancy and equipment costs declined $98 thousand, or 6.0%, due to the closing of the Reading office location, renegotiation of a branch lease and lower depreciation and equipment maintenance costs.
●	Data processing equipment and operations increased $10 thousand, or 1.5%.
●

Professional fees decreased $141 thousand, or 21.2% in the nine months ended September 30, 2015 compared to the same period in 2014 related to staff search fees of $93 thousand incurred in 2014 and lower legal costs of $77 thousand between the periods, partially offset by $19 thousand related to investment portfolio management services.

●	Marketing, advertising and business development expenses declined $4 thousand, or 1.9%.
●

FDIC insurance assessments and Pennsylvania bank shares tax expense increased in 2015 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank.

●

Other real estate owned costs increased by $138 thousand in 2015 compared to the prior year.  In the current year, the Company recorded incremental charges to reduce the outstanding values of existing properties based on updated market value or liquidation cost estimates totaling $129 thousand.  Additionally, incremental costs totaling $80 thousand were paid related to sheriff costs, or unpaid real estate taxes, in order to obtain clear title on properties to enable timely liquidation while ongoing maintenance and operating costs increased $32 thousand.  Partially offsetting these incremental costs was an increase in net gains recorded on disposition of properties totaling $47 thousand and a higher level of rental income from owned properties of $56 thousand.

•

Other expenses decreased $54 thousand for the nine months ended September 30, 2015. This decrease is related to an insurance claim cost incurred of $25 thousand in the first quarter of 2014 and a fair value adjustment of $32 thousand based on an updated appraisal of a repossessed asset. Additionally, increases in loan and deposit generation costs and postage expenses were offset by one-time costs to close the Reading and Towamencin offices during 2015.

Provision for Income Taxes

Income tax expense recorded in the three and nine months ended September 30, 2015 totaled $240 thousand and $681 thousand, respectively.  The Company recognized a tax benefit in the Statement of Operations of $4.71 million and $4.70 million for the three and nine months ended September 30, 2014, respectively, a result of reversing the valuation allowance on net deferred tax assets (“DTA”) during the third quarter of 2014, which established the net DTA position on the balance sheet of the Company.  Since the reversal of the valuation allowance, the Company records current tax expense in its Statement of Operations and reports earnings of the Company to its shareholders and regulators on an after tax basis.  The Company’s effective tax rate for the nine months ended September 30, 2015 was 31.5%.

The Company’s net operating loss (“NOL”) carryforwards totaled $8.6 million as of September 30, 2015, including acquired NOLs. First Priority had NOL carryforwards of $6.2 million at September 30, 2015, which expire in 2027 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.7 million at September 30, 2015, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $656 thousand remains available to reduce future federal income taxes as of September 30, 2015. This NOL is also subject to certain limitations and expires in 2026 through 2032 if not fully utilized.

Financial Condition as of September 30, 2015 and December 31, 2014

Balance Sheet Review

			Net Change	% Change
	September 30,	December 31,	2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 19,482	$ 7,866	$ 11,616	147.7%
Investment securities	72,736	91,513	(18,777)	-20.5%
Loans receivable	399,083	375,222	23,861	6.4%
Total earning assets	491,301	474,601	16,700	3.5%

Allowance for loan losses	(2,643)	(2,313)	(330)	14.3%
Restricted investments in bank stocks	3,251	2,984	267	8.9%
Premises and equipment, net	2,104	2,369	(265)	-11.2%
Bank owned life insurance	3,157	3,093	64	2.1%
Other real estate owned	1,481	1,257	224	17.8%
Deferred income tax assets, net	3,693	4,541	(848)	-18.7%
Goodwill and other identifiable intangibles	3,057	3,122	(65)	-2.1%
Other assets	3,233	2,657	576	21.7%
Total assets	$ 508,634	$ 492,311	$ 16,323	3.3%

Liabilities
Deposits	$ 396,277	$ 378,209	$ 18,068	4.8%
Borrowed funds	58,803	62,472	(3,669)	-5.9%
Other liabilities	1,806	1,419	387	27.3%
Total liabilities	456,886	442,100	14,786	3.3%
Equity
Total shareholders' equity	51,748	50,211	1,537	3.1%
Total liabilities and shareholders' equity	$ 508,634	$ 492,311	$ 16,323	3.3%

Total assets at September 30, 2015 were $508.6 million, representing an increase of $16.3 million or 3.3% when compared to total assets of $492.3 million at December 31, 2014.  Total assets at September 30, 2015 consisted of loans outstanding of $399.1 million, investment securities of $72.7 million and cash and cash equivalents of $19.5 million. At December 31, 2014, total assets consisted primarily of loans outstanding of $375.2 million, investment securities of $91.5 million and cash and cash equivalents of $7.9 million.

Deposits totaled $396.3 million at September 30, 2015 compared to $378.2 million at December 31, 2014, an increase of $18.1 million, or 4.8%. Of the total deposits at September 30, 2015, $171.4 million, or 43.2% of total deposits, are core deposits consisting of demand, money market and savings deposits.

Borrowings totaled $58.8 million at September 30, 2015 compared to $62.5 million at December 31, 2014, a decrease of $3.7 million, or 5.9%.

Shareholders’ equity at September 30, 2015 was $51.7 million, representing an increase of $1.5 million from $50.2 million at December 31, 2014.

Investments

The investment portfolio totaled $72.7 million at September 30, 2015, compared to $91.5 million at December 31, 2014, a decline of $18.8 million, or 20.5%. This decline primarily relates to overnight investments of $30 million purchased at December 31, 2014 for tax planning purposes which matured in early January 2015, which was partially offset by investment purchases of municipal bonds totaling approximately $15.7 million in the first nine months of 2015.  Additionally, the Company purchased $10 million of U.S. Treasury securities during the first half of 2015, of which $7.5 million were sold during the third quarter of 2015 resulting in a gain on the sale of securities of $114 thousand.  Also, a municipal bond was also sold in the current quarter with a par value of $500 thousand which resulted in a gain of $11 thousand.

As of September 30, 2015 and December 31, 2014, investments totaling $52.2 million and $75.5 million, respectively, were classified as available for sale while $20.5 million and $16.0 million, respectively, were classified as held to maturity. Total investments accounted for 14.3% and 18.6% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, totaling $52 thousand as of September 30, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $551 thousand at September 30, 2015 compared to unrealized losses of $86 thousand at December 31, 2014. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at September 30, 2015 was comprised of federal agency securities (25%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (25%), obligations of states and political subdivisions (49%), and corporate and other debt securities (1%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at September 30, 2015 or December 31, 2014 and recorded no OTTI charges during the three and nine months ended September 30, 2015 and 2014.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at September 30, 2015. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of September 30, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$15,005	1.37%	$3,486	2.07%	$—	—	$18,491	1.50%
Obligations of states and political subdivisions	255	1.01%	3,134	1.94%	1,203	2.53%	10,648	4.09%	15,240	3.46%
Federal agency mortgage backed securities	—	—	—	—	3,367	1.97%	14,639	2.06%	18,006	1.67%
CMO’s	—	—	—	—	239	1.30%	147	2.89%	386	1.10%
Other debt securities	—	—	—	—	—	—	—	—	—	—
Money market mutual fund	45	0.00%	—	—	—	—	—	—	45	0.00%
Total investments available for sale	$300	0.86%	$18,139	1.47%	$8,295	2.07%	$25,434	2.91%	$52,168	2.13%

	Securities Held to Maturity
	As of September 30, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$389	5.80%	$1,294	3.80%	$18,404	4.36%	$20,087	4.35%
Other debt securities	—	—	—	—	—	—	481	4.37%	481	4.37%
Total investments held to maturity	$—	—	$389	5.80%	$1,294	3.80%	$18,885	4.36%	$20,568	4.35%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at September 30, 2015 and December 31, 2014 are shown in the following table:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$18,411	$18,491	$49,451	$49,276
Obligations of states and political subdivisions	14,980	15,240	4,902	4,871
Federal agency mortgage-backed securities	17,796	18,006	20,233	20,351
Federal agency collateralized mortgage obligations	385	386	532	532
Other debt securities	—	—	500	502
Money market mutual fund	45	45	25	25
Total investment securities available for sale	$51,617	$52,168	$75,643	$75,557
Held To Maturity:
Obligations of states and political subdivisions	$20,087	$20,598	$15,475	$16,027
Other debt securities	481	498	481	517
Total held to maturity	$20,568	$21,096	$15,956	$16,544

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both September 30, 2015 and December 31, 2014, First Priority Bank held $110 thousand in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.14 million and $2.87 million as of September 30, 2015 and December 31, 2014, respectively. The increase in the investment is attributable to incremental borrowings at the FHLB during the first nine months of 2015.

Loans

First Priority’s loan portfolio is the primary component of its assets. At September 30, 2015, total loans were $399.1 million, representing an increase of $23.9 million or 6.4% from total loans outstanding of $375.2 million at December 31, 2014. During the first nine months of 2015, loan growth included new organic loan production of approximately $48 million while continuing to experience a high level of unscheduled loan payoffs, which when combined with normal principal payments, totaled $34 million.  Also included in the current year loan growth is $9.8 million from the purchase of performing residential real estate loans located in western Pennsylvania which were underwritten using similar underwriting standards as the Bank uses for its organic portfolio.  The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$72,117	18%	$75,412	20%
Commercial Mortgage	176,210	44%	168,969	45%
Commercial Construction	9,943	3%	6,497	2%
Total Commercial	258,270	65%	250,878	67%
Residential Mortgage	99,203	25%	80,134	21%
Home Equity Lines	25,522	6%	27,902	8%
Other Consumer	16,065	4%	16,378	4%
Total Consumer	41,587	10%	44,280	12%
Total Loans	399,060	100%	375,292	100%
Net deferred loan (fees) or costs	23	—	(70)	—
Total	$399,083	100%	$375,222	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of September 30, 2015, commercial mortgage loans totaled $176.2 million, consisting of $121.1 million of loans to finance commercial business properties, of which 61% are owner occupied, $17.6 million to finance, and are secured by, multifamily properties, $33.2 million secured by 1-4 family residential dwelling properties for business purposes, and $4.3 million for other purposes. In addition, as of September 30, 2015, loans to lessors of non-residential buildings totaled $72.2 million, which is included in commercial mortgage loans; of this amount, $35.7 million, or 49%, of these loans are related to owner occupied buildings.

As of December 31, 2014, commercial mortgage loans totaled $169.0 million, consisting of $115.8 million of loans to finance commercial business properties, of which 60% are owner occupied, $15.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.4 million for other purposes. In addition, as of December 31, 2014, loans to lessors of non-residential buildings totaled $69.5 million, which is included in commercial mortgage loans; of this amount, $33.7 million, or 48%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of September 30, 2015, totaled 30% and 184% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$70
Non-accrual loans	3,536	4,484
Total non-performing loans (1)	3,536	4,554
Other real estate owned	1,481	1,257
Repossessed assets (2)	—	42
Total non-performing assets (3)	5,017	5,853
Performing troubled debt restructurings (4)	1,652	2,132
Total non-performing assets and performing troubled debt restructurings	$6,669	$7,985
Non-performing loans as a percentage of total loans	0.89%	1.21%
Non-performing assets as a percentage of total assets	0.99%	1.19%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.31%	1.62%
Ratio of allowance to non-performing loans at end of period	75%	51%
Ratio of allowance to non-performing assets at end of period	53%	40%
Allowance for loan losses as a percentage of total loans	0.66%	0.62%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $3.5 million at September 30, 2015, a decline of $1.0 million from the $4.6 million at December 31, 2014. This decrease consisted of three loans totaling $185 thousand which were restored to performing based on improving financial positions of the borrowers, another loan of $70 thousand, previously reported as past due 90 days or more, which was paid current, and  two non-performing loans totaling $128 thousand that were paid down during this period.  Nine loan relationships with property fair values totaling $544 thousand were transferred to other real estate owned, while charge-offs in the first nine months of 2015 totaled $236 thousand.  Additionally, there were three new non-performing loans identified in the first nine months of 2015 totaling $181 thousand. Total non-performing loans as a percentage of total loans at September 30, 2015 was 0.89%, down from 1.21% at December 31, 2014. Other real estate owned totaled $1.5 million at September 30, 2015 compared to $1.3 million at December 31, 2014. As of September 30, 2015 there were no repossessed assets.  Repossessed assets totaled $42 thousand at December 31, 2014. Nonperforming assets totaled $5.0 million, or 0.99% of total assets, as of September 30, 2015, compared to $5.9 million, or 1.19% of total assets as of December 31, 2014.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2015 and December 31, 2014, First Priority’s performing troubled debt restructurings totaled $1.7 million and $2.1 million, respectively.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of September 30, 2015 and December 31, 2014, loans past due 30 to 89 days and still accruing totaled $1.6 million and $986 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 1.28% and 1.48%, respectively, of total loans outstanding.

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

Based on the information available as of September 30, 2015, management believes that the allowance for loan losses of $2.6 million is adequate as of that date.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,566	$2,237	$2,313	$2,273
Charge-offs:
Commercial and Industrial	29	—	45	137
Commercial Mortgage	107	—	149	75
Commercial Construction	—	—	—	50
Residential Mortgage Loans	—	143	14	168
Home equity lines of credit	—	—	12	90
Other consumer loans	—	37	16	89
Total loans charged off	136	180	236	609
Recoveries:
Commercial and Industrial	4	10	11	26
Commercial Mortgage	—	—	—	—
Commercial Construction	—	—	—	2
Residential Mortgage Loans	—	—	—	—
Home equity lines of credit	11	4	99	12
Other consumer	3	5	11	12
Total recoveries	18	19	121	52
Net loans (recovered) charged off	118	161	115	557
Provision charged to operations	195	212	445	572
Balance at end of period	$2,643	$2,288	$2,643	$2,288
Average loans (1)	$392,468	$366,818	$381,634	$349,144

Ratio of net (recoveries) charge-offs during period to average loans outstanding during period (annualized) (1)	0.12%	0.18%	0.04%	0.21%
Allowance for loan losses as a percentage of total loans	0.66%	0.62%	0.66%	0.62%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.6 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively, which represented 0.66% and 0.62% of total loans outstanding at each respective date. As of September 30, 2015 and December 31, 2014, the unamortized portion of the general credit fair value adjustment totaled $250 thousand and $509 thousand, respectively, and the total specific credit market valuation adjustment totaled $362 thousand as of September 30, 2015 and $443 thousand as of December 31, 2014. Additionally, as of September 30, 2015 and December 31, 2014 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $612 thousand and $952 thousand, respectively, and the allowance for loan losses of $2.6 million and $2.3 million, respectively, or a total of $3.3 million for both periods, would equate to 0.82% and 0.87% of total loans outstanding as of September 30, 2015 and December 31, 2014, respectively. Net charge-offs recorded totaled $115 thousand for the first nine months of 2015 compared to $557 thousand for the same period in 2014.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	(In thousands except percentage data)
	September 30,		December 31,
	2015		2014
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)

Commercial and Industrial	$691	18%	$788	20%
Commercial Mortgage	632	44%	468	45%
Commercial Construction	43	3%	26	2%
Residential Mortgage Loans	209	25%	159	21%
Home Equity Lines of Credit	217	6%	270	8%
Other Consumer Loans	90	4%	87	4%
Total Allocated	1,882	100%	1,798	100%
Unallocated	761		515
TOTAL	$2,643		$2,313

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses of $212 thousand has been provided on impaired loans of $5.2 million at September 30, 2015 compared to a specific allocation of $166 thousand related to $6.6 million of originated impaired loans at December 31, 2014.

The qualitative and quantitative analysis of the loan portfolio, after the effect of net charge-offs and the above mentioned specific allocation, resulted in the general portion of the allowance for loan losses totaling $1.7 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2015, these loans totaled $72.2 million and $55.4 million, respectively, or 18.1% and 13.9%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $396.3 million at September 30, 2015 compared to $378.2 million at December 31, 2014, representing an increase of $18.1 million or 4.8%. During the first nine months of 2015, an increase in brokered time deposits of $35.8 million was offset by declines of $1.1 million in demand deposits, $12.6 million in money market deposit and savings accounts and $4.0 million in retail time deposits. It continues to be a strategic objective of First Priority to develop its core deposit base and to supplement core deposits with cost effective alternative funding sources.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At September 30, 2015 and December 31, 2014, brokered deposits totaled $110.5 million and $74.6 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see Note 10 – “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the periods presented.

	For the three months ended September 30,				For the nine months ended September. 30,
	2015		2014		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$48,892		$47,396		$47,431		$47,602
Demand, interest-bearing	31,912	0.22%	34,216	0.22%	32,710	0.23%	41,655	0.25%
Money market and savings deposits	92,662	0.30%	96,162	0.30%	97,112	0.30%	99,496	0.33%
Time deposits	203,239	1.22%	169,518	1.30%	198,340	1.27%	157,300	1.40%
Total interest-bearing deposits	327,813	0.86%	299,896	0.86%	328,162	0.88%	298,451	0.88%
Total deposits	$376,705		$347,292		$375,593		$346,053

The maturity distribution of time deposits of $100,000 or more as of September 30, 2015, is as follows:

(Dollars in thousands)
Three Months or Less	$2,985
Over Three Through Six Months	3,552
Over Six Through Twelve Months	25,905
Over Twelve Months	21,053
TOTAL	$53,495

Short-Term Borrowed Funds

At September 30, 2015, First Priority had short-term borrowings totaling $43.8 million, compared to $51.5 million at December 31, 2014. Short-term borrowings consisted of overnight or less than 30 day advances from the FHLB as of each of these periods. The decrease in short-term borrowings resulted primarily from net funding requirements of growth in earning assets in conjunction with the growth in deposit balances. Advances from the FHLB at September 30, 2015 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the nine months ended September 30, 2015 and 2014. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$609
Average daily balance during the period	$33	$44
Weighted average rate during the period	0.51%	0.51%
FHLB short-term borrowings:
Balance at period end	$43,803	$51,572
Weighted average rate at period end	0.31%	0.29%
Maximum month-end balance	$63,208	$51,572
Average daily balance during the period	$37,258	$34,371
Weighted average rate during the period	0.34%	0.30%

Long-Term Debt

Long-term debt totaled $15.0 million as of September 30, 2015 and $11.0 million as of December 31, 2014. These borrowings consisted of advances from the FHLB with a weighted average interest rate of 1.09% and 0.88%, respectively, as of each of these dates and an average remaining life of 2.2 years for each respective period. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $12.2 million and $11.0 million during the nine months ended September 30, 2015 and 2014, respectively. The maximum month-end balance of these borrowings was $16.0 million for the first nine months of 2015 and $11 million for the same period in 2014.

Capital Resources

Shareholders’ equity at September 30, 2015 was $51.7 million, representing an increase of $1.5 million from $50.2 million at December 31, 2014. The enhanced capital position is attributable to net income of $1.5 million for the nine months ended September 30, 2015, stock based compensation costs of $238 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $404 thousand.  These increases were partially offset by preferred dividends paid of $589 thousand.

On February 20, 2009, First Priority issued 4,579 shares of First Priority’s Series A preferred stock and a warrant to purchase, on a net basis, 229 shares of First Priority’s Series B preferred stock, which was immediately exercised, for an aggregate purchase price of $4.6 million under the TARP CPP. On December 18, 2009, First Priority issued 4,596 shares of Series C preferred stock, $100.00 par value per share, having a liquidation preference of $1,000 per share, for an aggregate purchase price of $4.6 million.  See Note 1 of the notes to unaudited consolidated financial statements, subsequent events, related to issuance of subordinated debt and redemption of preferred stock to occur in the 4th quarter of 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and First Priority Bank at September 30, 2015 and December 31, 2014.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of September 30, 2015	As of December 31, 2014	For Capital Adequacy Purposes	To Be Considered "Well-Capitalized"	As of September 30, 2015	As of December 31, 2014

Total risk-based capital	12.44%	13.03%	8.00%	10.00%	12.32%	12.87%
Tier 1 risk-based capital	11.75%	12.36%	6.00%	8.00%	11.63%	12.20%
Tier 1 common equity capital	9.75%	N/A	4.50%	6.50%	11.63%	N/A
Tier 1 leverage capital	9.32%	9.46%	4.00%	5.00%	9.22%	9.34%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the nine months ended September 30, 2015. As of September 30, 2015, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the nine months ended September 30, 2015 and 2014.

	At or for the nine months ended
	September 30,
	2015	2014
Return on average assets................................	0.42%	1.99%
Return on average equity................................	3.89%	19.75%
Average equity to average assets ratio........	10.67%	10.10%

The decline between the reported periods was primarily related to federal and state income tax expense totaling $681 thousand for the nine months ended September 30, 2015 compared to a tax benefit of $4.70 million recorded for the nine months ended September 30, 2014, which resulted from the Company reversing the valuation allowance on net deferred tax assets (“DTA”) during the third quarter of 2014, and established the net DTA position on the balance sheet of the Company.  Prior to September 30, 2014, the Company had a full valuation allowance recorded against its net deferred tax assets and accordingly, reported results did not include the impact of current income tax expense as a component of operating earnings.

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

At September 30, 2015 and December 31, 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $94.3 million and $83.2 million, respectively. In addition, as of September 30, 2015 and December 31, 2014, there were $847 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and $1.1 million of financial standby letters of credit as of each respective date.

In addition, as of December 31, 2014 the Bank pledged $214 thousand of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand, issued by the correspondent on behalf of a customer of the Bank. This transaction is fully secured by the customer through a pledge of the customer’s deposits at the Bank.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At September 30, 2015, wholesale funding sources totaled $169.3 million and were comprised of $110.5 million of brokered certificates of deposit and $58.8 million of FHLB advances. At December 31, 2014, wholesale funding sources totaled $137.1 million and were comprised of $74.6 million of brokered certificates of deposit and $62.5 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of September 30, 2015 and December 31, 2014, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At September 30, 2015 and December 31, 2014, First Priority Bank had a total borrowing capacity with the FHLB of $153 million and $144 million, respectively, with advances outstanding against this capacity of $58.8 million and $62.5 million, respectively.

Short-term liquid assets held in interest-bearing deposit accounts with correspondent banks totaled $15.1 million at September 30, 2015 compared to $2.8 million at December 31, 2014.

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

One tool used to monitor interest rate risk is the measurement of its interest sensitivity “gap,” which is the positive or negative dollar difference between interest-earning assets and interest-bearing liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by changing the mix, pricing and repricing characteristics of First Priority’s assets and liabilities, through management of its investment portfolio, loan and deposit product offerings, and through wholesale funding. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge interest rate risk and minimize the impact on net interest income of rising or falling interest rates. First Priority generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when First Priority is liability-sensitive.

At September 30, 2015, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: November 16, 2015	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: November 16, 2015	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements.