Form 10-K
period 2015-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2016-03-25
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates based on the most recent known trade and shares outstanding as of June 30, 2015 is $24,949,000.

Indicate the number of shares outstanding of each     of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 23, 2016
Common Stock, $1.00 par value	6,501,344 (Outstanding Shares)

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

●	the occurrence of adverse changes in the securities markets;
●	the effects of changes in technology or in consumer spending and savings habits;
●	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	regulatory or judicial proceedings;
●	changes in asset quality;
●	First Priority’s success in managing the risks involved in the foregoing.

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

ii

PART I

Item 1.  Business.

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, or the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007, for the purpose of becoming the holding company of First Priority Bank (the “Bank”) and had no prior operating history. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank became a wholly-owned subsidiary of First Priority.

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

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2015, First Priority had total assets of $546.5 million and total shareholders’ equity of $52.1 million.

First Priority Bank

First Priority Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks. As of December 31, 2015, First Priority Bank had total assets of $546.2 million, total loans of $409.2 million, total deposits of $415.3 million and total shareholder’s equity of $45.4 million.

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

First Priority Bank currently seeks deposits and commercial and consumer banking relationships through its eight banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management and electronic banking products and online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes electronic and print media advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

At December 31, 2015, First Priority had 68 full time equivalent employees consisting of 65 full time employees and 6 part time employees. None of such employees is covered by a collective bargaining agreement, and First Priority believes that it enjoys good relations with its personnel.

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

Deposit Insurance

The Bank’s deposits are insured up to $250,000 per related ownership category, as defined by the FDIC.  The FDIC maintains the Deposit Insurance Fund (the “DIF”) by assessing depository institutions an insurance premium.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building in Malvern, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Malvern, PA 19355	11,775	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(1)
Muhlenberg	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(1)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Plumstead	5936 Easton Road, Pipersville, PA 18947	2,655	Leased
Sinking Spring	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
Wyomissing	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased
(1)

The buildings located at the Exeter and Muhlenberg locations are owned; but are located on leased real estate. Upon expiration or termination of the lease the buildings will become property of the landlord.

In March 2016, First Priority informed customers of the Plumstead office that the office will be closing in the 2nd quarter of 2016 and customer accounts will be reassigned to the Newtown office.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Price of and Dividends on Registrant’s Common Equity

First Priority’s common stock began trading on March 12, 2015 on the OTCQX marketplace, under the symbol FPBK.  Before March 12, 2015 First Priority had not historically traded on a national securities exchange, listing service, or similar trading platform for listing or quotation of securities, and there had been no active or liquid public trading market for First Priority common stock. To First Priority’s knowledge, only infrequent trades occurred during the period from January 1, 2014 through March 11, 2015.

There were approximately 850 shareholders who owned 6.5 million shares of common stock outstanding at March 15, 2016.  High and low sales prices are set forth in the following table for the periods presented subsequent to March 12, 2015.

	2015
	High	Low
Period from March 12, 2015 through March 31, 2015	$ 4.82	$ 4.75
Second quarter	6.55	4.75
Third quarter	5.05	4.85
Fourth quarter	6.60	4.78

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

(b)	Recent Sales of Unregistered Securities

None.

(c)  Purchases of Equity Securities by First Priority and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2015, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Selected Financial Data:
Total assets..................................................................	$546,540	$492,311	$446,088	$275,146	$285,350
Securities available for sale...........................................	94,704	75,557	78,636	16,679	25,261
Securities held to maturity...........................................	19,886	15,956	10,963	-	-
Loans receivable...........................................................	409,153	375,222	335,737	244,275	240,115
Allowance for loan losses............................................	2,795	2,313	2,273	2,460	2,470
Deposits.......................................................................	408,687	378,209	357,420	233,043	245,736
Federal Home Loan Bank of Pittsburgh advances.......	74,725	62,472	44,625	13,000	11,000
Subordinated debt........................................................	9,201	-	-	-	-
Shareholders' equity.....................................................	52,091	50,211	42,392	27,710	27,444
Book value per common share.....................................	$6.58	$6.33	$5.12	$5.82	$5.74
Tangible book value per common share (1).................	$6.11	$5.85	$4.62	$5.44	$5.36
Selected Operating Data:
Interest income.............................................................	$19,510	$18,647	$17,649	$13,078	$13,625
Interest expense...........................................................	3,325	2,872	3,149	3,520	4,318
Net interest income before provision for loan losses...	16,185	15,775	14,500	9,558	9,307
Provision for loan losses..............................................	610	1,132	645	640	1,082
Net interest income after provision for loan losses.....	15,575	14,643	13,855	8,918	8,225
Non-interest income.....................................................	1,155	1,007	739	1,115	1,541
Merger related costs.....................................................	-	-	1,534	484	-
Non-interest expense...................................................	13,683	13,227	12,831	8,796	9,696
Income before tax (benefit) expense.............................	3,047	2,423	229	753	70
Federal income tax (benefit) expense...........................	935	(4,502)	33	-	-
Net income...................................................................	$2,112	$6,925	$196	$753	$70
Preferred stock dividends, including net amortization.	801	579	532	532	532
Income (loss) to common shareholders........................	$1,311	$6,346	$(336)	$221	$(462)
Income (loss) per common share:
Basic.............................................................................	$0.20	$0.98	$(0.06)	$0.07	$(0.15)
Diluted.........................................................................	$0.20	$0.98	$(0.06)	$0.07	$(0.15)
Cash dividends per common share...............................	$-	$-	$-	$-	$-
Return on average assets..............................................	0.44%	1.56%	0.05%	0.27%	0.02%
Return on average shareholders' equity........................	4.11%	15.16%	0.47%	2.70%	0.26%
Average equity to average assets.................................	10.64%	10.28%	10.50%	10.07%	9.68%

(1)	See the discussion below entitled “GAAP versus Non-GAAP Presentation”.

GAAP versus Non-GAAP Presentation – The Corporation supplements its traditional GAAP measurements with an additional Non-GAAP measurement, Tangible Book Value Per Common Share.  As a result of merger transactions, intangible assets, consisting of goodwill and core deposit intangibles, were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist.  However, not all companies use the same calculation methods for the same non-GAAP measurements and therefore may not be comparable. The following table shows the adjustments made between the GAAP and NON-GAAP measurements:

GAAP Measurement	Calculation
Book Value Per Common Share	Total Shareholders’ Equity / Shares Outstanding

Non- GAAP Measurement	Calculation
Tangible Book Value Per Common Share	Total Shareholders’ Equity less Intangible Assets / Shares Outstanding

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations for the years ended December 31, 2015 and 2014, and its financial condition as of December 31, 2015 and 2014 and highlights material changes. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements, contained in this document, for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of First Priority Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions.

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

	As of December 31, and for the year ended December 31,
	2015	2014		2013	2012	2011
Total revenue (1)................	$17,340	$16,782		$15,239	$10,673	$10,848
Net income..........................	2,112	6,925	(2)	196	753	70
Total assets.........................	546,540	492,311		446,088	275,146	285,350
Total loans receivable.......	409,153	375,222		335,737	244,275	240,115
Total deposits.....................	408,687	378,209		357,420	233,043	245,736

_____________________

(1)	Total revenue equals net interest income plus non-interest income.
(2)	Net income in 2014 includes a tax benefit of $4.50 million resulting from the reversal of the valuation allowance on net deferred tax assets.

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

There are risks inherent in all loans, and First Priority maintains an allowance for loan losses to absorb potential losses on existing loans that may become uncollectible. This allowance is maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process, as well as several tables describing the allowance for loan losses is included herein.

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

See the Allowance for Loan Losses sections related to Balance Sheet Review as of December 31, 2015 and December 31, 2014 for more information.

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

Income Taxes. Deferred taxes are provided on the liability method whereby deferred tax assets (“DTA”) are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.

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

When determining the continuing need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance related to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized.  Management has determined that the DTA will be realized and does not maintain a valuation allowance.

Stock Based Compensation. Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on management’s assumptions.  Therefore value of restricted stock awards is determined based on the estimated fair value of the shares at the date of the award.

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

Results of Operations Comparative Summary

Shown in the table below are the reported results of operations as well as the increase (decrease) for the respective periods.

	For the year ended December 31,		Increase (decrease)	% Change
	2015	2014
(Dollars in thousands, except per share data):
Net interest income..................................................................	$ 16,185	$ 15,775	$ 410	2.6%
Non-interest income................................................................	1,155	1,007	148	14.7%
Total Revenue....................................................................	17,340	16,782	558	3.3%
Provision for loan losses........................................................	610	1,132	(522)	(46.1)%
Non-interest expenses............................................................	13,683	13,227	456	3.4%
Income before income tax (benefit) expense .................	3,047	2,423	624	25.8%
Federal income tax (benefit) expense ...................................	935	(4,502)	5,437
Net Income .........................................................................	$ 2,112	$ 6,925	$ (4,813)
Preferred dividends, including net warrant amortization...	801	579	222
Net Income to common shareholders.............................	$ 1,311	$ 6,346	$ (5,035)
Income per common share:
Basic....................................................................................	$ 0.20	$ 0.98
Diluted.................................................................................	$ 0.20	$ 0.98

Summary

For the year ended December 31, 2015, First Priority’s consolidated income before income taxes increased 26% to $3.05 million compared to $2.42 million for the same period of 2014.  Net income for the year ended December 31, 2015 totaled $2.11 million, or $0.20 per basic and diluted common share after preferred dividends totaling $801 thousand.  Net income for the year ended December 31, 2014, including a tax benefit totaling $4.50 million totaled $6.93 million, or $0.98 per basic and diluted common share after preferred dividends totaling $579 thousand paid during the period.  During the third quarter of 2014, the Company reversed the valuation allowance related to its net deferred tax asset and, accordingly, recognized a tax benefit in that quarter of $4.71 million.

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

The following table sets forth, for the years ended December 31, 2015 and 2014, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

 Analysis of Changes in Net Interest Income

	For the Year Ended December 31,						Net Change in Interest Income / Expenses
	2015			2014			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2015 vs. 2014	2015 vs. 2014
	(Dollars in thousands)
Interest-earning assets:
Loans receivable....................................	$387,814	$17,506	4.51%	$355,543	$16,936	4.76%	$570	3.4%
Taxable investment securities................	59,877	1,401	2.34%	62,280	1,469	2.36%	(68)	(4.6)%
Nontaxable investment securities..........	10,235	415	4.06%	2,569	104	4.05%	311	299.0%
Total investment securities................	70,112	1,816	2.59%	64,849	1,573	2.43%	243	15.4%
Deposits with banks and other (1).........	4,111	188	4.57%	6,312	138	2.19%	50	36.2%
Total interest-earning assets...............	462,037	19,510	4.22%	426,704	18,647	4.37%	863	4.6%
Non-interest-earning assets (1)..............	20,525			17,805
TOTAL ASSETS	$482,562			$444,509
Interest-bearing liabilities:
Demand, interest-bearing.......................	$32,938	75	0.23%	$39,857	98	0.25%	$(23)	(23.5)%
Money market and savings....................	95,216	312	0.33%	100,239	326	0.33%	(14)	(4.3)%
Time deposits........................................	206,147	2,598	1.26%	165,321	2,252	1.36%	346	15.4%
Borrowed funds......................................	47,438	340	0.72%	43,725	196	0.45%	144	73.5%
Total interest-bearing liabilities..........	381,739	3,325	0.87%	349,142	2,872	0.82%	453	15.8%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits..	47,899			48,110
Other liabilities......................................	1,561			1,581
Shareholders’ equity	51,363			45,676
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$482,562			$444,509
Net interest income/rate spread.............		$16,185	3.35%		$15,775	3.55%	$410	2.6%
Net interest margin...............................			3.50%			3.70%
(1)	Interest income includes dividends from restricted investments in Bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Year Ended
	December 31, 2015 vs. 2014
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable...............................	$ 1,486	$ (916)	$ 570
Taxable investment securities...........	(56)	(12)	(68)
Nontaxable investment securities.....	311	-	311
Total investment securities...........	255	(12)	243
Deposits with banks and other........	(61)	111	50
Total interest earning assets..........	1,680	(817)	863
Interest expense:
Demand, interest-bearing..................	(16)	(7)	(23)
Money market and savings..............	(16)	2	(14)
Time deposits...................................	524	(178)	346
Borrowed funds................................	18	126	144
Total interest bearing liabilities.....	510	(57)	453
Change in net interest income..........	$ 1,170	$ (760)	$ 410

For the year ended December 31, 2015, net interest income increased 2.60%, or $410 thousand, to $16.19 million compared to $15.78 million for the same period in 2014. Net interest margin declined 20 basis points from 3.70% for the year ended December 31, 2014 to 3.50% for the same period in 2015. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, declined 20 basis points from 3.55% for the year ended December 31, 2014 to 3.35% for the same period in 2015. When comparing these periods, incremental growth of balances accounted for an increase of $1.17 million while the change in our relative rate structure resulted in a decline in net interest income of $760 thousand.

Average interest earning assets for the year ended December 31, 2015 increased $35.3 million, or 8.3%, including increases in average loans of $32.3 million, or 9.1%, and average investment balances of $5.3 million, or 8.1%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.68 million in interest income, $1.49 million provided from incremental loan balances and $194 thousand from investment securities, including deposits with banks. The average yield on earning assets declined 15 basis points in the current year compared to the prior year from 4.37% to 4.22%, which resulted in a decline of interest income between the periods of $817 thousand. Of this decline, $916 thousand was related to lower yields on loans partially offset by a net increase of $99 thousand related to investment securities, deposits with other banks and other investment income, including an increase of $72 thousand related to dividends paid on FHLB restricted stock outstanding during the period.

Average interest bearing liabilities increased $32.6 million, or 9.3%, in 2015. During this time, overall deposit balances increased $28.9 million, as time deposits grew $40.8 million, while interest bearing demand deposits decreased $6.9 million and money market and savings deposits decreased $5.0 million.  At the same time, borrowed funds increased $3.7 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $510 thousand. Additionally, the average rate on interest bearing liabilities increased 5 basis points from 0.82% for the year ended December 31, 2014 to 0.87% in the current year; however, due to the changing mix among products, interest expense related to average rates on interest bearing liabilities declined by $57 thousand when comparing the two years.

As of December 31, 2015 and 2014, First Priority’s balance sheet was moderately liability sensitive, which suggests that First Priority would experience moderate net interest margin compression in a rising interest rate environment.

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

The provision for loan losses was $610 thousand in 2015 compared to $1.13 million for 2014. The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $33.9 million during the year ended December 31, 2015 and $39.5 million during 2014. Net charge-offs for the years ended December 31, 2015 and 2014, totaled $128 thousand and $1.09 million, respectively.  2014 included a charge-off of $513 thousand related to a non-performing commercial line of credit, resulting from an updated appraisal value indicating a shortfall in the collateral position.  The allowance for loan losses was $2.8 million and $2.3 million as of December 31, 2015 and 2014, respectively, which represented 0.68% and 0.62% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the year ended December 31, 2015, the Company recorded a provision for loan losses totaling $230 thousand related to acquired loans, of which $127 thousand related to net charge-offs on non-credit impaired purchased loans while charge-offs related to acquired loans which were initially considered credit impaired loans as of the acquisition date were $73 thousand.  As of December 31, 2015, there was $30 thousand specifically designated within the Company’s allowance for loan losses related to acquired loans.

During the year ended December 31, 2014, the Company recorded a provision for loan losses totaling $425 thousand related to acquired loans. There were charge-offs recorded during 2014 totaling $250 thousand related to loans that were initially considered credit impaired loans as of the acquisition date while net charge-offs on non-credit impaired purchased loans totaled $175 thousand during 2014.  As of December 31, 2014, there were no loans for which any portion of the Company’s allowance for loan losses was specifically designated to acquired loans

Non-Interest Income

For the year ended December 31, 2015, non-interest income totaled $1.16 million compared to $1.01 million for the same period in 2014, an increase of $148 thousand, or 14.7%. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gain (losses) from the sale of investment securities, and other fees which First Priority Bank collects from its banking customers. In the current year, there were $259 thousand in gains from the sale of investment securities available for sale while gains of $51 thousand were realized in 2014.

Components of non-interest income are shown in the table below:

	For the year ended		Net Change	% Change
	December 31,		2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income..............	$ 441	$ 513	$ (72)	(14.0)%
Service charges on deposits....................	143	110	33	30.0
Other branch fees....................................	179	189	(10)	(5.3)
Loan related fees.....................................	35	28	7	25.0
Gains on sales of investment securities..	259	51	208	407.8
Bank owned life insurance income..........	84	93	(9)	(9.7)
Other.......................................................	14	23	(9)	(39.1)
Total Non-Interest Income.....................	$ 1,155	$ 1,007	$ 148	14.7%

Non-Interest Expenses

Non-interest expenses were $13.68 million in 2015 compared to $13.23 million for the same period in the prior year, an increase of $456 thousand, or 3.4%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended		Net Change	% Change
	December 31,		2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits.................................	$ 7,581	$ 7,040	$ 541	7.7%
Occupancy and equipment.......................................	2,006	2,164	(158)	(7.3)
Data processing equipment and operations.............	880	867	13	1.5
Professional fees.......................................................	684	835	(151)	(18.1)
Marketing, advertising and business development...	279	265	14	5.3
FDIC insurance assessments....................................	352	319	33	10.3
Pennsylvania bank shares tax expense.....................	340	319	21	6.6
Other real estate owned costs..................................	362	166	196	118.1
Other........................................................................	1,199	1,252	(53)	(4.2)
Total Non-Interest Expenses...................................	$ 13,683	$ 13,227	$ 456	3.4%

Highlights of significant non-interest expenses items for the year ended, 2015 compared to the year ended, 2014

●

Salaries and employee benefits increased $541 thousand for the year ended December 31, 2015 compared to the prior year primarily due to increased staffing costs totaling $300 thousand, primarily related to enhancing business development opportunities throughout our markets, a higher level of performance based compensation, including stock based compensation costs, totaling $180 thousand when comparing the two periods, and increased keyman life insurance expense of $41 thousand.

●

Occupancy and equipment costs declined $158 thousand, or 7.3%, due to the closing of the Reading and Towamencin office locations, renegotiation of a branch lease and lower depreciation and equipment maintenance costs.

●	Data processing equipment and operations increased $13 thousand, or 1.5%.
●

Professional fees decreased $151 thousand, or 18.1% for the year ended December 31, 2015 compared to the same period in 2014 related to staff search fees of $93 thousand incurred in 2014 and lower legal costs of $96 thousand between the periods, partially offset by $31 thousand related to investment portfolio management services.

●

Marketing, advertising and business development expenses increase $14 thousand, or 5.3%.  During 2015, the Company initiated marketing campaigns to enhance brand awareness, including radio and billboard advertising and inclusion in CBS’s PopeCast focused around the Pope’s visit to Philadelphia.

●

FDIC insurance assessments increased $33 thousand, or 10.3%, and Pennsylvania bank shares tax expense increased $21 thousand, or 6.6%, in 2015 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank.

●

Other real estate owned costs increased by $196 thousand in 2015 compared to the prior year. In the current year, the Company recorded incremental charges to reduce the outstanding values of existing properties based on updated market value or liquidation cost estimates totaling $129 thousand.  Additionally, incremental costs totaling $94 thousand were paid related to sheriff costs, or real estate taxes, primarily to obtain clear title on properties to enable timely liquidation while ongoing maintenance and operating costs increased $68 thousand.  Partially offsetting these incremental costs was an increase in net gains recorded on disposition of properties totaling $19 thousand and a higher level of rental income from owned properties of $76 thousand.

●

Other expenses decreased $53 thousand for the year ended December 31, 2015 compared to the prior year. This decrease is related to an insurance claim cost incurred of $25 thousand and a fair value adjustment of $32 thousand based on an updated appraisal of a repossessed asset incurred during 2014.  Additionally, decreases in loan and deposit generation costs and postage expenses totaling $48 thousand were offset by one-time costs to close the Reading and Towamencin offices of $59 thousand during 2015.

Provision for Income Taxes

Income tax expense recorded in the year ended December 31, 2015 totaled $935 thousand.  The Company recognized a tax benefit in the Statement of Operations of $4.5 million for the year ended December 31, 2014, as a result of reversing the valuation allowance on the Company’s net deferred tax asset (“DTA”) during the third quarter of 2014, which established the net DTA position on the balance sheet of the Company.  Subsequent to the reversal of the valuation allowance, the Company records current tax expense in its Statement of Operations and reports earnings of the Company to its shareholders and regulators on an after tax basis.  The Company’s effective tax rate for the year ended December 31, 2015 was 30.7% which approximates the expected tax rate going forward.

The Company’s net operating loss (“NOL”) carryforwards totaled $7.9 million as of December 31, 2015, including acquired NOLs. First Priority had NOL carryforwards of $5.5 million at December 31, 2015, which expire in 2028 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.7 million at December 31, 2015, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $656 thousand remains available to reduce future federal income taxes as of December 31, 2015. This NOL is also subject to certain limitations and expires in 2026 through 2032 if not fully utilized.

Financial Condition as of December 31, 2015 and December 31, 2014

Balance Sheet Review

	For the year ended		Net Change	% Change
	December 31,		2015 vs.	2015 vs.
	2015	2014	2014	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents............................	$ 5,909	$ 7,866	$ (1,957)	-24.9%
Investment securities...................................	114,590	91,513	23,077	25.2%
Loans............................................................	409,153	375,222	33,931	9.0%
Total earning assets...................................	529,652	474,601	55,051	11.6%

Allowance for loan losses............................	(2,795)	(2,313)	(482)	20.8%
Restricted investments in bank stocks.........	3,368	2,984	384	12.9%
Premises and equipment, net.......................	2,033	2,369	(336)	-14.2%
Bank owned life insurance...........................	3,178	3,093	85	2.7%
Other real estate owned...............................	1,633	1,257	376	29.9%
Deferred income tax assets, net....................	3,543	4,541	(998)	-22.0%
Goodwill and other identifiable intangibles..	3,035	3,122	(87)	-2.8%
Other assets.................................................	2,893	2,657	236	8.9%
Total assets...............................................	$ 546,540	$ 492,311	$ 54,229	11.0%

Liabilities
Deposits.......................................................	$ 408,687	$ 378,209	$ 30,478	8.1%
Borrowed funds...........................................	83,926	62,472	21,454	34.3%
Other liabilities.............................................	1,836	1,419	417	29.4%
Total liabilities..........................................	494,449	442,100	52,349	11.8%
Equity
Total shareholders' equity............................	52,091	50,211	1,880	3.7%
Total liabilities and shareholders' equity......	$ 546,540	$ 492,311	$ 54,229	11.0%

Total assets at December 31, 2015 were $546.5 million, representing an increase of $54.2 million, or 11.0%, when compared to total assets of $492.3 million at December 31, 2014. Total assets at December 31, 2015 consisted principally of earning assets which includes loans outstanding of $409.2 million, investment securities of $114.6 million and cash and cash equivalents of $5.9 million. At December 31, 2014, earning assets consisted of loans outstanding of $375.2 million, investment securities of $91.5 million and cash and cash equivalents of $7.9 million.

Deposits totaled $408.7 million at December 31, 2015 compared to $378.2 million at December 31, 2014, an increase of $30.5 million, or 8.1%. During 2015, increases in brokered time deposits of $38.7 million, retail time deposits of $1.6 million and NOW accounts of $4.1 million were offset by declines of $3.1 million in non-interest bearing demand accounts and $10.8 million in money market and savings deposit accounts.

Borrowings totaled $83.9 million at December 31, 2015 compared to $62.5 million at December 31, 2014, an increase of $21.5 million, or 34.3%. During the fourth quarter of 2015, First Priority Bank issued $9.5 million of ten year Tier 2 qualifying subordinated term notes, or $9.2 million net of issuance costs. In addition, short-term borrowings increased $8.2 million and long-term FHLB borrowings increased $4.0 million.

Shareholders’ equity at December 31, 2015 was $52.1 million, representing an increase of $1.9 million from $50.2 million at December 31, 2014. The enhanced capital position is attributable to net income of $2.1 million for the year ended December 31, 2015, market volatility related to the investment securities portfolio resulting in a net unrealized gain position totaling $242 thousand and the reclassification of stock compensation expense of $327 thousand. These increases were partially offset by preferred dividends declared of $801 thousand.

Investments

First Priority’s total investment portfolio was $114.6 million at December 31, 2015, compared to $91.5 million at December 31, 2014, an increase of $23.1 million, or 25.2%.  As of both December 31, 2015 and 2014, the investment portfolio included $50 million and $30 million of short-term investments, respectively, consisting of United States Treasury securities or Federal Home Loan Bank notes, which were purchased related to year-end tax planning strategies and subsequently matured in January of each respective following year.

During the second quarter of 2015, the Company purchased $10 million of ten year U.S. Treasury securities that were subsequently sold in the second half of the year due to favorable market conditions, which resulted in gains from sale of investments totaling $172 thousand.  An additional $15 million of investments, primarily state and municipal bonds were purchased during 2015.  Also, during 2015, three municipal bonds were sold totaling $1.5 million, which resulted in additional investment gains of $87 thousand, while maturities and other called securities totaled approximately $8 million during the year.

As of December 31, 2015 and 2014, investments totaling $94.7 million and $75.6 million, respectively, were classified as available for sale while $19.9 million and $16.0 million, respectively, were classified as held to maturity. Total investments accounted for 21.0% and 18.6% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, totaling $43 thousand as of December 31, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $315 thousand at December 31, 2015 compared to unrealized losses of $86 thousand at December 31, 2014. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at December 31, 2015 was comprised of federal agency securities (54%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (15%), obligations of states and political subdivisions (30%), and corporate and other debt securities (1%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2015 or 2014, respectively, and recorded no OTTI charges during either of the years ended December 31, 2015 or 2014.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2015. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of December 31, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$ 49,999	0.07%	$ 12,905	1.32%	$ -	—	$ -	—	$62,904	0.33%
Obligations of states and political subdivisions	253	1.01%	3,592	1.95%	688	2.91%	9,814	4.08%	14,347	3.42%
Federal agency mortgage backed securities	-	—	-	—	3,144	1.97%	13,894	2.11%	17,038	2.09%
Federal agency collateralized mortgage obligations	-	—	-	—	219	1.32%	127	2.96%	346	1.92%
Money market mutual fund	69	0.00%	-	—	-	—	-	—	69	0.00%
Total investments available for sale	$ 50,321	0.08%	$ 16,497	1.46%	$ 4,051	2.09%	$ 23,835	2.91%	$ 94,704	1.12%

	Securities Held to Maturity
	As of December 31, 2015
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$ -	-	$ 386	5.80%	$ 1,293	3.80%	$ 17,726	4.34%	$ 19,405	4.33%
Other debt securities........................	-	—	-	—	-	—	481	4.37%	481	4.37%
Total investments held to maturity	$ -	-	$ 386	5.80%	$ 1,293	3.80%	$ 18,207	4.34%	$ 19,886	4.33%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity as of each of the three years ended December 31, 2015, 2014 and 2013 are shown in the following table:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations...	$ 62,967	$ 62,904	$ 49,451	$ 49,276	$ 48,612	$ 48,061
Obligations of states and political subdivisions......................	13,964	14,347	4,902	4,871	8,321	7,821
Federal agency mortgage-backed securities...........................	17,042	17,038	20,233	20,351	20,908	20,554
Federal agency collateralized mortgage obligations...............	347	346	532	532	758	759
Other debt securities.............................................................	-	-	500	502	1,252	1,207
Money market mutual fund..................................................	69	69	25	25	234	234
Total investments available for sale...............................	$ 94,389	$ 94,704	$ 75,643	$ 75,557	$ 80,085	$ 78,636
Held To Maturity:
Obligations of states and political subdivisions......................	$ 19,405	$ 19,955	$ 15,475	$ 16,027	$ 10,963	$ 10,268
Other debt securities.............................................................	481	491	481	517	-	-
Total investments held to maturity................................	$ 19,886	$ 20,446	$ 15,956	$ 16,544	$ 10,963	$ 10,268

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both December 31, 2015 and 2014, First Priority Bank held $110 thousand in common stock of Atlantic Community Bankers Bank, Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.26 million and $2.87 million as of December 31, 2015 and 2014, respectively. The increase in investments is attributable to the incremental investment required to support increased borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2015, total loans were $409.2 million, representing an increase of $34.0 million, or 9.1%, from total loans outstanding of $375.2 million at December 31, 2014. During the year ended December 31, 2015, loan growth included new organic loan production of approximately $68 million while loan payoffs combined with normal principal payments totaled $44 million. Also included in the current year loan growth is $9.8 million from the purchase of performing residential real estate loans located in western Pennsylvania which were underwritten using similar underwriting standards as the Bank uses for its organic portfolio. The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2015:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
(In thousands, except percentage data):
Commercial & Industrial.............	$ 74,470	18%	$ 75,412	20%	$ 76,659	23%	$ 62,366	26%	$ 58,741	24%
Commercial Mortgage................	179,365	44%	168,969	45%	149,492	45%	93,775	38%	82,190	34%
Commercial Construction...........	13,466	3%	6,497	2%	4,373	1%	4,112	2%	4,494	2%
Total Commercial..................	267,301	65%	250,878	67%	230,524	69%	160,253	66%	145,425	60%

Residential Mortgage..................	101,185	25%	80,134	21%	56,979	17%	49,354	20%	57,263	24%
Home Equity Lines.....................	24,762	6%	27,902	8%	29,263	9%	20,654	8%	20,945	9%
Other Consumer.........................	15,915	4%	16,378	4%	19,317	6%	14,298	6%	16,685	7%
Total Consumer......................	40,677	10%	44,280	12%	48,580	14%	34,952	14%	37,630	16%

Total Loans.............................	409,163	100%	375,292	100%	336,083	100%	244,559	100%	240,318	100%
Net deferred loan (fees) or costs.	(10)	0%	(70)	-	(346)	-	(284)	-	(203)	-
Total........................................	$ 409,153	100%	$ 375,222	100%	$ 335,737	100%	$ 244,275	100%	$ 240,115	100%

        Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2015, commercial mortgage loans totaled $179.4 million, consisting of $121.3 million of loans to finance commercial business properties of which 60% are owner occupied; $17.3 million to finance and are secured by multifamily properties; $36.2 million secured by 1-4 family residential dwelling properties for business purposes; and $4.6 million for other purposes. In addition, as of December 31, 2015, loans to lessors of non-residential buildings totaled $74.1 million, which is included in commercial mortgage loans; of this amount, $35.4 million, or 48% of these loans are related to owner occupied buildings.

As of December 31, 2014, total commercial mortgage loans of $169.0 million, consisting of $115.8 million of loans to finance commercial business properties, of which 60% are owner occupied, $15.4 million to finance, and are secured by, multifamily properties, $31.4 million secured by 1-4 family residential dwelling properties for business purposes, and $6.4 million for other purposes. In addition, as of December 31, 2014, loans to lessors of non-residential buildings totaled $69.5 million, which is included in commercial mortgage loans; of this amount, $33.7 million, or 48% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. First Priority Bank monitors these two ratios, which as of December 31, 2015, totaled 36% and 182% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2015 and 2014.

	At December 31, 2015
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 44,763	$ 23,927	$ 5,780	$ 74,470
Commercial Mortgage.............................................	20,638	106,747	51,980	179,365
Commercial Construction.......................................	6,710	5,315	1,441	13,466
Residential Mortgage Loans....................................	7,195	11,412	82,578	101,185
Home Equity Lines of Credit..................................	2,811	16,864	5,087	24,762
Other Consumer......................................................	9,942	3,804	2,169	15,915
Total Loans.........................................................	$ 92,059	$ 168,069	$ 149,035	$ 409,163

Percentage composition of maturity.......................	23%	41%	36%	100%

Loans with fixed predetermined interest rates........	$ 37,259	$ 122,802	$ 60,505	$ 220,566
Loans with variable or floating interest rates (1)....	54,800	45,267	88,530	188,597
Total Loans.........................................................	$ 92,059	$ 168,069	$ 149,035	$ 409,163

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

	At December 31, 2014
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 41,149	$ 25,428	$ 8,835	$ 75,412
Commercial Mortgage.............................................	17,740	97,582	53,647	168,969
Commercial Construction.......................................	3,732	1,987	778	6,497
Residential Mortgage Loans....................................	8,315	7,259	64,560	80,134
Home Equity Lines of Credit..................................	2,398	17,058	8,446	27,902
Other Consumer......................................................	8,848	4,664	2,866	16,378
Total Loans.........................................................	$ 82,182	$ 153,978	$ 139,132	$ 375,292

Percentage composition of maturity.......................	22%	41%	37%	100%

Loans with fixed predetermined interest rates........	$ 29,813	$ 109,854	$ 48,216	$ 187,883
Loans with variable or floating interest rates (1)....	52,369	44,124	90,916	187,409
Total Loans.........................................................	$ 82,182	$ 153,978	$ 139,132	$ 375,292

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

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

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest...............................	$-	$70	$-	$-	$-
Non-accrual loans..............................................................................................	1,933	4,484	4,276	4,093	6,816
Total non-performing loans (1)......................................................................	1,933	4,554	4,276	4,093	6,816

Other real estate owned.....................................................................................	1,633	1,257	914	184	230
Repossessed assets (2)......................................................................................	-	42	75	-	89
Total non-performing assets (3).....................................................................	3,566	5,853	5,265	4,277	7,135

Performing troubled debt restructurings (4)......................................................	2,638	2,132	974	4,279	-
Total non-performing assets and performing troubled debt restructurings....	$6,204	$7,985	$6,239	$8,556	$7,135

Non-performing loans as a percentage of total loans........................................	0.47%	1.21%	1.27%	1.68%	2.84%
Non-performing assets as a percentage of total assets......................................	0.65%	1.19%	1.18%	1.55%	2.50%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.14%	1.62%	1.40%	3.11%	2.50%
Ratio of allowance to non-performing loans at end of period...........................	145%	51%	53%	60%	36%
Ratio of allowance to non-performing assets at end of period..........................	78%	40%	43%	58%	35%
Allowance for loan losses as a percentage of total loans...................................	0.68%	0.62%	0.68%	1.01%	1.03%

_____________________

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.

(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $1.9 million at December 31, 2015, a decline of $2.7 million from the $4.6 million at December 31, 2014. This decrease consisted of payments or payoffs totaling $1.7 million on existing non-performing loans, two loans totaling $224 thousand which were restored to performing based on improving financial positions of the borrowers, another loan of $70 thousand, previously reported as past due 90 days or more, which was paid current, and two non-performing loans totaling $35 thousand that were charged-off during this period.  Six loan relationships with balances totaling $776 thousand were transferred to other real estate owned.  Additionally, there were four new non-performing loans identified in 2015 totaling $280 thousand. Total non-performing loans as a percentage of total loans at December 31, 2015 was 0.47%, down from 1.21% at December 31, 2014. Other real estate owned totaled $1.6 million at December 31, 2015 compared to $1.3 million at December 31, 2014.  As of December 31, 2015 there were no repossessed assets.  Repossessed assets totaled $42 thousand at December 31, 2014. Nonperforming assets totaled $3.6 million, or 0.65% of total assets, as of December 31, 2015, compared to $5.9 million, or 1.19% of total assets as of December 31, 2014.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2015 and 2014, First Priority’s performing troubled debt restructurings totaled $2.6 million and $2.1 million, respectively.

First Priority Bank’s management continues to monitor and explore potential options and remedial actions to recover First Priority Bank’s investment in non-performing loans. According to policy, First Priority Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

First Priority Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of non-performing loans. As of December 31, 2015 and 2014, loans past due 30 to 89 days and still accruing totaled $1.0 million and $986 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.73% and 1.48%, respectively, of total loans outstanding.

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

First Priority uses a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of potential losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Additions to the allowance are made by provisions charged to expense, and the allowance is reduced by net charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at the beginning of period...................................	$ 2,313	$ 2,273	$ 2,460	$ 2,470	$ 2,261
Charge-offs:
Commercial and Industrial.........................................	46	137	339	450	544
Commercial Mortgage................................................	149	169	188	32	-
Residential Mortgage Loans......................................	15	194	14	-	-
Home equity lines of credit.......................................	12	603	332	190	259
Other consumer loans................................................	38	89	21	-	72
Total loans charged off....................................................	260	1,192	894	672	875
Recoveries:
Commercial and Industrial.........................................	13	58	35	3	2
Commercial Construction..........................................	-	10	-	-	-
Residential Mortgage Loans......................................	-	-	7	-	-
Home equity lines of credit.......................................	103	17	5	-	-
Other consumer loans................................................	16	15	15	19	-
Total recoveries...............................................................	132	100	62	22	2
Net loans charged off.......................................................	128	1,092	832	650	873
Provision charged to operations......................................	610	1,132	645	640	1,082
Balance at end of period..................................................	$ 2,795	$ 2,313	$ 2,273	$ 2,460	$ 2,470
Average loans (1).............................................................	$ 387,814	$ 355,543	$ 318,240	$ 242,083	$ 238,456

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.03%	0.31%	0.26%	0.27%	0.37%
Allowance for loan losses as a percentage of total loans.	0.68%	0.62%	0.68%	1.01%	1.03%
Allowance for loan losses as a percentage of non-acquired loans	0.72%	0.67%	0.79%	1.01%	1.03%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.8 million and $2.3 million as of December 31, 2015 and 2014, respectively, which represented 0.68% and 0.62% of total loans outstanding at each respective date. As of December 31, 2015 and 2014, the unamortized portion of the general credit fair value adjustment totaled $174 thousand and $509 thousand, respectively, and the specific credit market valuation adjustment totaled $362 thousand and $443 thousand as of December 31, 2015 and 2014, respectively. Additionally, as of December 31, 2015 and 2014 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $536 thousand and $952 thousand, respectively, and the allowance for loan losses of $2.8 million and $2.3 million, respectively, or a total of $3.3 million for both periods, would equate to 0.81% and 0.87% of total loans outstanding as of each respective period. Net charge-offs recorded totaled $128 thousand for the year ended December 31, 2015, compared to $1.1 million for the same period in 2014.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$ 631	18%	$ 788	20%	$ 445	23%	$ 566	26%	$ 1,404	24%
Commercial Mortgage	831	44%	468	45%	452	45%	559	38%	198	34%
Commercial Construction	56	3%	26	2%	12	1%	31	2%	10	2%
Residential Mortgage Loans	259	25%	159	21%	149	17%	176	20%	190	24%
Home Equity Lines of Credit	167	6%	270	8%	177	8%	89	8%	94	9%
Other Consumer Loans	84	4%	87	4%	67	6%	41	6%	34	7%
Total Allocated	2,028	100%	1,798	100%	1,302	100%	1,462	100%	1,930	100%
Unallocated	767		515		971		998		540
TOTAL	$ 2,795		$ 2,313		$ 2,273		$ 2,460		$ 2,470

_____________________

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $452 thousand has been provided on impaired loans of $4.6 million at December 31, 2015 compared to a specific allocation of $166 thousand related to $6.6 million of impaired loans at December 31, 2014.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 42 basis points of gross loans, depending on individual ratings applied.   The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment.

The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $1.6 million as of both December 31, 2015 and 2014, respectively.  When comparing these periods, the inherent increase resulting from a higher level of outstanding loans was offset by a decline due to lower historical loss factors.  This decline in loss factors, when comparing each period’s trailing four year historical losses, resulted from relative lower losses incurred in the 2015 compared to higher losses incurred during the financial crisis in 2011, the initial year used to determine the 2014 loss factors.

An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of December 31, 2015, management believes that the allowance for loan losses of $2.8 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2015, these loans totaled $74.1 million and $58.4 million, respectively, or 18.1% and 14.3%, respectively, of the total loans outstanding. As of December 31, 2014, these same classifications of loans totaled $69.5 million and $54.7 million, respectively, or 18.5% and 14.6%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $408.7 million at December 31, 2015 compared to $378.2 million at December 31, 2014, representing an increase of $30.5 million, or 8.1%. During 2015, increases in brokered time deposits of $38.7 million, retail time deposits of $1.6 million and NOW accounts of $4.1 million were offset by declines of $3.1 million in non-interest bearing demand accounts and $10.8 million in money market and savings deposit accounts.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. First Priority Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2015 and December 31, 2014, brokered deposits totaled $113.3 million and $74.6 million, respectively. The guidelines governing First Priority Bank’s participation in the brokered CD market are included in First Priority Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. First Priority Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of First Priority’s deposits and the average rates paid on deposits for the three years ended December 31, 2015.

	For the year ended December 31,
	2015		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing..............	$ 47,899		$ 48,110		$ 37,642
Demand, interest-bearing......................	32,938	0.23%	39,857	0.25%	40,500	0.27%
Money market and savings deposits..	95,216	0.33%	100,239	0.33%	98,942	0.39%
Time deposits.........................................	206,147	1.26%	165,321	1.36%	152,844	1.63%
Total interest-bearing deposits............	334,301	0.89%	305,417	0.88%	292,286	1.02%
Total deposits.........................................	$ 382,200		$ 353,527		$ 329,928

The maturity distribution of time deposits of $100,000 or more as of December 31, 2015, is as follows:

December 31,
2015
(Dollars in thousands)
Three Months or Less..............................	$ 3,977
Over Three Through Six Months............	19,921
Over Six Through Twelve Months.........	9,783
Over Twelve Months................................	22,457
TOTAL........................................................	$ 56,138

Short-Term Borrowed Funds

At December 31, 2015, First Priority had short-term borrowings totaling $59.7 million, compared to $51.5 million at December 31, 2014. Short-term borrowings consisted of advances from the FHLB as of each of these periods. The increase in short-term borrowings resulted primarily from net funding requirements of growth in earning assets in conjunction with slower growth in deposit balances.  Advances from the FHLB at December 31, 2015 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2015 and 2014. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	2015	2014
	(Dollars in thousands)
Federal funds purchased:
Balance at year end........................................	$-	$-
Weighted average rate at year end.............	-	-
Maximum month-end balance......................	$-	$609
Average daily balance during the year.......	$28	$38
Weighted average rate during the year......	0.51%	0.51%

FHLB short-term borrowings:
Balance at year end........................................	$59,725	$51,472
Weighted average rate at year end.............	0.45%	0.30%
Maximum month-end balance......................	$63,208	$51,572
Average daily balance during the year.......	$33,297	$32,687
Weighted average rate during the year......	0.36%	0.30%
Long-Term Debt

Long term debt totaled $15.0 million as of December 31, 2015 and $11.0 million as of December 31, 2014. These borrowings consisted of advances from the FHLB with a weighted average interest rate of 1.09% and 0.88%, respectively, as of each of these dates and an average remaining life of 1.9 years and 2.2 years for each respective period.  Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on qualifying mortgages within First Priority Bank’s loan portfolio. Balances of FHLB long-term debt averaged $12.9 million for the year ended December 31, 2015 and $11.0 million during the same period in 2014 with an average rate of 1.00% in 2015 and 0.89% for the same period in 2014. The maximum month end balance of these borrowings was $16.0 million and $11.0 million for the year ended December 31, 2015 and 2014, respectively.

Subordinated Debt

On November 13, 2015, First Priority Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs. The Notes have a maturity date of November 30, 2025, and bears interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the maturity date.  Upon receipt of regulatory approvals in December 2015, First Priority Bank distributed $6.0 million of the proceeds from the subordinated note issuance to First Priority, and subsequently, in January 2016, First Priority utilized the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, which was originally issued to the United States Department of the Treasury during 2009 as part of the TARP Capital Purchase Program (“TARP CPP”), at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.  First Priority Bank will utilize the remainder of the issuance for general corporate purposes.  The distribution from First Priority Bank to First Priority received all required approvals, including from the Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities.

The ongoing financial benefit related to specifically utilizing $6.0 million of the subordinated debt issuance to redeem a like amount of preferred stock will increase income to common shareholders by $263 thousand on an annualized basis going forward.  Dividends paid on preferred stock, calculated using a 9% dividend rate, will decline by $540 thousand annually after $6 million of the preferred stock is redeemed.  Incremental interest expense, based on the subordinated debt interest rate of 7.0%, totals $420 thousand annually; however, this expense is tax deductible resulting in an income tax benefit of $143 thousand.

Capital Resources

Shareholders’ equity at December 31, 2015 was $52.1 million, representing an increase of $1.9 million from $50.2 million at December 31, 2014. The enhanced capital position is attributable to net income of $2.1 million for the year ended December 31, 2015, market volatility related to the investment securities portfolio resulting in a net unrealized gain position totaling $242 thousand and the reclassification of stock compensation expense of $327 thousand.  These increases were partially offset by preferred dividends declared of $801 thousand.

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

As noted in the Subordinated Debt section above, in January 2016, First Priority utilized $6 million of the proceeds received from the issuance of Tier 2 qualifying subordinated debt to redeem 6,000 shares of the Company’s outstanding preferred stock.  This redemption consisted of all outstanding shares of Series A and Series B, and 1,192 shares of the Series C preferred stock, which were redeemed on a pro rata basis, which subsequently leaves 3,404 shares of Series C outstanding.  This redemption will also reduce the total amount of shareholders’ equity reported by the amount of the redemption.

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

Quantitative measures established by regulation to ensure capital adequacy require First Priority Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and First Priority Bank at December 31, 2015 and 2014.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  First Priority Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of December 31, 2015	As of December 31, 2014	For Capital Adequacy Purposes	To Be Considered "Well-Capitalized"	As of December 31, 2015	As of December 31, 2014

Total risk-based capital	13.08%	13.03%	8.00%	10.00%	12.98%	12.87%
Tier 1 risk-based capital	10.07%	12.36%	6.00%	8.00%	9.97%	12.20%
Tier 1 common equity capital	9.60%	N/A	4.50%	6.50%	9.97%	N/A
Tier 1 leverage capital	8.19%	9.46%	4.00%	5.00%	8.11%	9.34%

The ratios shown above, for both the Company and the Bank, include the impact related to the $9.5 million issuance of Tier 2 qualifying subordinated debt noted above as well as the subsequent distribution from the Bank to the Holding Company of $6 million related to the redemption of the Bank’s common stock, which resulted in a reduction of Tier 1 capital at the Bank.  Additionally, the regulatory capital utilized to calculate the consolidated ratios shown above does not include the $6 million of preferred stock which was redeemed in January 2016 due to the short-term commitment to redeem this capital.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2015. As of December 31, 2015, the Bank and the Company were in compliance with the new requirements. See Note 18 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2015.

	At or for the years ended
	December 31,
	2015	2014	2013	2012	2011
Return on average assets...........................	0.44%	1.56%	0.05%	0.27%	0.02%
Return on average equity...........................	4.11%	15.16%	0.47%	2.70%	0.26%
Average equity to average assets ratio...	10.64%	10.28%	10.50%	10.07%	9.68%

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

At December 31, 2015 and 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $97.8 million and $83.2 million, respectively. In addition, as of each of these dates, there were $711 thousand and $349 million of performance standby letters of credit outstanding, respectively, and $1.1 million of financial standby letters of credit as of each respective date.

In addition, as of December 31, 2014 the Bank pledged $214 thousand of deposit balances at a correspondent bank to support a letter of credit with a balance of $149 thousand, issued by the correspondent on behalf of a customer of the Bank. This transaction was fully secured by the customer through a pledge of the customer’s deposits at the Bank.  During 2015, First Priority Bank issued a letter of credit directly to the customer in relation to this transaction.

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

Wholesale funding sources utilized by First Priority Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At December 31, 2015, wholesale funding sources totaled $188.0 million and were comprised of $113.3 million of brokered certificates of deposit and $74.7 million of FHLB advances. At December 31, 2014, wholesale funding sources totaled $137.1 million and were comprised of $74.6 million of brokered certificates of deposit and $62.5 million FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of First Priority Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it may also provide the most effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits, which can be redeemed early by the depositor at lower than market rate penalties.

As of December 31, 2015 and 2014, First Priority Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At December 31, 2015 and 2014, First Priority Bank had a total borrowing capacity with the FHLB of $169 million and $144 million, respectively, with advances outstanding against this capacity of $74.7 million and $62.5 million, respectively.

Short term liquid assets at December 31, 2015 totaled $52.4 million and were comprised of $2.4 million of interest bearing deposits held at correspondent banks and $50 million of investment securities available for sale due within 30 days.  Short term liquid assets at December 31, 2014 totaled $32.8 million and were comprised of $2.8 million of interest bearing deposits held at correspondent banks and $30 million of investment securities due within 30 days.

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

At December 31, 2015, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest-bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2015, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

	Interest Rate Sensitivity Report
	As of December 31, 2015
	(Dollars in thousands)
	1-90	91-365	1-5	5 years
	days	days	years	and over	Total
Interest-Sensitive Assets
Interest-bearing deposits in banks....................................................	$2,376	$-	$-	$-	$2,376
Loans receivable................................................................................	39,491	88,418	241,193	40,051	409,153
Investment securities available for sale.............................................	50,782	2,381	30,072	11,469	94,704
Investment securities held to maturity.............................................	-	-	386	19,500	19,886
Total Interest Earning Assets.......................................................	$92,649	$90,799	$271,651	$71,020	$526,119

Cumulative Total...........................................................................	$92,649	$183,448	$455,099	$526,119
Interest-Sensitive Liabilities
Interest-bearing demand....................................................................	$2,871	$8,617	$24,894	$1,915	$38,297
Money Market and Savings accounts...............................................	11,565	33,329	41,268	4,534	90,696
Time deposits...................................................................................	24,268	77,237	131,840	13	233,358
Borrowed funds................................................................................	54,725	8,000	12,000	9,201	83,926
Total.................................................................................................	$93,429	$127,183	$210,002	$15,663	$446,277

Cumulative Total...........................................................................	$93,429	$220,612	$430,614	$446,277

Gap...................................................................................................	$(780)	$(36,384)	$61,649	$55,357

Cumulative gap.................................................................................	$(780)	$(37,164)	$24,485	$79,842

Interest-sensitive assets/interest-sensitive liabilities (cumulative)...	1.0	0.8	1.1	1.2

Cumulative Gap/total earning assets.................................................	-0.1%	-7.1%	4.7%	15.2%

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

The following table provides payments due by period for contractual obligations as of December 31, 2015.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through	through	through	Over 5
	Year	2 Years	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Certificates of deposit..............	$ 101,503	$ 60,635	$ 58,144	$ 13,057	$ 12	$ 233,351
Operating lease obligations.......	1,147	990	772	1,346	3,276	7,531
Subordinated debt.....................	-	-	-	-	9,500	9,500
Long-term debt.........................	3,000	7,000	3,000	2,000	-	15,000
Short-term borrowings..............	59,725	-	-	-	-	59,725
Accrued interest payable..........	450	-	-	-	-	450
Total.........................................	$ 165,825	$ 68,625	$ 61,916	$ 16,403	$ 12,788	$ 325,557

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

Malvern, Pennsylvania

We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the audit standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, Pennsylvania

March 25, 2016

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Cash and due from banks.....................................................................................................................	$ 3,533	$ 5,038
Interest-bearing deposits in banks.....................................................................................................	2,376	2,828
Total cash and cash equivalents...................................................................................................	5,909	7,866
Securities available for sale, at fair value (amortized cost: $94,389 and $75,643, respectively)..	94,704	75,557
Securities held to maturity, at amortized cost (fair value: $20,446 and $16,544, respectively)...	19,886	15,956
Loans receivable....................................................................................................................................	409,153	375,222
Less: allowance for loan losses...........................................................................................................	2,795	2,313
Net loans...........................................................................................................................................	406,358	372,909
Restricted investments in bank stocks...............................................................................................	3,368	2,984
Premises and equipment, net...............................................................................................................	2,033	2,369
Bank owned life insurance...................................................................................................................	3,178	3,093
Accrued interest receivable.................................................................................................................	1,623	1,511
Other real estate owned........................................................................................................................	1,633	1,257
Deferred taxes.........................................................................................................................................	3,543	4,541
Goodwill..................................................................................................................................................	2,725	2,725
Intangible assets with finite lives, net................................................................................................	310	397
Other assets............................................................................................................................................	1,270	1,146
Total Assets.....................................................................................................................................	$ 546,540	$ 492,311
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing.......................................................................................................................	$ 46,343	$ 49,462
Interest-bearing................................................................................................................................	362,344	328,747
Total deposits..................................................................................................................................	408,687	378,209
Federal Home Loan Bank of Pittsburgh advances...........................................................................	74,725	62,472
Subordinated debt.................................................................................................................................	9,201	-
Accrued interest payable.....................................................................................................................	450	356
Other liabilities.......................................................................................................................................	1,386	1,063
Total Liabilities...............................................................................................................................	494,449	442,100
Commitments and contingencies (Note 16).....................................................................................	-	-
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579.....................	4,579	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229............................	229	229
Series C: 9%(2015); 5%(2014); 4,596 shares issued and outstanding; liquidation value: $4,596	4,596	4,596
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2015: 6,492,194; 2014: 6,447,019	6,492	6,447
Surplus....................................................................................................................................................	40,327	40,045
Accumulated deficit..............................................................................................................................	(4,368)	(5,679)
Accumulated other comprehensive income (loss)...........................................................................	236	(6)
Total Shareholders’ Equity.................................................................................................................	52,091	50,211
Total Liabilities and Shareholders’ Equity......................................................................................	$ 546,540	$ 492,311

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the year ended December 31,
	2015	2014
Interest and Dividend Income
Loans receivable, including fees........................................................	$17,506	$16,936
Securities—taxable...............................................................................	1,401	1,469
Securities—exempt from federal taxes...............................................	415	104
Interest bearing deposits and other...................................................	188	138
Total Interest and Dividend Income...............................................	19,510	18,647
Interest Expense
Deposits.................................................................................................	2,985	2,676
Short-term borrowings.........................................................................	120	98
Long-term debt......................................................................................	129	98
Subordinated debt................................................................................	91	-
Total Interest Expense ......................................................................	3,325	2,872
Net Interest Income ..........................................................................	16,185	15,775
Provision for Loan Losses .....................................................................	610	1,132
Net Interest Income after Provision for Loan Losses ................	15,575	14,643
Non-Interest Income
Wealth management fee income.........................................................	441	513
Gains on sales of investment securities............................................	259	51
Bank owned life insurance income.....................................................	84	93
Other.......................................................................................................	371	350
Total Non-Interest Income ..............................................................	1,155	1,007
Non-Interest Expenses
Salaries and employee benefits...........................................................	7,581	7,040
Occupancy and equipment..................................................................	2,006	2,164
Data processing equipment and operations.....................................	880	867
Professional fees...................................................................................	684	835
Marketing, advertising, and business development.......................	279	265
FDIC insurance assessments..............................................................	352	319
Pennsylvania bank shares tax expense..............................................	340	319
Other real estate owned.......................................................................	362	166
Other.......................................................................................................	1,199	1,252
Total Non-Interest Expenses ...........................................................	13,683	13,227
Income before Income Tax Expense (Benefit) ..............................	3,047	2,423
Income Tax Expense (Benefit) ............................................................	935	(4,502)
Net Income..........................................................................................	$2,112	$6,925
Preferred dividends, including net amortization...............................	801	579
Income to Common Shareholders .................................................	$1,311	$6,346
Income per common share:
Basic .......................................................................................................	$0.20	$0.98
Diluted....................................................................................................	$0.20	$0.98
Weighted average common shares outstanding:
Basic........................................................................................................	6,469	6,443
Diluted....................................................................................................	6,538	6,457

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the year ended December 31,
	2015	2014
Net income	$ 2,112	$ 6,925
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale	660	1,414
Reclassification adjustment for realized gains included in net income	(259)	(51)
Tax effect	(137)	30
Net gains arising during the period	264	1,393
Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred	-	(137)
Amortization of net unrealized holding gains (losses) to income during the period	(34)	(39)
Tax effect	12	(26)
Net unrealized holding gains (losses) on securities transferred during the period	(22)	(202)
Total other comprehensive income	242	1,191
Total comprehensive income	$ 2,354	$ 8,116

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2015 and 2014

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2013	$9,395	$6,439	$39,780	$(12,025)	$(1,197)	$42,392
Preferred stock dividends	-	-	-	(570)	-	(570)
Net amortization on preferred stock	9	-	-	(9)	-	-
Issuance of 8,125 shares of restricted common stock, net of forfeitures	-	8	(8)	-	-	-
Net income	-	-	-	6,925	-	6,925
Other comprehensive income	-	-	-	-	1,191	1,191
Stock based compensation expense	-	-	273	-	-	273
Balance—December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	-	-	-	(801)	-	(801)
Issuance of 50,700 shares of restricted common stock	-	50	(50)	-	-	-
Forfeiture of 5,525 shares of restricted common stock	-	(5)	5	-	-	-
Net income	-	-	-	2,112	-	2,112
Other comprehensive income	-	-	-	-	242	242
Stock based compensation expense	-	-	327	-	-	327
Balance—December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net income....................................................................................................................	$2,112	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses............................................................................................	610	1,132
Write down of other real estate owned......................................................................	137	8
Depreciation and amortization..................................................................................	406	484
Net amortization (accretion)......................................................................................	286	(188)
Stock based compensation expense...........................................................................	328	273
Net gain on sale of investment securities...................................................................	(259)	(51)
Net gain on sale of other real estate owned and repossessed assets..........................	(58)	(29)
Net (gain) loss on disposal of premises and equipment............................................	52	(7)
Bank owned life insurance policy income.................................................................	(84)	(93)
Originations of loans held for sale.............................................................................	(1,194)	(1,951)
Proceeds from sale of loans held for sale...................................................................	1,194	1,951
Deferred income tax asset (benefit), net....................................................................	874	(4,538)
Increase in accrued interest receivable.......................................................................	(112)	(56)
Increase in other assets..............................................................................................	(166)	(227)
Increase in accrued interest payable..........................................................................	94	43
Increase (decrease) in other liabilities........................................................................	309	(265)
Net Cash Provided by Operating Activities...................................................	4,529	3,411
Cash Flows from Investing Activities
Net originations in loans............................................................................................	(25,227)	(27,019)
Purchase of loans.......................................................................................................	(9,799)	(14,986)
Purchases of securities available for sale...................................................................	(70,012)	(36,849)
Purchases of securities held to maturity....................................................................	(5,427)	(1,898)
Purchase of restricted bank stock..............................................................................	(384)	(253)
Proceeds from maturities or calls of securities available for sale...............................	40,311	35,664
Proceeds from maturities or calls of securities held to maturity...............................	890	515
Proceeds from the sale of securities available for sale...............................................	11,591	1,703
Proceeds from the sale of other real estate owned and repossessed assets...............	362	1,255
Purchases of premises and equipment.......................................................................	(125)	(334)
Proceeds from the sale of premises and equipment...................................................	4	10
Net purchase of bank owned life insurance...............................................................	-	(3,000)
Net Cash Used in Investing Activities............................................................	(57,816)	(45,192)
Cash Flows from Financing Activities
Net increase in deposits.............................................................................................	30,667	21,126
Net increase in short-term borrowings......................................................................	8,253	17,847
Payments on long-term borrowings...........................................................................	(1,000)	-
Proceeds from long-term borrowings.........................................................................	5,000	-
Proceeds from issuance of subordinated debt, net of issuance costs.........................	9,198	-
Cash dividends paid on preferred stock....................................................................	(788)	(574)
Net Cash Provided by Financing Activities....................................................	51,330	38,399
Net Decrease in Cash and Cash Equivalents................................................	(1,957)	(3,382)
Cash and Cash Equivalents—Beginning......................................................................	7,866	11,248
Cash and Cash Equivalents—Ending............................................................................	$5,909	$7,866
Supplementary Disclosures of Cash Flows Information
Noncash activity:.......................................................................................................
Transfer of available for sale securities to held to maturity securities................	$-	$3,704
Transfer of loans receivable to other real estate owned.......................................	$776	$1,561
Cash paid for interest on deposits and borrowings...................................................	$3,419	$3,166
Cash paid for income taxes........................................................................................	$62	$22

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

First Priority provides banking services through First Priority Bank and does not engage in any activities other than banking and related activities. As of December 31, 2015, First Priority had total assets of $546.5 million and total shareholders’ equity of $52.1 million.

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

First Priority Bank currently seeks deposits and commercial and private banking relationships through its eight banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management electronic banking and mobile products as well as online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes various advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the western and northwestern suburbs surrounding Philadelphia. Note 4 of the Notes to Consolidated Financial Statements discusses the types of securities in which the Company currently invests. Note 5 discusses the types of lending in which the Company engages. Although the Company intends to have a diversified loan portfolio, its debtors’ ability to honor their contracts will be influenced by the region’s economy. The Company does not have any significant concentrations to any one customer; Note 5 discusses lending concentrations to any one particular industry.

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

The Company is required to maintain cash reserves that are considered restrictions on cash and cash equivalents which consist of required reserves with the Federal Reserve Bank, related to our deposit liabilities. At December 31, 2015 and 2014, these reserve balances were $1.1 million and $1.3 million, respectively.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of December 31, 2015, there were three remaining acquired purchased credit impaired loans with a net recorded balance of $264 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of December 31, 2015, the net recorded balance of acquired loans resulting from the Affinity merger totaled $20.7 million, including a remaining interest rate fair value adjustment of $222 thousand offset by a remaining accretable credit discount of $174 thousand, both of which are being recognized into interest income over the remaining life of the loans.  Additionally, the Company purchased two portfolios of performing residential real estate loans during 2014 and 2015, both of which included loans within Pennsylvania and were underwritten using similar underwriting standards as it uses for its organic portfolio.  These combined portfolios totaled $21.9 million as of December 31, 2015 with remaining acquisition premiums of $428 thousand which will be recognized into interest income over the remaining life of the loans.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both December 31, 2015 and 2014, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The business assets financed through commercial and industrial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value ratio of not greater than 80% and vary in terms.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment in an acquisition or merger are recorded on acquisition date at fair value. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years beginning when the assets are placed in service. Buildings are depreciated from 15 to 20 years. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter, ranging from 3 to 15 years. Furniture, fixtures and equipment are depreciated from 5 to 10 years, automobiles are depreciated from 3 to 10 years and computer equipment and data processing software are depreciated from 2 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. The Company’s total matching contributions related to these plans resulted in expenses of $138 thousand and $130 thousand for the years ended December 31, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate that there may be impairment.   The company elects to perform a Step One Test impairment test on July 1st of each year, consisting of comparing the estimated fair value of the reporting unit to its book value of equity. Pursuant to ASC Topic 350-20, if the fair value of the reporting unit exceeds its book value, then the goodwill of the reporting unit is not considered impaired. However, if the book value of the reporting unit exceeds its fair value, there is potential for goodwill impairment and a Step Two Test analysis must be performed to determine the amount of the impairment loss. Based on the analysis completed, the fair value of the reporting unit, First Priority Bank, exceeded its book value as of July 1, 2015 and, therefore, a Step Two analysis was not required.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

The Company adopted guidance on accounting for uncertainty in income taxes as presented in FASB ASC 740-10. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2015 and December 31, 2014.

Earnings Per Common Share

Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares and participating securities (restricted stock) outstanding during the period. Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2015 and 2014, compensation expense related to outstanding stock options and restricted stock grants totaled $327 thousand and $273 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of operations. There was no tax benefit recognized related to this stock-based compensation.

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

Total reclassifications from accumulated other comprehensive income (loss) for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	December 31,
	2015	2014
	(Dollars in thousands)
Sale of investment securities available for sale	$ (259)	$ (51)	Gains on sale of investment securities
Amortization of unrealized holding gains on securities transferred from available for sale to held to maturity	(34)	(39)	Interest income on taxable securities
Tax effect	97	(9)	Federal income tax expense
Total reclassification	$ (196)	$ (99)

Accumulated other comprehensive income (loss) at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$208	$(57)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	28	51
Total	$236	$(6)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Note 2—Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Management does not believe the adoption of ASU 2014-09 will have a significant impact on the Company’s Consolidated Financial Statements but will continue to evaluate.

In January 2014, the FASB issued ASU 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. With the adoption of ASU 2014-04 we did not have a significant impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. With the adoption the Company did not have a material impact on the Consolidated Financial Statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods. Early application is permitted. The Company is currently assessing the impact the adoption of ASU 2016-01 will have on future financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessess. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock and net accretion/amortization related to the issuance of preferred stock to determine the net income to common shareholders. Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 195,193 shares as of December 31, 2015, and 320,113 shares as of December 31, 2014.

The calculations of basic and diluted earnings per common share are presented below for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
(In thousands, except per share information)
Net income.......................................................................................	$2,112	$6,925
Less: preferred stock dividends.......................................................	(801)	(570)
Less: net discount accretion on preferred stock .............................	-	(9)
Income to common shareholders.....................................................	$1,311	$6,346
Average basic common shares outstanding.....................................	6,469	6,443
Effect of dilutive stock options........................................................	69	14
Average number of common shares used to calculate diluted earnings per common share…………..…...	6,538	6,457
Basic earnings per common share...................................................	$0.20	$0.98
Diluted earnings per common share................................................	$0.20	$0.98

The amount of preferred stock dividends and the net accretion or amortization related to each series of preferred stock is presented below for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
	(Dollars in thousands)
Preferred dividends:
Preferred Series A...............................................................	$412	$320
Preferred Series B................................................................	21	20
Preferred Series C................................................................	368	230
Total preferred dividends ...................................................	$801	$570

Net accretion (amortization) on preferred stock:
Preferred Series A ..............................................................	$-	$(9)
Preferred Series B................................................................	-	2
Preferred Series C................................................................	-	(2)
Total net accretion (amortization) on preferred stock ……	$-	$(9)

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, totaling $28 thousand and $51 thousand as of December 31, 2015 and 2014, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 62,967	$ -	$ (63)	$ 62,904
Obligations of states and political subdivisions.....................................	13,964	398	(15)	14,347
Federal agency mortgage-backed securities...........................................	17,042	87	(91)	17,038
Federal agency collateralized mortgage obligations...............................	347	-	(1)	346
Money market mutual fund....................................................................	69	-	-	69
Total investment securities available for sale..................................	$ 94,389	$ 485	$ (170)	$ 94,704
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 19,405	$ 597	$ (47)	$ 19,955
Other debt securities.............................................................................	481	10	-	491
Total held to maturity.....................................................................	$ 19,886	$ 607	$ (47)	$ 20,446

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 49,451	$ 21	$ (196)	$ 49,276
Obligations of states and political subdivisions.....................................	4,902	8	(39)	4,871
Federal agency mortgage-backed securities...........................................	20,233	192	(74)	20,351
Federal agency collateralized mortgage obligations...............................	532	2	(2)	532
Other debt securities...............................................................................	500	2	-	502
Money market mutual fund....................................................................	25	-	-	25
Total investment securities available for sale..................................	$ 75,643	$ 225	$ (311)	$ 75,557
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 15,475	$ 564	$ (12)	$ 16,027
Other debt securities..............................................................................	481	36	-	517
Total held to maturity......................................................................	$ 15,956	$ 600	$ (12)	$ 16,544

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2015 and 2014.

	As of December 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 12,905	$ (63)	11	$ -	$ -	-	$ 12,905	$ (63)	11
Obligations of states and political subdivisions	2,780	(15)	7	-	-	-	2,780	(15)	7
Federal agency mortgage-backed securities	4,276	(46)	3	2,304	(45)	2	6,580	(91)	5
Federal agency collateralized mortgage obligations	220	(1)	1	-	-	-	220	(1)	1
Total Available for Sale...............	$ 20,181	$ (125)	22	$ 2,304	$ (45)	2	$ 22,485	$ (170)	24
Held to Maturity:
Obligations of states and political subdivisions	$ 2,373	$ (47)	5	$ -	$ -	-	$ 2,373	$ (47)	5
Total Held to Maturity..........	$ 2,373	$ (47)	5	$ -	$ -	-	$ 2,373	$ (47)	5

	As of December 31, 2014
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 30,000	$ -	1	$ 16,753	$ (196)	15	$ 46,753	$ (196)	16
Obligations of states and political subdivisions	576	(1)	1	3,076	(38)	8	3,652	(39)	9
Federal agency mortgage-backed securities	-	-	-	5,882	(74)	4	5,882	(74)	4
Federal agency collateralized mortgage obligations	-	-	-	296	(2)	1	296	(2)	1
Total Available for Sale...............	$ 30,576	$ (1)	2	$ 26,007	$ (310)	28	$ 56,583	$ (311)	30
Held to Maturity:
Obligations of states and political subdivisions	$ -	$ -	-	$ 1,481	$ (12)	3	$ 1,481	$ (12)	3
Total Held to Maturity..........	$ -	$ -	-	$ 1,481	$ (12)	3	$ 1,481	$ (12)	3

As of December 31, 2015, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of December 31, 2015 represents other than temporary impairment.

For the years ended December 31, 2015 and 2014 gross gains of $259 thousand and $51 thousand, respectively, were realized from the sale of available for sale securities.

Securities with an estimated fair value of $55.2 million and $32.6 million were pledged at December 31, 2015 and 2014, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $60 thousand and $89 thousand as of December 31, 2015 and December 31, 2014, respectively.

The amortized cost and fair value of securities as of December 31, 2015 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2015
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year................................................	$ 50,252	$ 50,252	$ -	$ -
Due after one year through five years.....................	16,573	16,497	386	384
Due after five years through ten years....................	685	688	1,293	1,312
Due after ten years..................................................	9,421	9,814	18,207	18,750
	76,931	77,251	19,886	20,446
Federal agency collateralized mortgage obligations..	347	346	-	-
Federal agency mortgage-backed securities………..	17,042	17,038	-	-
Money market mutual fund.....................................	69	69	-	-
Total............................................................	$ 94,389	$ 94,704	$ 19,886	$ 20,446

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2015 and 2014.

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial:
Commercial and industrial................................	$ 74,470	$ 75,412
Commercial mortgage.......................................	179,365	168,969
Commercial construction.................................	13,466	6,497
Total commercial..........................................	267,301	250,878
Residential mortgage loans............................	101,185	80,134
Consumer:
Home equity lines of credit..............................	24,762	27,902
Other consumer loans......................................	15,915	16,378
Total consumer.............................................	40,677	44,280
Total loans................................................	409,163	375,292
Allowance for loan losses...............................	(2,795)	(2,313)
Net deferred loan cost (fees)...........................	(10)	(70)
Total loans receivable, net	$ 406,358	$ 372,909

During the third quarter of 2015 the Company purchased $9.8 million of performing residential real estate loans located in western Pennsylvania which were underwritten using similar underwriting standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2015 and 2014:

	For the year ended
	December 31, 2015
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$ 788	$ (46)	$ 13	$ (124)	$ 631
Commercial mortgage	468	(149)	-	512	831
Commercial construction	26	-	-	30	56
Residential mortgage loans	159	(15)	-	115	259
Home equity lines of credit	270	(12)	103	(194)	167
Other consumer loans	87	(38)	16	19	84
Unallocated	515	-	-	252	767
Total	$ 2,313	$ (260)	$ 132	$ 610	$ 2,795

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

The following tables present the balance in the allowance for loan losses at December 31, 2015 and 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2015
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 631	$ 123	$ 508	$ 74,470	$ 1,259	$ 73,211
Commercial mortgage.............	831	264	567	179,365	2,196	177,169
Commercial construction.......	56	-	56	13,466	-	13,466
Residential mortgage loans.....	259	46	213	101,185	669	100,516
Home equity lines of credit...	167	-	167	24,762	96	24,666
Other consumer loans............	84	19	65	15,915	351	15,564
Unallocated............................	767	-	767	-	-	-
Total......................................	$ 2,795	$ 452	$ 2,343	$ 409,163	$ 4,571	$ 404,592

	December 31, 2014
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 788	$ 147	$ 641	$ 75,412	$ 2,131	$ 73,281
Commercial mortgage.............	468	5	463	168,969	3,660	165,309
Commercial construction.......	26	-	26	6,497	-	6,497
Residential mortgage loans.....	159	-	159	80,134	347	79,787
Home equity lines of credit...	270	12	258	27,902	113	27,789
Other consumer loans............	87	2	85	16,378	364	16,014
Unallocated............................	515	-	515	-	-	-
Total......................................	$ 2,313	$ 166	$ 2,147	$ 375,292	$ 6,615	$ 368,677

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2015 and 2014 as well as for the years then ended, respectively:

	December 31, 2015			December 31, 3014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial.................	$ 317	$ 803	$ -	$ 1,840	$ 2,290	$ -
Commercial mortgage........................	1,463	1,530	-	3,618	3,928	-
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	31	64	-	347	426	-
Home equity lines of credit...............	96	97	-	101	101	-
Other consumer loans........................	185	206	-	196	215	-
With an allowance recorded:
Commercial and industrial.................	$ 942	$ 995	$ 123	$ 291	$ 301	$ 147
Commercial mortgage........................	733	850	264	42	70	5
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	638	638	46	-	-	-
Home equity lines of credit...............	-	-	-	12	12	12
Other consumer loans........................	166	168	19	168	168	2
Total:
Commercial and industrial.................	$ 1,259	$ 1,798	$ 123	$ 2,131	$ 2,591	$ 147
Commercial mortgage........................	2,196	2,380	264	3,660	3,998	5
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	669	702	46	347	426	-
Home equity lines of credit...............	96	97	-	113	113	12
Other consumer loans........................	351	374	19	364	383	2
Total........................................	$ 4,571	$ 5,351	$ 452	$ 6,615	$ 7,511	$ 166

	For the year ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial................	$ 678	$ 10	$ 1,565	$ 40
Commercial mortgage.......................	2,165	52	1,132	2
Commercial construction.................	-	-	256	14
Residential mortgage loans.............	184	-	278	-
Home equity lines of credit..............	98	4	70	1
Other consumer loans......................	257	6	285	-
With an allowance recorded:
Commercial and industrial................	$ 942	$ 10	$ 194	$ -
Commercial mortgage.......................	1,138	1	107	-
Commercial construction.................	-	-	-	-
Residential mortgage loans.............	159	4	-	-
Home equity lines of credit..............	-	-	17	-
Other consumer loans......................	83	-	33	-
Total:
Commercial and industrial................	$ 1,620	$ 20	$ 1,759	$ 40
Commercial mortgage.......................	3,303	53	1,239	2
Commercial construction.................	-	-	256	14
Residential mortgage loans.............	343	4	278	-
Home equity lines of credit..............	98	4	87	1
Other consumer loans......................	340	6	318	-
Total...........................................	$ 5,704	$ 87	$ 3,937	$ 57

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Commercial and industrial............	$ 1,059	$ 1,474
Commercial mortgage....................	575	2,370
Commercial construction..............	-	-
Residential mortgage loans..........	31	347
Home equity lines of credit..........	16	31
Other consumer loans...................	252	262
Total loans................................	$ 1,933	$ 4,484

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $228 thousand and $379 thousand for the years ended December 31, 2015 and 2014, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2015 and 2014:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial...............	$ 67,509	$ 5,290	$ 1,671	$ -	$ 74,470
Commercial mortgage.......................	174,339	3,478	1,548	-	179,365
Commercial construction.................	13,466	-	-	-	13,466
Residential mortgage loans.................	101,154	-	31	-	101,185
Consumer:
Home equity lines of credit.............	24,746	-	16	-	24,762
Other consumer loans......................	15,663	-	252	-	15,915
Total..................................	$ 396,877	$ 8,768	$ 3,518	$ -	$ 409,163

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ 73,498	$ -	$ 1,914	$ -	$ 75,412
Commercial mortgage..................	163,899	745	4,325	-	168,969
Commercial construction............	6,497	-	-	-	6,497
Residential mortgage loans............	79,787	-	347	-	80,134
Consumer:
Home equity lines of credit........	27,871	-	31	-	27,902
Other consumer loans.................	16,116	-	262	-	16,378
Total.............................	$ 367,668	$ 745	$ 6,879	$ -	$ 375,292

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014:

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ -	$ 67	$ 230	$ 297	$ 74,173	$ 74,470
Commercial mortgage..................	51	101	195	347	179,018	179,365
Commercial construction............	-	-	-	-	13,466	13,466
Residential mortgage loans............	975	-	-	975	100,210	101,185
Consumer:
Home equity lines of credit........	-	-	-	-	24,762	24,762
Other consumer loans.................	15	-	209	224	15,691	15,915
Total.............................	$ 1,041	$ 168	$ 634	$ 1,843	$ 407,320	$ 409,163

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ 70	$ 102	$ 1,260	$ 1,432	$ 73,980	$ 75,412
Commercial mortgage..................	310	15	2,355	2,680	166,289	168,969
Commercial construction............	-	-	-	-	6,497	6,497
Residential mortgage loans............	478	-	312	790	79,344	80,134
Consumer:
Home equity lines of credit........	-	-	12	12	27,890	27,902
Other consumer loans.................	31	66	214	311	16,067	16,378
Total.............................	$ 889	$ 183	$ 4,153	$ 5,225	$ 370,067	$ 375,292

As of December 31, 2015, there were no loans 90 days past due and still accruing interest.  As of December 31, 2014, there was one residential mortgage loan totaling $70 thousand which was greater than 90 days past due and still accruing interest which has subsequently been paid current.

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

The following tables reflect information regarding TDR’s entered into by the Company for each of the periods ended December 31, 2015 and 2014.

	For the year ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial.........	3	$ 922	$ 922
Commercial mortgage................	3	637	637
Residential mortgage loans........	2	673	673
Total.........................................	8	$ 2,232	$ 2,232

	For the year ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial........	1	$ 28	$ 28
Commercial mortgage..............	1	1,292	1,292
Home equity lines of credit…..	2	112	102
Other consumer loans...............	3	170	158
Total.......................................	7	$ 1,602	$ 1,580

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the years ended December 31, 2015 and 2014.

	For the year ended December 31, 2015		For the year ended December 31, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(Dollars in thousands)
Extended under forbearance............................	3	$1,001	4	$1,453
Interest-rate reductions....................................	3	793	-
Other maturity / payment modifications..........	2	438	3	127
Total..................................................................	8	$2,232	7	$1,580

Two commercial loans, classified as TDR’s, with a combined balance totaling $64 thousand and $78 thousand as of December 31, 2015 and 2014, respectively, were in default and remain classified as non-accrual status.  Additionally, a mortgage loan restructured during the fourth quarter of 2015 with an outstanding balance of $638 thousand was past due 30 days as of December 31, 2015.  As of December 31, 2014, a residential mortgage loan with an outstanding balance of $76 thousand was in default; this loan was subsequently moved to other real estate owned during the fourth quarter of 2015 through foreclosure.

No other TDRs were subsequently in default as of the periods stated.

The carrying amount of foreclosed residential real estate properties held was $715 thousand as of December 31, 2015.  Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $230 thousand as of December 31, 2015.

Note 6—Transactions with Executive Officers, Directors and Principal Shareholders

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

	December 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of year..................................	$5,608	$6,859
New loans...............................................................	3,358	3,045
Loans of Retired/Deceased Officers...................	(2,394)	(1,499)
Repayments............................................................	(850)	(2,797)
Balance at end of year..........................................	$5,722	$5,608

Deposits of related parties totaled $6.8 million and $9.0 million at December 31, 2015 and 2014, respectively.

Note 7—Premises and Equipment

The components of premises and equipment at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Buildings.........................................................................	$1,143	$1,143
Leasehold improvements................................................	1,721	1,822
Furniture, fixtures and equipment..................................	846	812
Automobiles....................................................................	24	24
Computer equipment and data processing software…...	712	702
	4,446	4,503
Accumulated depreciation..............................................	(2,413)	(2,134)
	$2,033	$2,369

Depreciation expense for the years ended December 31, 2015 and 2014 was $406 thousand and $484 thousand, respectively.

Note 8—Deposits

The components of deposits at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(Dollars in thousands)
Demand, non-interest bearing.....................	$46,343	$49,462
Demand, interest-bearing............................	38,297	34,186
Money market and savings accounts..........	90,696	101,486
Time, $100 and over....................................	56,138	50,948
Time, other....................................................	177,213	142,127
	$408,687	$378,209

Included in time, other at December 31, 2015 and 2014 are brokered deposits of $113.3 million, and $74.6 million, respectively.

As of December 31, 2015 and 2014 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $10.0 million and $8.5 million, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

December 31, 2015
(Dollars in thousands)
2016.......................	$101,503
2017.......................	60,635
2018.......................	58,144
2019.......................	4,980
2020.......................	8,077
Thereafter.............	12
$233,351

Note 9—Borrowings

As of December 31, 2015 and 2014, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

First Priority Bank became a member of FHLB in March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $3.3 million and $2.9 million at December 31, 2015 and 2014, respectively, by a specific pledge of First Priority Bank’s investment assets and by a blanket lien on First Priority Bank’s loan portfolio. At December 31, 2015 and 2014, respectively, First Priority Bank had borrowing capacity with the FHLB, estimated at $169 million and $144 million, respectively, with advances outstanding as of those dates of $74.7 million and $62.5 million, respectively. Investment securities with a carrying value of $60 thousand and $89 thousand were specifically pledged as collateral to secure FHLB borrowings as of December 31, 2015 and 2014, respectively.

Short-Term Borrowings

At December 31, 2015 and 2014, First Priority had short-term borrowings totaling $59.7 million and $51.5 million, respectively, consisting of advances from the FHLB with an original maturity of less than a year. Advances from the FHLB at December 31, 2015 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for the years ended December 31, 2015 and 2014. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

	December 31,
	2015	2014
	(Dollars in thousands)
Federal funds purchased:
Balance at year end.........................................	$-	$-
Weighted average rate at year end...............	-	-
Maximum month-end balance........................	$-	$609
Average daily balance during the year........	$28	$38
Weighted average rate during the year.......	0.51%	0.51%
FHLB short-term borrowings:
Balance at year end.........................................	$59,725	$51,472
Weighted average rate at year end...............	0.45%	0.30%
Maximum month-end balance........................	$63,208	$51,572
Average daily balance during the year........	$33,297	$32,687
Weighted average rate during the year.......	0.36%	0.30%

Long-Term Debt

Long-term debt, consisting of FHLB advances with an original maturity of one year or greater, totaled $15.0 million and $11.0 million as of December 31, 2015 and 2014, respectively. Average balances outstanding totaled $12.9 million and $11.0 million, respectively, with an average cost of 1.00% and 0.89%, respectively, for the years ended December 31, 2015 and 2014. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

At December 31, 2015, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2016.......................	$ 3,000	0.77%
2017.......................	7,000	0.97%
2018.......................	3,000	1.31%
2019.......................	2,000	1.64%
	$ 15,000	1.09%

Note 10—Subordinated Debt

On November 13, 2015, First Priority Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs of $302 thousand. The Notes have a maturity date of November 30, 2025, and will bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the total of $9.5 million, plus accrued but unpaid interest thereon up to but excluding the redemption date, if called after five years but prior to the maturity date.  Upon receipt of regulatory approvals, in December 2015, First Priority Bank utilized $6.0 million of the proceeds from the subordinated note issuance to repurchase shares of its common stock from First Priority, and subsequently in January 2016, First Priority utilized the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, which was originally issued to the United States Department of the Treasury during 2009 as part of the TARP Capital Purchase Program, at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.  First Priority Bank will utilize the remainder of the issuance for general corporate purposes.  The distribution from First Priority Bank to First Priority received all required approvals, including from the Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities.

Note 11—Lease Commitments

Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2015, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

	Minimum Lease Payments	Minimum Rentals (Sub-lease)
	(Dollars in thousands)
2016.....................	$ 1,147	$ 42
2017.....................	990	4
2018.....................	772	-
2019.....................	704	-
2020.....................	642	-
Thereafter...........	3,276	-
	$ 7,531	$ 46

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

Lease expense for all leases for the years ended December 31, 2015 and 2014 was $1.19 million and $1.28 million, respectively.

During 2015, the Bank closed two branch office locations upon reaching the end of the current lease terms; consisting of the Reading office in May 2015 and the Towamencin office in September 2015.  Additionally, the Wyomissing office of the Bank was closed and consolidated into the Wyomissing office acquired through the merger with Affinity. The lease on the closed Wyomissing office will expire on January 31, 2017. In January 2014, the Company signed a sublease agreement which provides for future rental payments through the end of the existing lease.

Note 12—Severance and Employment Agreements

On December 19, 2013, the board of directors of the Company approved restructured change in control arrangements to replace the previously executed change in control agreements between the Company and participating senior officers. These steps significantly reduced the Company’s liability in the event of a change in control.  Each senior officer will participate in the First Priority Bank Severance Plan (the “Severance Plan”), which is a broad-based severance plan applicable to certain employees of the Company and the Bank.  Each senior officer will receive a severance benefit equal to continued base salary, as defined, for a period ranging between six and eighteen months in the event that the officer’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In addition, each senior officer also received a grant of stock options under the Company’s existing Stock Compensation Program. Such options, which vest only upon a change in control of the Company, will remain outstanding for a period of ten years, expiring as of December 19, 2023, at an exercise price of $5.25. These issued options, totaling 355,000 were generally granted to replace 315,000 previously granted options, which had exercise prices of either $10.00 or $10.25 per share and which the Company and each senior officer mutually agreed to terminate.

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

Note 13—Shareholders’ Equity

As of December 31, 2015 and 2014, the Company had 9,404 shares of fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $9.4 million. The dividend rate for all shares was 9% at December 31, 2015 and was 9% for Series A and B shares at December 31, 2014 and 5% for Series C shares at this same date.

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

The Preferred Stock has no maturity date and ranks senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends.

Subsequently, on January 22, 2016, First Priority redeemed $6 million of the $9.4 million of the outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  Following the completion of these redemptions, 3,404 shares of Series C Preferred Stock will remain outstanding.

Note 14—Stock Compensation Program

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

All stock options granted under the Program fully vest in four years from the date of grant (or potentially earlier upon a change of control), excluding options issued in regards to the Company’s Severance Plan which vest only upon change in control, and terminate ten years from the date of the grant. The exercise price of the options granted is the fair value of a share of common stock at the time of the grant.

A summary of the Stock Option Plan is presented below:

	For the Years Ended December 31,
	2015		2014
	Options to Purchase Common Shares	Weighted Average Exercise Price	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of year................	866,613	$ 6.89	850,649	$ 6.96
Granted during year.................................	243,000	5.94	30,000	5.67
Forfeited/cancelled during the year.......	(91,572)	9.56	(8,806)	9.31
Expired........................................................	(47,848)	6.73	(5,230)	6.64
Outstanding at end of year (1).....................	970,193	$ 6.41	866,613	$ 6.89
Exercisable at end of year (1)........................	353,693	$ 7.94	297,113	$ 9.77
(1)

Included in options outstanding and exercisable at year end are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at December 31, 2015 and 2014 were 6.67 years and 3.66 years, respectively and 6.15 years and 2.41 years, respectively. The aggregate intrinsic value of all outstanding stock options was $618 thousand as of December 31, 2015, including $121 thousand related to currently exercisable options, and $229 thousand as of December 31, 2014, none of which were exercisable at that time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, excluding those issued as part of the merger with Affinity:

	2015	2014
Dividend yield..................................	0.0%	0.0%
Expected life.....................................	7 years	7 years
Expected volatility...........................	28%	32%
Risk-free interest rate......................	2.13%	2.08%
Weighted average fair value..........	$ 1.52	$ 2.14

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement dated February 28, 2013, with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of December 31, 2015, 51,593 of these options remain outstanding with an average exercise price of $9.36 and a remaining contractual term of 3.4 years.

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

As of December 31, 2015, there was $292 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the severance plan (see Note 12). That cost is expected to be recognized over a weighted average period of 3.37 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time. During 2015, included in the current period options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 27,500 performance options were cancelled in 2015 leaving 71,500 outstanding as of December 31, 2015.  These non-vested options may be further adjusted in the future.

Restricted stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company. Director Restricted Stock grants vest in one year to coincide with the required service period.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period. As of December 31, 2015, there was $372 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 30, 2019.  As of December 31, 2015 and 2014, 18,532 shares and 17,982 shares, respectively, of restricted common stock were outstanding to non-management employees throughout the Company under the Stock Compensation Program.

A summary of restricted stock award activity is presented below for the years presented:

	For the Years Ended December 31,
	2015	2014
Outstanding unvested shares at beginning of year...	121,874	113,774
Shares granted during year............................................	50,700	8,625
Shares forfeited/cancelled during year.........................	(5,525)	(525)
Vested Shares during this period..................................	(1,575)	-
Outstanding unvested shares at end of year..............	165,474	121,874

Note 15—Federal Income Taxes

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

In 2014, First Priority made a determination that it was more likely than not that the net deferred tax asset would be realized, and therefore, in its judgment, a valuation allowance related to net deferred tax assets was not required.

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

The components of the net deferred tax asset at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses....................................................	$449	$242
Organization and start-up costs..........................................	94	112
Net operating loss carryforwards.......................................	1,886	2,680
Net operating loss carryforwards--acquired.....................	795	999
Contribution carryforward...................................................	4	10
Non-qualified stock option expense...................................	427	316
Interest deferral on non-accrual loans...............................	-	192
Other real estate owned deferred costs.............................	172	194
Unrealized loss on available for sale securities................	-	3
Alternative minimum tax carryforward...............................	125	53
Property and equipment.......................................................	68	59
Other........................................................................................	12	23
Total Deferred Tax Assets........................................................	4,032	4,883
Deferred tax liabilities:
Unrealized gain on available for sale securities................	121	-
Acquisition accounting........................................................	162	151
Cash basis conversions.......................................................	170	178
Other........................................................................................	36	13
Total Deferred Tax Liabilities............................................	489	342
Net Deferred Tax Asset.......................................................	$3,543	$4,541

The most significant component of the Company’s deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $7.9 million as of December 31, 2015. First Priority currently has NOL carryforwards of $5.5 million at December 31, 2015, which expire in 2028 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank which totaled $1.7 million as of December 31, 2015, that is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, a NOL carryforward balance of $656 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of December 31, 2015. These NOL carryforwards are also subject to certain limitations and expires in 2026 through 2032 if not fully utilized.

The following table presents the income tax expense (benefit) for the years ended December 31, 2015 and 2014.

	For the year ended December 31,
	2015	2014
	(Dollars in thousands)
Current tax expense:
Federal .................................................	$ 49	$ 36
State........................................................	12	-
Deferred Income tax expense (benefit):
Federal....................................................	874	655
Valuation allowance....................................	-	(5,193)
Income tax expense (benefit).....................	$ 935	$ (4,502)

Reconciliation of the statutory federal income tax (benefit) expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2015	2014
	(Dollars in thousands)
Federal income tax expense (benefit) at statutory rate of 34%:	$1,036	$824
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net......................................................	(117)	(29)
Tax exempt income on bank owned life insurance.......................	(29)	(32)
Applicable state income taxes........................................................	8	-
Change in valuation allowance.......................................................	-	(5,193)
Other...................................................................................................	37	(72)
Federal income tax expense (benefit)...................................................	$935	$(4,502)

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2015 and 2014, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2012 are closed to examination by Federal and State taxing authorities.

Note 16—Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2015 and 2014, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $97.8 million and $83.2 million, respectively. In addition, as of each of these dates, there were $711 thousand and $349 thousand of performance standby letters of credit outstanding, respectively, and $1.1 million of financial standby letters of credit as of each respective period.

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

In addition, as of December 31, 2014, the Bank pledged $214 thousand, of deposit balances at a correspondent bank to support a letter of credit with balances of $149 thousand, issued by the correspondent on behalf of a customer of the Bank. This transaction was fully secured by the customer through a pledge of the customer’s deposits at the Bank. During 2015, First Priority Bank issued a letter of credit directly to the customer in relation to this transaction.

Note 17—Regulatory Matters

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

The Bank’s capital amounts and ratios at December 31, 2015 and 2014 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2015
Total capital (to risk-weighted assets)	$51,889	12.98%	$	≥31,985	≥8.0%	$	≥39,981	≥10.0%
Tier 1 capital (to risk-weighted assets)	39,858	9.97		≥23,989	≥6.0		≥31,985	≥8.0
Tier 1 common equity capital (to risk-weighted assets)	39,858	9.97		≥17,992	≥4.5		≥25,988	≥6.5
Tier 1 capital (to total assets)	39,858	8.11		≥19,655	≥4.0		≥24,568	≥5.0
December 31, 2014
Total capital (to risk-weighted assets)	$45,327	12.87%	$	≥28,177	≥8.0%	$	≥35,221	≥10.0%
Tier 1 capital (to risk-weighted assets)	42,979	12.20		≥14,088	≥4.0		≥21,132	≥6.0
Tier 1 capital (to total assets)	42,979	9.34		≥18,410	≥4.0		≥23,012	≥5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from First Priority Bank. However, certain restrictions exist regarding the ability of First Priority Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the FDIC and are payable only from the undivided profits of First Priority Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to preferred stock originally issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program—Capital Purchase Program. Additionally, First Priority has met the requirement of obtaining prior approval from the Federal Reserve Bank on any payment of dividends including dividends on the aforementioned preferred stock, when net income for the past four quarters is not sufficient to fund the dividend payments over that same period or when such payment would negatively impact capital adequacy of the Company.

Note 18—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2015 and 2014 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations.................	$ 62,904	$ -	$ 62,904	$ -
Obligations of states and political subdivisions...................................	14,347	-	14,347	-
Federal agency mortgage-backed securities..........................................	17,037	-	17,037	-
Federal agency collateralized mortgage obligations..............................	347	-	347	-
Money market mutual fund.................................................................	69	69	-	-
Total assets measured at fair value on a recurring basis.......................	$ 94,704	$ 69	$ 94,635	$ -

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2014:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations.................	$ 49,276	$ -	$ 49,276	$ -
Obligations of states and political subdivisions...................................	4,871	-	4,871	-
Federal agency mortgage-backed securities..........................................	20,351	-	20,351	-
Federal agency collateralized mortgage obligations..............................	532	-	532	-
Other debt securities............................................................................	502	-	502	-
Money market mutual fund.................................................................	25	25	-	-
Total assets measured at fair value on a recurring basis.......................	$ 75,557	$ 25	$ 75,532	$ -

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2015:
Impaired loans..........................................................................	$ 3,699	$ -	$ -	$ 3,699
Other real estate owned...........................................................	935	-	-	935
Total assets measured at fair value on a nonrecurring basis.....	$ 4,634	$ -	$ -	$ 4,634
As of December 31, 2014:
Impaired loans..........................................................................	$ 2,205	$ -	$ -	$ 2,205
Repossessed assets..................................................................	42	-	-	42
Other real estate owned...........................................................	105	-	-	105
Total assets measured at fair value on a nonrecurring basis.....	$ 2,352	$ -	$ -	$ 2,352

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

Quantitative information about Level 3 fair value measurements at December 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 3,699	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.75%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.34%)
Other real estate owned	$ 935	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-25% (3.39%)
			Liquidation expenses	7%-8.5% (8.38%)

Quantitative information about Level 3 fair value measurements at December 31, 2014 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 2,205	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-5% (0.12%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	8% (8.00%)
Repossessed assets	$ 42	Appraisal of collateral(1)	Valuation adjustments(2)	7%
			Liquidation expenses	8%
Other real estate owned	$ 105	Appraisal of collateral(1)	Appraisal adjustments(2)	None
			Liquidation expenses	7%-8% (7.79%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Repossessed assets measured at fair value on a nonrecurring basis consist of personal property, specifically manufactured housing, that has been acquired for debts previously contracted and are included in other assets on the balance sheet. Costs relating to these assets are charged to expense. As of December 31, 2015 there were no repossessed assets.  The Company had $42 thousand of repossessed assets as of December 31, 2014.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At December 31, 2015 and 2014, the fair value consists of other real estate owned balances of $1.4 million and $433 thousand, respectively, net of valuation allowances of $404 thousand, and $328 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of December 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.5 million, net of valuation allowances of $452 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $867 thousand. As of December 31, 2014 the fair value of impaired loans consisted of loan balances with an allowance recorded of $542 thousand, net of valuation allowances of $166 thousand and partial charge-offs of $28 thousand; and loan balances with no related allowance recorded of $2.9 million, net of partial charge-offs of $1.1 million.

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

Subordinated Debt

The fair values of subordinated debt has been estimated using discounted cash flow calculation taking into account contractual maturities, call features, and market interest rates for instruments with similar financial and credit characteristics.  These instruments are classified within Level 2 of the fair value hierarchy.

Off-Balance Sheet Financial Instruments

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

At December 31, 2015 and 2014, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents..................................	$5,909	$5,909	$5,909	$-	$-
Securities available for sale.................................	94,704	94,704	69	94,635	-
Securities held to maturity.................................	19,886	20,446	-	20,446	-
Loans receivable, net..........................................	406,358	413,187	-	-	413,187
Restricted stock.................................................	3,368	3,368	-	3,368	-
Accrued interest receivable................................	1,623	1,623	-	1,623	-

Liabilities:
Deposits.............................................................	408,687	409,029	-	409,029	-
Short-term borrowings.......................................	59,725	59,716	-	59,716	-
Long-term debt...................................................	15,000	14,938	-	14,938	-
Subordinated debt..............................................	9,201	9,201	-	9,201	-
Accrued interest payable...................................	450	450	-	450	-

Off-balance sheet credit related instruments:
Commitments to extend credit...........................	-	-	-	-	-

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents....................................	$ 7,866	$ 7,866	$ 7,866	$ -	$ -
Securities available for sale...................................	75,557	75,557	25	75,532	-
Securities held to maturity....................................	15,956	16,544	-	16,544	-
Loans receivable, net.............................................	372,909	380,257	-	-	380,257
Restricted stock....................................................	2,984	2,984	-	2,984	-
Accrued interest receivable...................................	1,511	1,511	-	1,511	-

Liabilities:
Deposits...............................................................	378,209	379,203	-	379,203	-
Short-term borrowings..........................................	51,472	51,472	-	51,472	-
Long-term debt.....................................................	11,000	10,936	-	10,936	-
Accrued interest payable......................................	356	356	-	356	-

Off-balance sheet credit related instruments:
Commitments to extend credit..............................	-	-	-	-	-

Note 19—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents………....................................................................	$ 6,411	$ 586
Investment in subsidiary...................................................................................	45,406	49,414
Deferred taxes....................................................................................................	295	238
Other assets........................................................................................................	28	28
Total assets......................................................................................................	$ 52,140	$ 50,266

Liabilities and shareholders' equity
Other liabilities...................................................................................................	49	55
Shareholders' equity...........................................................................................	52,091	50,211
Total liabilities and shareholders' equity.........................................................	$ 52,140	$ 50,266

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31,
	2015	2014
	(Dollars in thousands)
Dividend income from subsidiary, net of dividends paid by Bank.......................	$ 801	$ 571
Interest from subsidiary.........................................................................................	1	2
Total income....................................................................................................	802	573
Non-interest expenses.......................................................................................	169	179
Income before taxes and equity in undistributed net income of subsidiary	633	394
Federal income tax benefit.....................................................................................	(57)	(238)
Income before equity in undistributed net income of subsidiary...........................	690	632
Equity in undistributed net income of subsidiary..................................................	1,422	6,293
Net income.......................................................................................................	$ 2,112	$ 6,925

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended
	December 31,
	2015	2014
	(Dollars in thousands)
Net income.....................................................................................................................................	$2,112	$6,925
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale........................................................	660	1,414
Reclassification adjustment for realized gains included in net income.....................................	(259)	(51)
Tax effect...................................................................................................................................	(137)	30
Net gains arising during the period...........................................................................................	264	1,393
Net unrealized holding gains (losses) on securities transferred between available for sale and held to maturity:
Reclassification adjustment for net unrealized holding gains (losses) on securities transferred……………………………………………...………………………………….….	-	(137)
Amortization of net unrealized holding gains (losses) to income during the period………	(34)	(39)
Tax effect…………………………………………………………………………………….	12	(26)
Net unrealized holding gains (losses) on securities transferred during the period…………….	(22)	(202)
Total other comprehensive income.............................................................................................	242	1,191
Total comprehensive income.........................................................................................................	$2,354	$8,116

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2015	2014
	(Dollars in thousands)
Operating activities:
Net income................................................................................................................................	$2,112	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary, net of dividends from Bank...................	(1,750)	(6,566)
Stock based compensation distribution from Bank................................................................	328	273
Deferred income tax benefit..................................................................................................	(57)	(238)
Net increase in other assets....................................................................................................	-	(16)
Net decrease in other liabilities..............................................................................................	(20)	(29)
Net cash provided by operating activities...........................................................................	613	349
Investing activities:
Common stock repurchase by subsidiary..............................................................................	6,000	-
Net cash provided by investing activities...........................................................................	6,000	-
Financing activities:
Cash dividends paid on preferred stock................................................................................	(788)	(574)
Net cash used in financing activities..................................................................................	(788)	(574)
Net increase (decrease) in cash..........................................................................................	5,825	(225)
Cash and cash equivalents at beginning of the period.............................................................	586	811
Cash and cash equivalents at end of period.............................................................................	$6,411	$586

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

(b) Changes in Internal Controls.

There have been no changes in First Priority’s internal control over financial reporting identified in connection with the evaluation described in the paragraph below that have materially affected, or are reasonably likely to materially affect, First Priority’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an audit report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to the Dodd-Frank Act.

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

Name and Principal Occupation	Age	Director Since	Directorships in Public Cos. and Registered Investment Cos.
David E. Sparks	71	2007	None
Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (1)

Irvin Cohen	90	2013	None
Private Investor and former Chairman, CEO and President of Construction Fasteners, Inc., an international manufacturing company (2)

Steven A. Ehrlich	54	2013	None
President of First Priority Financial Corp. and President and CEO of First Priority Bank (3)

Jerome I. Marcus	65	2013	None
Private Investor and former Medical Director and CEO of Omega Medical Laboratories (4)

Barry L. Myers	68	2013	None
An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001 (5)

Alan P. Novak	66	2007	None
Attorney, Lamb McErlane PC; President, Novak Strategic Advisors; and Partner, Rooney Novak Group (6)

Frank Sabatucci	56	2013	None
Owner of Sabatucci Wealth Strategies, LLC.
President of North Temple Builders, Inc. (7)

Mel A. Shaftel	72	2007	None
Private Investor (8)

Vincent P. Small, Jr.	72	2007	None
Private Investor and Business Consultant (9)

Patrick M. Smith	60	2015	None
Certified Public Accountant & Partner of Rosenberg, Smith, Cooney and Migliore, P.C. (10)

Christopher E. Spinieo	45	2015	None
Owner and President of Spinieo Incorporated (11)

Michael G. Wade	47	2015	None
Owner, Knight Abstract, Inc. (12)

William L. Wetty	71	2007	None
Private Investor and retired Founder and President of A&L Handles, Inc. (13)

(1)

Mr. Sparks has served as a director of First Priority since its formation in 2007, and was the founder and a director of First Priority Bank since its inception in 2005.  Mr. Sparks has served as Chairman, President and CEO of FPFC from its inception in 2007.  Mr. Sparks also has served as Chairman and CEO of First Priority Bank from its inception in 2005.  Effective with the merger of FPFC and ABI on February 28, 2013, Mr. Sparks became Chairman and CEO of FPFC and Chairman of the Bank.  Mr. Sparks was the Founder, Chairman and CEO of Millennium Bank from 1998 to 2004.

(2)

Mr. Cohen was a director of Affinity Bancorp, Inc. (“ABI”) since 2009 and a director of Affinity Bank of Pennsylvania (“AB”) since its’ founding in 2002.  He served as Chairman, CEO and President of Construction Fasteners, Inc. until January 2002 when he sold the company.

(3)

Mr. Ehrlich served as Chairman, CEO and President of ABI and AB since their founding in 2009 and 2002, respectively.  He currently serves as Board President of the Wilson School District in Berks County, Pennsylvania.

(4)

Dr. Marcus served as a director of ABI and AB since February 1, 2012.  He was the Medical Director and CEO of Omega Medical Laboratories until January 2005, when he sold the business.  Dr. Marcus is on the board of directors of the Berks County Medical Society.

(5)

Mr. B. Myers was a director of ABI since 2009 and a director of AB since its’ founding in 2002.  He served as Chairman, CEO and President of B.L. Myers Bros., Inc. until December 2001 when he sold the company.

(6)

Mr. Novak has been a director of First Priority since its formation in 2007 and a director of the Bank since 2006.  Mr. Novak is an attorney with the law firm of Lamb McErlane PC since November, 2015.  Prior to that, Mr. Novak had been an attorney with the law firm of Conrad O’Brien from 1994.  Mr. Novak has served as President of Novak Strategic Advisors since 2001.  Mr. Novak is also a partner in Rooney Novak Group since 2015.  Mr. Novak was Chairman of the Republican State Committee of Pennsylvania from 1996 to 2005.

(7)

Mr. Sabatucci was a director of ABI since 2009 and a director of AB since its founding in 2002.  Mr. Sabatucci is the owner of Sabatucci Wealth Strategies, LLC, a wealth management firm.  Mr. Sabatucci is also President of North Temple Builders, Inc., a land development and construction company and is an Associate Broker with Re/Max of Reading, a real estate sales company, and is Secretary of the Muhlenberg Township Planning Commission.

(8)

Mr. Shaftel served as a director of First Priority since its formation in 2007 and was a founding director of the Bank at its inception in 2005.  Mr. Shaftel has been a private investor since 2004.  He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004.  Mr. Shaftel was a Vice Chairman of Lehman Brothers until his retirement in 1997.

(9)

Mr. Small served as a director of First Priority since its formation in 2007 and was a founding director of the Bank at its inception in 2005.  Mr. Small retired as a partner from PricewaterhouseCoopers in 1999.  He served as a member of the board of directors of Millennium Bank from 2002 to 2004, and as a member of the board of directors of Harleysville National Corporation from 2004 to 2005.

(10)

Mr. Smith has been a partner in the certified public accounting firm of Rosenberg, Smith, Cooney and Migliore, P.C. since 1991.  Mr. Smith has been a director of the Bank since 2008 and previously served as a director of First Priority from March 17, 2009 until the merger of ABI in 2013.  Mr. Smith was re-appointed by the board of directors of First Priority on January 29, 2015.

(11)

Mr. Spinieo served as a director of First Priority and the Bank from February 29, 2008 until the merger with ABI on February 28, 2013.  In 2015 Mr. Spinieo was re-elected to serve as a director of First Priority and the Bank.  Mr. Spinieo is the owner and President of Spinieo Incorporated, specializing in both commercial and residential construction which he founded in 1990.  Mr. Spinieo is also involved in multiple development projects throughout Bucks, Montgomery and Monroe Counties.

(12)

Mr. Wade served as a director of First Priority from March 17, 2009 until the merger with ABI on February 28, 2013.  In 2015 Mr. Wade was re-elected to serve as a director of First Priority.  He has been a director of the Bank since February 29, 2008.  Mr. Wade founded and has operated Knights Abstract, Inc., a title insurance company, since 1995.

(13)

Mr. Wetty served as a director of First Priority since its formation in 2007, and was a founding director of the Bank at its inception in 2005.  Mr. Wetty founded A&L Handles, Inc., Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to our named executive officers for the last three fiscal years. The compensation committee establishes the salaries for these executive officers.

	Year	Salary ($)	Bonus (3) ($)		Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation (5) ($)	Total ($)
David E. Sparks,	2015	$268,269	$15,613		$35,423	$12,598	None	$-	$32,583	$364,486
Chairman, and Chief	2014	243,269	-		25,860	14,447	None	-	17,545	301,121
Executive Officer(1)	2013	225,000	25,000	(6)	4,860	14,447	None	-	17,056	286,363
Steven A. Ehrlich,	2015	$228,654	$12,370		$1,989	$8,168	None	$-	$45,793	$296,974
President(1)(2)	2014	225,000	-		-	None	None	-	45,978	270,978
	2013	186,058	7,219		-	None	None		32,667	225,944
Lawrence E. Donato,	2015	$195,481	$10,576		$23,308	$7,749	None	$-	$14,146	$251,260
Executive Vice President	2014	187,792	-		19,970	8,668	None	-	13,843	230,273
and Chief Risk Officer(1)	2013	181,800	13,681		2,430	8,668	None	-	11,634	218,213
Mary Ann Messmer,	2015	$194,750	$10,536		$21,268	$8,476	None	$-	$16,138	$251,168
Executive Vice	2014	187,792	-		19,231	8,668	None	-	14,404	230,095
President(1)	2013	181,800	10,908		1,604	8,668	None	-	13,488	216,468
Mark J. Myers,	2015	$178,250	$9,643		$21,924	$4,850	None	$-	$11,961	$226,628
Chief Financial	2014	171,212	-		17,899	5,779	None	-	11,734	206,624
Officer(1)	2013	165,000	9,900		971	5,779	None	-	11,130	192,780
(1)

Mr. Sparks is also the Chairman of First Priority Bank.  Mr. Ehrlich is also President and Chief Executive Officer of the Bank.  Mr. Donato, age 67, is also Executive Vice President and Chief Operating Officer of the Bank.  Ms. Messmer, age 61, is also Executive Vice President of the Bank.  Mr. M. Myers, age 54, is also Chief Financial Officer of the Bank.

(2)

Prior to the merger of First Priority and ABI, Mr. Ehrlich was Chairman, President and Chief Executive Officer of ABI and AB and assumed his positions with the Company and the Bank effective March 1, 2013.  Accordingly, Mr. Ehrlich received no compensation from First Priority or the Bank prior to March 1, 2013.  Mr. Ehrlich’s compensation with the Company is paid under an employment agreement which became effective with the merger.   Mr. Ehrlich’s base salary is currently $230,000.  See “Mr. Ehrlich’s Employment Agreement” below.

(3)	The amounts reported represent specific performance awards approved by the compensation committee under the companywide incentive plan.
(4)	The amounts reported in this column reflect the expense, which is amortized through the vesting periods, for awards of restricted stock and stock options granted to the named executive.
(5)

Includes for Mr. Sparks, a car allowance or car lease payments of $6,567 for 2015, $7,164 for 2014 and $9,075 for 2013 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of  the three years; for Mr. M. Myers, a car allowance for business use of his vehicle of $6,000 for each of the three years.  Mr. Ehrlich’s Employment Agreement provides for a car allowance that amounted to $25,514, $25,875 and $19,405 for the years 2015, 2014 and 2013, respectively.  Includes the expense of a club membership used for business generation for Mr. Sparks in the amount of $1,250 for 2015, $1,150 for 2014 and $1,000 for 2013; for Mr. Ehrlich in the amount of $9,313 for 2015, $9,268 for 2014 and $5,555 for 2013; and Ms. Messmer $1,500 for 2015.  The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer in 2015 were $7,413, $7,400, $6,044, $5,527 and $6,076, respectively; and in 2014 were $7,012, $7,291, $5,816, $5,317 and $5,868, respectively, and for Messrs., Sparks, Donato and M. Myers and Ms. Messmer in 2013 were $6,981, $5,634, $5,130 and $5,688, respectively.  The Bank’s matching contribution under the AB Simple IRA Plan for Mr. Ehrlich was $5,867 in 2013.  Includes premiums on a life insurance policies for Mr. Sparks of $15,000 in 2015 and for Mr. Ehrlich of $1,840 for 2015 and 2014 of which their estates are the beneficiaries.

(6)	Mr. Sparks’ 2013 bonus was reported in the proxy statement for the 2014 annual meeting of shareholders, but was not paid.

Outstanding Equity Awards at Fiscal Year End – 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David E. Sparks	25,000 0 0	0 60,000(1) 40,000	0 0 0	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	15,000(1) 12,500(2)	$63,000 $61,875	0 0	0 0
Steven A. Ehrlich (5)	6,133 6,160 6,378 7,114 8,096 8,341 8,341	0 0 0 0 0 0 0 7,500	0 0 0 0 0 0 0 20,000	$8.97 $11.21 $11.21 $10.19 $9.17 $9.17 $6.33 $5.94	3/1/16 3/1/17 3/1/18 2/27/19 3/1/20 3/1/21 3/1/22 7/1/25	2,600(2)	$12,870	0	0
Lawrence E. Donato	15,000 0	0 45,000(1) 20,000	0 0 5,000	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	12,500(1) 50(4) 4,300(2)	$52,500 $266 $21,285	0 0 0	0 0 0
Mary Ann Messmer	15,000 0	0 45,000(1) 7,500	0 0 12,000	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	12,500(1) 50(3) 50(4) 2,600(2)	$52,500 $260 $266 $12,870	0 0 0 0	0 0 0 0
Mark J. Myers	10,000 0	0 40,000(1) 12,500	0 0 2,500	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	12,000(1) 50(3) 50(4) 5,200(2)	$50,400 $260 $266 $25,740	0 0 0 0	0 0 0 0

________________

(1)

Options and restricted stock granted on December 19, 2013 as part of the restructured change in control arrangements.  See “Restructured Change in Control Arrangements” below. Market value per share of the restricted stock is $4.20 which is based on the tangible book value per share at September 30, 2013.

(2)

Restricted stock grants to senior executives on July 1, 2015 which vest upon the earlier of: four years of continued employment; the mutually agreed upon retirement of the executive after the age of 66; or a change in control of the Company.  Market value per share of $4.95 is based on the market price per share of the Company’s common stock as of the close of business on July 1, 2015.

(3)

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

(5)	Mr. Ehrlich’s vested options were originally issued by ABI and became fully vested with the merger of ABI and the Company.

Option Exercises and Stock Vested - 2015

The named executive officers did not exercise any stock options during the year ended December 31, 2015.

Pension Benefits

The named executive officers participate in First Priority Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan.  In 2015, the Bank’s match for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer was $7,413 $7,400, $6,044, $5,527 and $6,076, respectively.

Restructured Change in Control Arrangements

During 2013, management and the board of directors took a series of steps to reduce the potential liability underlying the change-in-control agreements which had been in place since the Company’s inception in 2005.  These steps included a voluntary exchange of those contracts of all officers holding change-in-control contracts and stock options issued at previous dates for a new change-of-control severance plan and new stock options.  The result of these steps significantly reduces the total amounts payable under such arrangements in the event of a change in control.

Accordingly, on December 19, 2013, the board of directors of the Company approved restructured change in control arrangements to replace the previously executed change in control agreements between the Company and its named executive officers: David E. Sparks, Lawrence E. Donato, Mary Ann Messmer and Mark J. Myers along with other participating senior management personnel.

In each case, the previously executed change in control agreement between the named executive officer and the Company, which generally provided for 24 months of severance payments in the event of involuntary termination of employment or resignation for specified events of “good reason” following a change in control, was terminated with the consent of the executive officer.  In lieu of the change in control agreements, each of the named executive officers will instead participate in the Bank’s Severance Plan (the “Severance Plan”).  Under the Severance Plan, which is a broad-based severance plan applicable to certain employees of the Company and the Bank, each executive will receive a severance benefit equal to continued base salary, as defined, for a period of twelve months (18 months in the case of Mr. M. Myers) in the event that the executive’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In connection with the termination of the previously executed change in control agreements and the adoption of the new Severance Plan, the named executive officers received a grant of stock options under the Company’s existing Stock Compensation Program.  Such options, which vest only upon a change in control of the Company, are exercisable for a period of ten years at an exercise price of $5.25 in the following amounts: Mr. Sparks – 60,000 shares; Mr. Donato – 45,000 shares; Ms. Messmer – 45,000 shares; and Mr. M. Myers – 40,000 shares.  Such options were granted to replace previously granted options, in equal amounts for Messrs. Sparks, Donato and Ms. Messmer and 15,000 for Mr. M. Myers, which the Company and each executive mutually agreed to terminate and which had exercise prices of either $10.00 or $10.25 per share.

On December 19, 2013, as part of the Company’s long-term incentive compensation program, each named executive officer also received a grant of restricted stock under the Company’s Stock Compensation Program, which vests three years from the grant date or earlier upon a change in control of the Company, in the following amounts: Mr. Sparks – 15,000 shares; Mr. Donato – 12,500 shares; Ms. Messmer 12,500 shares; and Mr. M. Myers – 12,000 shares.

Mr. Ehrlich’s Employment Agreement

As a condition to consummation of the merger of Company and ABI, Mr. Ehrlich entered into an employment agreement with First Priority.  The employment agreement provides that Mr. Ehrlich serves as the President of First Priority as well as the President and Chief Executive Officer of First Priority Bank.  The agreement has a term of three years that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other of non-renewal at least 60 days prior to such anniversary date.  The agreement provides Mr. Ehrlich with a base salary of $225,000, as adjusted effective January 1, 2013 by the ABI board of directors, and benefits commensurate with other First Priority executive officers, including health insurance, five weeks of vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things.  Under the agreement, Mr. Ehrlich’s employment can be terminated for “cause” as defined in the agreement.

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

Compensation of Directors

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2015.

Name	Fees Earned Or Paid In Cash ($)(1)	Stock Awards ($)	Option Awards (1)	All Other Compensation ($)	Total
Irvin Cohen	$5,000	$5,000	−	−	$10,000
Jerome I Marcus	$5,000	$5,000	−	−	$10,000
Barry L. Myers	$5,000	$5,000	−	−	$10,000
Alan P. Novak	$5,000	$5,000	−	−	$10,000
Frank Sabatucci	$5,000	$5,000	−	−	$10,000
Mel A. Shaftel	$5,000	$5,000	−	−	$10,000
Vincent P. Small Jr.	$5,000	$5,000	−	−	$10,000
Patrick M. Smith	$5,000	$5,000	−	−	$10,000
Christopher E. Spinieo	$5,000	$5,000	−	−	$10,000
Michael G. Wade	$5,000	$5,000	−	−	$10,000
William L. Wetty	$5,000	$5,000	−	−	$10,000

_______________________

(1)

For their service on the First Priority board of directors from the date of the 2015 annual shareholders’ meeting to the 2016 annual shareholders’ meeting, all non-employee directors of the Company were compensated with a retainer fee of $5,000 and 1,000 shares of common stock of the Company, which vest after two years of service and was valued at $5.00 per share, the market value of the Company’s common stock at close of business on May 5, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 15, 2016, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing above (the “named executive officers”).  The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent Beneficial Ownership (1)
Irvin Cohen	112,836		1.74%
Lawrence E. Donato	177,978	(3)(6)(7)(8)	2.73%
Steven A. Ehrlich	143,331	(5)(8)	2.19%
Jerome I. Marcus	167,354		2.58%
Mary Ann Messmer	43,504	(3)(6)(7)(8)	*
Barry L. Myers	28,976		*
Mark J. Myers	36,768	(6)(7)(8)	*
Alan P. Novak	23,173	(2)(7)(9)	*
Frank Sabatucci	57,499		*
Mel A. Shaftel	149,318	(2)(3)(7)(9)	2.29%
Vincent P. Small, Jr.	86,751	(2)(7)(9)	1.33%
Patrick M. Smith	20,789	(3)(4)(7)(9)	*
David E. Sparks	292,537	(3)(6)(7)(8)	4.48%
Christopher E. Spinieo	43,955	(3)(4)(9)	*
Michael G. Wade	20,289	(3)(4)(9)	*
William L. Wetty	132,892	(2)(3)(7)(9)	2.04%
All present and nominee directors and named executive officers as a group (16 persons)	1,537,950		23.09%

______________________________

* Less than 1%

(1)

Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.  Also includes shares the holder has the right to acquire within sixty (60) days of March 15, 2016, and therefore amounts shown include options to acquire First Priority common stock that are exercisable on or before May 14, 2016.  As of the date of this proxy statement, the number of shares represented by vested options which have been granted to all directors and named executive officers as a group totaled 161,430.

(2)

Includes a total of 1,000 options granted on December 11, 2008 to each non-employee director at an exercise price of $10.25 per share, which vested in full four years from the date of grant and will terminate ten years from the date of grant.

(3)

Mr. Donato’s beneficial ownership includes 82,171 shares of common stock owned jointly with his wife and 17,139 shares of common stock owned by his adult children with respect to which Mr. Donato does not exercise voting or investment power.

Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock held jointly with her husband.
Mr. Shaftel’s beneficial ownership includes 43,312 shares of common stock owned by trusts in which Mr. Shaftel shares voting and investment power.
Mr. Smith’s beneficial ownership includes 5,000 shares of common stock held jointly with his wife.

Mr. Sparks’ beneficial ownership includes 75,200 shares of common stock owned by his wife; 1,250 shares of common stock owned by his adult children with respect to which Mr. Sparks does not exercise voting and investment power; and 11,671 shares of common stock in a family trust which Mr. Sparks exercises shared voting and investment power with his wife and adult children.

Mr. Spinieo’s beneficial ownership includes 2,662 shares of common stock held in the name of his wife.
Mr. Wade’s beneficial ownership includes 10,000 shares of common stock held jointly with his wife.

Mr. Wetty’s beneficial ownership includes 123,642 shares of common stock owned jointly with his wife and 2,250 shares of common stock owned by his adult child with respect to which Mr. Wetty does not exercise voting or investment power.

(4)

Beneficial ownership for Mr. Smith, Mr. Spinieo, and Mr. Wade includes 2,500, 10,000 and 2,500, respectively, vested options with an exercise price of $10.00 per share that expire October 18, 2017, issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital.

(5)

The number of shares beneficially owned includes 44,430 options issued to Mr. Ehrlich as former CEO of Affinity Bancorp, Inc. which became fully vested upon the change of control effective with the merger into First Priority Financial Corp. and 42,696 shares of common stock held in the estate of his parents of which Mr. Ehrlich shares voting and investment power with his siblings.

(6)

Includes the following number of shares of restricted stock granted on December 19, 2013, pursuant to the Company’s Stock Compensation Program and issued in connection with the mutual release of existing change-of-control contracts: Mr. Sparks – 15,000 shares; Mr. Donato – 12,500 shares; Ms. Messmer – 12,500 shares; and Mr. M. Myers – 12,000 shares.  The restricted shares will become 100% vested on December 19, 2016, provided that the individual remains employed with the Company until the vesting date, subject to certain exceptions, such as termination without cause or retirement after the age of 66.  The restricted shares become fully vested upon a change of control.  The individuals exercise voting power over the restricted shares, but do not have investment power until the restriction is removed.

(7)

Includes the following number of options which were granted May 6, 2011 at an exercise price of $5.58 and are fully vested:  Mr. Sparks – 25,000 options; Mr. Donato – 15,000 options; Ms. Messmer – 15,000 options; Mr. M. Myers – 10,000 options; Mr. Novak – 1,000 options; Mr. Shaftel – 5,500 options; Mr. Small – 5,500 options; Mr. Smith – 2,000 options; Mr. Wetty – 2,000 options.

(8)

Includes the following number of shares of restricted stock granted on July 1, 2015, pursuant to the Company’s Stock Compensation Program: Mr. Sparks – 12,500 shares; Mr. Ehrlich – 2,600 shares; Mr. Donato – 4,300 shares; Ms. Messmer – 2,600 shares; and Mr. M. Myers – 5,200 shares.  The restricted shares vest on the earlier of four years of continued employment; the mutually agreed retirement of the executive after the age of 66; or a change in control of the Company.  The individuals exercise voting power over the restricted shares, but do not have investment power until the restriction is removed.

(9)

Includes the following fully vested options granted to non-employee directors as compensation for their service on the board of directors and board committees on which they served for the year 2012 which were granted on May 4, 2012 at an exercise price of $5.87 per share and will terminate ten years from the date of grant:  Messrs. Shaftel, Small, Smith and Wetty – 3,000 options each; Messrs. Novak, Spinieo, and Wade – 1,000 options each.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with First Priority Bank in the ordinary course of business during the fiscal year ended December 31, 2015.  Similar transactions may be expected to take place in the future.  Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features.  It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.  The aggregate extensions of credit to all such persons, as a group, totaled $8,093,000 with loan outstanding, of $5,722,000 at December 31, 2015.

Board and Board Committees

The board of directors held eleven (11) meetings in 2015.  The board of directors maintains an audit and governance committee, a compensation committee, a nominating committee and a strategic finance committee.

The membership of the compensation committee consists of Messrs. Novak (Chairman), Marcus, B. Myers, Shaftel, and Small and met four times in 2015.  Each member of the Compensation Committee is “independent” as determined under the NASDAQ listing standards and SEC rules.  In determining the independence of members of the Compensation Committee, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including (i) the source of the directors’ compensation, including any consulting, advisory or other compensation fees; and (ii) any affiliate relationship between the director and the Company or any of its subsidiaries.  The compensation committee operates under a written charter.  The committee’s criteria for determining executive compensation are discussed below in the Compensation Discussion and Analysis section.

The nominating committee consists of Messrs. Wetty (Chairman), Marcus, Novak, Shaftel, Small, Spinieo and Wade and met once during 2015.  Each member of the nominating committee is “independent” as determined under NASDAQ listing standards.  The nominating committee operates under a written charter.  The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time.  The committee has adopted and the board of directors approved a policy that no one can stand for election to the board of directors once they have reached the age of 76.  The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process.  The nominating committee considers potential candidates recommended by its members, management and others, including shareholders.  The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.  Messrs. Sparks and Ehrlich serve as ex-officio members of the nominating committee.

The audit and governance committee consists of Messrs. Small (Chairman), Cohen, Sabatucci, Shaftel and Smith.  Each member of the audit and governance committee is “independent” under the NASDAQ listing standards and SEC rules.  The audit and governance committee operates under a written charter.  Messrs. Small and Smith have been designated the “audit and governance committee financial experts,” and meet the qualifications to serve as such under the NASDAQ listing standards.

The strategic finance committee consists of Messrs. Shaftel (Chairman), Cohen, Sabatucci, Small and Sparks.  The committee does not operate under a written charter.  The committee’s responsibility is to evaluate capital structure and financing opportunities, capital market activities and strategic opportunities which may be identified by the Company.  Messrs. Donato and Ehrlich serve as ex-officio members of the strategic finance committee.

During 2015, all current directors attended at least 75% of the aggregate number of board and committee meetings.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank.  Also, during 2015, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for the fiscal years ended December 31, 2015 and December 31, 2014.

December 31, 2015
Audit Fees	$123,000
Audit-Related Fees	$—
Tax Fees	$14,500
All Other Fees	$—

December 31, 2014
Audit Fees	$126,170
Audit-Related Fees	$—
Tax Fees	$18,000
All Other Fees	$—

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

10.1*

Form of First Priority Bank Severance Plan (incorporated by reference to Exhibit 10.1 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014)

10.2*

Employment Agreement between First Priority Financial Corp. and Steven A. Ehrlich (incorporated by reference to Exhibit 10.2 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

10.3*

First Priority Financial Corp. Stock Compensation Program (incorporated by reference to Exhibit 10.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 27, 2015)

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

101

The following financial information from First Priority Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

__________
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

First Priority Financial Corp.

March 25, 2016	By: /s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks	Chairman and Chief Executive Officer	March 25, 2016
David E. Sparks	(Principal Executive Officer) and Director

/s/ Mark J. Myers	Chief Financial Officer (Principal	March 25, 2016
Mark J. Myers	Financial and Accounting Officer)

/s/ Steven A. Ehrlich	President and Director	March 25, 2016
Steven A. Ehrlich

/s/ Irvin Cohen	Director	March 25, 2016
Irvin Cohen

/s/ Jerome I. Marcus	Director	March 25, 2016
Jerome I. Marcus

/s/ Barry L. Myers	Director	March 25, 2016
Barry L. Myers

/s/ Alan P. Novak	Director	March 25, 2016
Alan P. Novak

/s/ Frank Sabatucci	Director	March 25, 2016
Frank Sabatucci

/s/ Mel A. Shaftel	Director	March 25, 2016
Mel A. Shaftel

/s/ Vincent P. Small Jr.	Director	March 25, 2016
Vincent P. Small Jr.

/s/ Patrick M. Smith	Director	March 25, 2016
Patrick M. Smith

/s/ Christopher E. Spinieo	Director	March 25, 2016
Christopher E. Spinieo

/s/ Michael G. Wade	Director	March 25, 2016
Michael G. Wade

/s/ William L. Wetty	Director	March 25, 2016
William L. Wetty