Form 10-Q
period 2016-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2016-05-16
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 12, 2016
Common Stock, $1.00 Par Value	6,501,244 Outstanding Shares

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

•	the occurrence of adverse changes in the securities markets;
•	the effects of changes in technology or in consumer spending and savings habits;
•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;
•	security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•	regulatory or judicial proceedings;
•	changes in asset quality;
•	First Priority’s success in managing the risks involved in the foregoing.

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$3,238	$3,533
Interest-bearing deposits in banks	25,448	2,376
Total cash and cash equivalents	28,686	5,909
Securities available for sale, at fair value (amortized cost: $38,750 and $94,389, respectively)	39,365	94,704
Securities held to maturity, at amortized cost (fair value: $20,453 and $20,446, respectively)	19,442	19,886
Loans receivable	408,505	409,153
Less: allowance for loan losses	2,783	2,795
Net loans	405,722	406,358
Restricted investments in bank stocks	2,247	3,368
Premises and equipment, net	1,975	2,033
Bank owned life insurance	3,197	3,178
Accrued interest receivable	1,555	1,623
Other real estate owned	1,975	1,633
Deferred taxes	3,240	3,543
Goodwill	2,725	2,725
Intangible assets with finite lives, net	290	310
Other assets	1,276	1,270
Total Assets	$511,695	$546,540
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$55,564	$46,343
Interest-bearing	353,819	362,344
Total deposits	409,383	408,687
Federal Home Loan Bank of Pittsburgh advances	44,875	74,725
Subordinated debt	9,190	9,201
Accrued interest payable	496	450
Other liabilities	1,025	1,386
Total Liabilities	464,969	494,449
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $100 par value; authorized 10,000,000 shares:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579 as of December 31, 2015	—	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229 as of December 31, 2015	—	229
Series C: 9%; 3,404 and 4,596 shares issued and outstanding; liquidation value: $3,404 and $4,596, respectively	3,404	4,596
Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding: 2016: 6,501,344; 2015: 6,492,194	6,501	6,492
Surplus	40,411	40,327
Accumulated deficit	(4,014)	(4,368)
Accumulated other comprehensive income	424	236
Total Shareholders’ Equity	46,726	52,091
Total Liabilities and Shareholders’ Equity	$511,695	$546,540

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2016	2015
Interest and Dividend Income
Loans receivable, including fees	$4,560	$4,187
Securities—taxable	301	348
Securities—exempt from federal taxes	147	25
Interest bearing deposits and other	28	94
Total Interest and Dividend Income	5,036	4,654
Interest Expense
Deposits	848	726
Short-term borrowings	25	16
Long-term debt	41	24
Subordinated debt	172	—
Total Interest Expense	1,086	766
Net Interest Income	3,950	3,888
Provision for Loan Losses	110	120
Net Interest Income after Provision for Loan Losses	3,840	3,768
Non-Interest Income
Wealth management fee income	69	90
Gains on sales of investment securities	235	—
Bank owned life insurance income	20	21
Other	85	95
Total Non-Interest Income	409	206
Non-Interest Expenses
Salaries and employee benefits	1,981	1,852
Occupancy and equipment	543	545
Data processing equipment and operations	217	220
Professional fees	136	181
Marketing, advertising, and business development	44	30
FDIC insurance assessments	57	89
Pennsylvania bank shares tax expense	83	93
Other real estate owned	85	59
Other	331	283
Total Non-Interest Expenses	3,477	3,352
Income before Income Tax Expense	772	622
Income Tax Expense	241	205
Net Income	$531	$417
Preferred dividends, including net amortization	177	166
Income to Common Shareholders	$354	$251
Income per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted average common shares outstanding:
Basic	6,496	6,447
Diluted	6,529	6,494

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2016	2015
Net income	$531	$417
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale	535	394
Reclassification adjustment for realized gains included in net income	(235)	-
Tax effect	(102)	(134)
Net unrealized gains arising during the period	198	260
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(15)	(13)
Tax effect	5	4
Net unrealized holding losses on securities transferred during the period	(10)	(9)
Total other comprehensive income	188	251
Total comprehensive income	$719	$668

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2016 and 2015

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(166)	—	(166)
Net Income	—	—	—	417	—	417
Other comprehensive income	—	—	—	—	251	251
Stock based compensation expense	—	—	78	—	—	78
Balance—March 31, 2015	$9,404	$6,447	$40,123	$(5,428)	$245	$50,791
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(177)	—	(177)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 9,150 shares of restricted common stock, net of forfeitures	—	9	(9)	—	—	—
Net income	—	—	—	531	—	531
Other comprehensive income	—	—	—	—	188	188
Stock based compensation expense	—	—	93	—	—	93
Balance—March 31, 2016	$3,404	$6,501	$40,411	$(4,014)	$424	$46,726

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$531	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110	120
Write down of other real estate owned	—	27
Depreciation and amortization of fixed assets	84	102
Net amortization	45	4
Stock based compensation expense	93	78
Net amortization of investment securities premiums and discounts	47	52
Net gain on sale of investment securities	(235)	—
Net loss on sale of other real estate owned	—	3
Net loss on disposal of premises and equipment	28	-
Bank owned life insurance policy income	(20)	(21)
Originations of loans held for sale	—	(1,050)
Proceeds from sale of loans held for sale	—	1,050
Deferred income tax expense	206	205
Decrease in accrued interest receivable	68	45
Increase in other assets	(6)	(628)
Increase in accrued interest payable	46	86
(Decrease) increase in other liabilities	(370)	36
Net Cash Provided by Operating Activities	627	526
Cash Flows from Investing Activities
Net originations in loans	136	2,439
Purchases of securities available for sale	—	(60)
Redemption of restricted stock	1,121	1,111
Proceeds from maturities or calls of securities available for sale	51,781	30,761
Proceeds from maturities or calls of securities held to maturity	410	145
Proceeds from the sale of securities available for sale	4,063	—
Proceeds from the sale of other real estate owned	—	95
Purchases of premises and equipment	(26)	(73)
Net Cash Provided by Investing Activities	57,485	34,418
Cash Flows from Financing Activities
Net increase in deposits	727	2,783
Net decrease in short-term borrowings	(29,850)	(24,472)
Redemption of preferred stock	(6,000)	—
Payments regarding subordinance debt issuance costs	(16)	—
Cash dividends paid on preferred stock	(196)	(166)
Net Cash Used in Financing Activities	(35,335)	(21,855)
Net Increase in Cash and Cash Equivalents	22,777	13,089
Cash and Cash Equivalents—Beginning	5,909	7,866
Cash and Cash Equivalents—Ending	$28,686	$20,955
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of loans receivable to other real estate owned	$342	$230
Cash paid for interest on deposits and borrowings	$1,072	$738
Cash paid for income taxes	$35	$-

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

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of March 31, 2016, First Priority had total assets of $511.7 million and total shareholders’ equity of $46.7 million.

First Priority Bank

The Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. First Priority Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks.

The Bank engages in a full service commercial and consumer banking business with strong private banking and individual wealth management services. The Bank offers a variety of consumer, private banking and commercial loans, mortgage products and commercial real estate financing. The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in the Company’s market area, competition, the current regulatory environment, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, competition, account maturities, and the level of personal income and savings in the market area.

The Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through an agreement with a third party provider. In addition, various life insurance products are offered through the Bank, and the Bank has also entered into solicitation agreements with several investment advisors to provide portfolio management services to customers of the Bank.

The Bank currently seeks deposits and commercial and private banking relationships through its eight banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management electronic banking and mobile products as well as online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes various advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying unaudited consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2016. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Subsequent Events

Management has evaluated events and transactions occurring subsequent to March 31, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.  See Note 12 for additional information.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of March 31, 2016 there were three remaining acquired purchased credit impaired loans with a net recorded balance of $260 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of March 31, 2016, the net recorded balance of acquired loans resulting from the Affinity merger totaled $19.5 million, including a remaining interest rate fair value adjustment of $134 thousand offset by a remaining accretable credit discount of $108 thousand, both of which are being recognized into interest income over the remaining life of the loans.  Additionally, the Company purchased two portfolios of performing residential real estate loans during 2014 and 2015, both of which included loans within Pennsylvania and were underwritten using similar underwriting standards as it uses for its organic portfolio.  These combined portfolios totaled $21.1 million as of March 31, 2016 with remaining acquisition premiums of $400 thousand which will be recognized into interest income over the remaining life of the loans

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both March 31, 2016 and December 31, 2015, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	March 31,	March 31,
	2016	2015
	(Dollars in thousands)
Sale of investment securities available for sale	$(235)	$—	Gains on sale of investment securities
Amortization of unrealized holding gain (losses) on securities transferred from available for sale to held to maturity	(15)	(13)	Interest Income on taxable securities
Tax effect	85	4	Income Tax Expense
Total reclassification	$(165)	$(9)

Accumulated other comprehensive income as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized gain on available for sale securities	$405	$208
Net unrealized holding gains on securities transferred from available for sale to held to maturity	19	28
Total	$424	$236

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 463,560 shares as of March 31, 2016 and 262,667 shares as of March 31, 2015.

The calculations of basic and diluted earnings per common share are presented below for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	(In thousands, except per share information)
	2016	2015
Net income	$531	$417
Less: preferred stock dividends	(177)	(166)
Income to common shareholders	$354	$251
Average basic common shares outstanding	6,496	6,447
Effect of dilutive stock options	33	47
Average number of common shares used to calculate diluted earnings per common share	6,529	6,494
Basic earnings per common share	$0.05	$0.04
Diluted earnings per common share	$0.05	$0.04

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$77	$103
Preferred Series B	4	5
Preferred Series C	96	58
Total preferred dividends	$177	$166

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, totaling $19 thousand as of March 31, 2016 and $28 thousand as of December 31, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$11,972	$55	$—	$12,027
Obligations of states and political subdivisions	10,145	303	(8)	10,440
Federal agency mortgage-backed securities	16,284	268	(4)	16,548
Federal agency collateralized mortgage obligations	308	1	—	309
Money market mutual fund	41	—	—	41
Total investment securities available for sale	$38,750	$627	$(12)	$39,365
Held To Maturity:
Obligations of states and political subdivisions	$18,961	$983	$—	$19,944
Other debt securities	481	28	—	509
Total investment securities held to maturity	$19,442	$1,011	$—	$20,453

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$62,967	$-	$(63)	$62,904
Obligations of states and political subdivisions	13,964	398	(15)	14,347
Federal agency mortgage-backed securities	17,042	87	(91)	17,038
Federal agency collateralized mortgage obligations	347	-	(1)	346
Money market mutual fund	69	-	-	69
Total investment securities available for sale	$94,389	$485	$(170)	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$19,405	$597	$(47)	$19,955
Other debt securities	481	10	-	491
Total investment securities held to maturity	$19,886	$607	$(47)	$20,446

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2016 and December 31, 2015.

	As of March 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of states and political subdivisions	$892	$(8)	1	$-	$-	—	$892	$(8)	1
Federal agency mortgage-backed securities	1,331	(2)	2	57	(2)	1	1,388	(4)	3
Total Available for Sale	$2,223	$(10)	3	$57	$(2)	1	$2,280	$(12)	4

	As of December 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$12,905	$(63)	11	$—	$—	—	$12,905	$(63)	11
Obligations of states and political subdivisions	2,780	(15)	7	—	—	—	2,780	(15)	7
Federal agency mortgage-backed securities	4,276	(46)	3	2,304	(45)	2	6,580	(91)	5
Federal agency collateralized mortgage obligations	220	(1)	1	—	—	—	220	(1)	1
Total Available for Sale	$20,181	$(125)	22	$2,304	$(45)	2	$22,485	$(170)	24
Held to Maturity:
Obligations of states and political subdivisions	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5
Total Held to Maturity	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5

As of March 31, 2016, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of March 31, 2016, represents other than temporary impairment.

For the three months ended March 31, 2016 there were realized gains of $235 thousand.  There were no realized gains or losses for the three months ended March 31, 2015.

Securities with an estimated fair value of $59.1 million and $55.2 million were pledged at March 31, 2016 and December 31, 2015, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $59 thousand and $60 thousand as of March 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of securities as of March 31, 2016 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2016		March 31, 2016
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$252	$252	$—	$—
Due after one year through five years	15,564	15,663	297	303
Due after five years through ten years	683	694	1,803	1,863
Due after ten years	5,618	5,858	17,342	18,287
	22,117	22,467	19,442	20,453
Federal agency collateralized mortgage obligations	308	309	—	—
Federal agency mortgage-backed securities	16,284	16,548	—	—
Money market mutual fund	41	41	—	—
Total	$38,750	$39,365	$19,442	$20,453

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial:
Commercial and industrial	$74,336	$74,470
Commercial mortgage	180,512	179,365
Commercial construction	17,077	13,466
Total commercial	271,925	267,301
Residential mortgage loans	96,269	101,185
Consumer:
Home equity lines of credit	25,739	24,762
Other consumer loans	14,589	15,915
Total consumer	40,328	40,677
Total loans	408,522	409,163
Allowance for loan losses	(2,783)	(2,795)
Net deferred loan cost (fees)	(17)	(10)
Total loans receivable, net	$405,722	$406,358

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31, 2016
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$631	$—	$17	$24	$672
Commercial mortgage	831	(72)	—	60	819
Commercial construction	56	—	—	11	67
Residential mortgage loans	259	—	—	(11)	248
Home equity lines of credit	167	—	5	(18)	154
Other consumer loans	84	(75)	3	47	59
Unallocated	767	—	—	(3)	764
Total loans	$2,795	$(147)	$25	$110	$2,783

	For the three months ended
	March 31, 2015
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$788	$(16)	$5	$(32)	$745
Commercial mortgage	468	(11)	—	50	507
Commercial construction	26	—	—	8	34
Residential mortgage loans	159	(14)	—	18	163
Home equity lines of credit	270	(12)	4	(41)	221
Other consumer loans	87	(16)	4	(9)	66
Unallocated	515	—	—	126	641
Total loans	$2,313	$(69)	$13	$120	$2,377

The following tables present the balance in the allowance for loan losses at March 31, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$672	$173	$499	$74,336	$1,755	$72,581
Commercial mortgage	819	229	590	180,512	1,902	178,610
Commercial construction	67	—	67	17,077	—	17,077
Residential mortgage loans	248	46	202	96,269	668	95,601
Home equity lines of credit	154	—	154	25,739	95	25,644
Other consumer loans	59	—	59	14,589	177	14,412
Unallocated	764	—	764	—	—	—
Total loans	$2,783	$448	$2,335	$408,522	$4,597	$403,925

	December 31, 2015
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$631	$123	$508	$74,470	$1,259	$73,211
Commercial mortgage	831	264	567	179,365	2,196	177,169
Commercial construction	56	—	56	13,466	—	13,466
Residential mortgage loans	259	46	213	101,185	669	100,516
Home equity lines of credit	167	—	167	24,762	96	24,666
Other consumer loans	84	19	65	15,915	351	15,564
Unallocated	767	—	767	—	—	—
Total loans	$2,795	$452	$2,343	$409,163	$4,571	$404,592

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2016 and December 31, 2015 as well as for the three month periods ended March 31, 2016 and 2015, respectively:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$490	$946	$—	$317	$803	$—
Commercial mortgage	1,391	1,447	—	1,463	1,530	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	30	63	—	31	64	—
Home equity lines of credit	95	96	—	96	97	—
Other consumer loans	177	200	—	185	206	—
With an allowance recorded:
Commercial and industrial	$1,265	$1,326	$173	$942	$995	$123
Commercial mortgage	511	632	229	733	850	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	638	638	46	638	638	46
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	166	168	19
Total:
Commercial and industrial	$1,755	$2,272	$173	$1,259	$1,798	$123
Commercial mortgage	1,902	2,079	229	2,196	2,380	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	668	701	46	669	702	46
Home equity lines of credit	95	96	—	96	97	—
Other consumer loans	177	200	—	351	374	19
Total	$4,597	$5,348	$448	$4,571	$5,351	$452

	Three Months ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$975	$—	$1,239	$9
Commercial mortgage	1,447	14	3,573	15
Commercial construction	—	—	—	—
Residential mortgage loans	31	—	232	—
Home equity lines of credit	96	1	100	1
Other consumer loans	181	2	332	2
With an allowance recorded:
Commercial and industrial	$1,103	$2	$875	$—
Commercial mortgage	514	3	-	—
Commercial construction	—	—	-	—
Residential mortgage loans	637	6	—	—
Home equity lines of credit	—	—	—	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$2,078	$2	$2,114	$9
Commercial mortgage	1,961	17	3,573	15
Commercial construction	—	—	—	—
Residential mortgage loans	668	6	232	—
Home equity lines of credit	96	1	100	1
Other consumer loans	181	2	332	2
Total	$4,984	$28	$6,351	$27

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$1,555	$1,059
Commercial mortgage	288	575
Residential mortgage loans	30	31
Home equity lines of credit	16	16
Other consumer loans	79	252
Total loans	$1,968	$1,933

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $32 thousand and $60 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$66,712	$5,484	$2,140	$—	$74,336
Commercial mortgage	177,268	2,198	1,046	—	180,512
Commercial construction	17,077	—	—	—	17,077
Residential mortgage loans	96,239	—	30	—	96,269
Consumer:
Home equity lines of credit	25,723	—	16	—	25,739
Other consumer loans	14,510	—	79	—	14,589
Total	$397,529	$7,682	$3,311	$—	$408,522

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$67,509	$5,290	$1,671	$—	$74,470
Commercial mortgage	174,339	3,478	1,548	—	179,365
Commercial construction	13,466	—	-	—	13,466
Residential mortgage loans	101,154	—	31	—	101,185
Consumer:
Home equity lines of credit	24,746	—	16	—	24,762
Other consumer loans	15,663	—	252	—	15,915
Total	$396,877	$8,768	$3,518	$—	$409,163

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$64	$—	$757	$821	$73,515	$74,336
Commercial mortgage	56	—	14	70	180,442	180,512
Commercial construction	—	—	—	—	17,077	17,077
Residential mortgage loans	67	—	—	67	96,202	96,269
Consumer:				—
Home equity lines of credit	—	—	—	—	25,739	25,739
Other consumer loans	20	—	5	25	14,564	14,589
Total	$207	$—	$776	$983	$407,539	$408,522

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$67	$230	$297	$74,173	$74,470
Commercial mortgage	51	101	195	347	179,018	179,365
Commercial construction	—	—	—	—	13,466	13,466
Residential mortgage loans	975	—	—	975	100,210	101,185
Consumer:
Home equity lines of credit	—	—	—	-	24,762	24,762
Other consumer loans	15	—	209	224	15,691	15,915
Total	$1,041	$168	$634	$1,843	$407,320	$409,163

As of March 31, 2016 and December 31, 2015, there were no loans 90 days past due and still accruing interest.

Troubled Debt Restructurings

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

The following tables summarize the balance of outstanding TDR’s at March 31, 2016 and December 31, 2015:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
March 31, 2016
Commercial and industrial	4	$200	$733	$933
Commercial mortgage	4	1,614	275	1,889
Residential mortgage loans	2	638	30	668
Home equity lines of credit	2	79	16	95
Other consumer loans	2	98	22	120
Total	14	$2,629	$1,076	$3,705

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2015
Commercial and industrial	4	$200	$742	$942
Commercial mortgage	6	1,622	343	1,965
Residential mortgage loans	2	638	31	669
Home equity lines of credit	2	79	17	96
Other consumer loans	2	99	22	121
Total	16	$2,638	$1,155	$3,793

At March 31, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

The following table reflects information regarding TDR’s entered into by the Company for the three month periods ended March 31, 2016 and 2015.

	For the three months ended
	March 31, 2016			March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Residential mortgage loans	—	$—	$—	1	$35	$35
Total	—	$—	$—	1	$35	$35

There were no new TDR’s entered into during the three months ended March 31, 2016.  The sole TDR entered into during the three months ended March 31, 2015 was related to an interest rate reduction and did not include any forgiveness of debt. As of March 31, 2016, there were no TDRs that were subsequently in default as of the periods stated.  As of March 31, 2015, a residential mortgage loan with a current balance of $76 thousand and two commercial loans with combined outstanding balances totaling $64 thousand, classified as TDR’s, were in default and were classified as non-accrual status.

The carrying amount of foreclosed residential real estate properties held was $1.1 million as of March 31, 2016.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2016.

Note 6—Deposits

The components of deposits at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Demand, non-interest bearing	$55,564	$46,343
Demand, interest-bearing	42,022	38,297
Money market and savings accounts	94,919	90,696
Time, $100 and over	57,067	56,138
Time, other	159,811	177,213
	$409,383	$408,687

Included in time, other at March 31, 2016 and December 31, 2015 are brokered deposits of $95.8 million and $113.3 million, respectively.

As of March 31, 2016 and December 31, 2015 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $10.6 million and $10.0 million, respectively.

At March 31, 2016, the scheduled maturities of time deposits were as follows:

March 31, 2016
(Dollars in thousands)
3/31/2017	$87,945
3/31/2018	84,329
3/31/2019	29,398
3/31/2020	5,334
3/31/2021	9,872
Thereafter	-
$216,878

Note 7—Shareholders’ Equity

As of March 31, 2016 and December 31, 2015 the Company had 3,404 shares and 9,404 shares, respectively, of 9%, fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million and $9.4 million, respectively.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock is outstanding as of March 31, 2016.

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

A summary of the Stock Option Plan is presented below:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	970,193	$6.41
Granted during period	25,000	5.98
Forfeited/cancelled during period	─	─
Expired	(18,133)	9.65
Outstanding at end of period (1)	977,060	6.34
Exercisable at end of period (1)	335,560	$7.84

(1)

Included in options outstanding and exercisable at March 31, 2016 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options based on the closing stock price at March 31, 2016 and December 31, 2015 were 6.63 years and 3.60 years, respectively and 6.67 years and 3.66 years, respectively. The aggregate intrinsic value of all outstanding stock options was $204 thousand as of March 31, 2016, including $27 thousand related to currently exercisable options, and $618 thousand as of December 31, 2015, including $121 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2016
Dividend yield..................................	0.0%
Expected life.....................................	7 years
Expected volatility...........................	26%
Risk-free interest rate......................	1.76%
Weighted average fair value..........	$ 1.88

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement dated February 28, 2013, with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of March 31, 2016, 45,460 of these options remain outstanding with an average exercise price of $9.42 and a remaining contractual term of 3.54 years.

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

As of March 31, 2016, there was $313 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 3.25 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan, with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 27,500 performance options were cancelled in 2015 leaving 71,500 outstanding as of March 31, 2016.  These non-vested options may be further adjusted in the future.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Director Restricted Stock grants vest in one year to coincide with the required service period.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of March 31, 2016, there was $358 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through March 22, 2020.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2016:

Shares
Outstanding unvested shares at beginning of period	165,474
Shares Granted during period	9,250
Shares Forfeited/cancelled during the period	(100)
Vested Shares during this period	(19,299)
Outstanding unvested shares at end of period	155,325

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

At March 31, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $95.5 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $711 thousand of performance standby letters of credit outstanding, and $1.2 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of March 31, 2016, the Company also has deposit letters of credit totaling $9.8 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by the Company’s investment securities, which are included as part of the overall investment securities pledged to secure public fund deposits.

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

Under the revised capital guidelines, the Bank’s minimum capital to risk-adjusted assets requirements consist of a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  In addition, the Bank must maintain a minimum Tier 1 leverage ratio of at least 4.0% (5.0% to be considered “well capitalized”).  The new minimum capital requirements became effective on January 1, 2015.

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements began to phase in over a three-year period beginning January 1, 2016 and is 0.625% during 2016.  The capital buffer requirement, on a fully phased-in basis as of January 1, 2019, effectively raises the minimum required common equity Tier 1 capital ratio to 7.0% (5.125% in 2016), the Tier 1 capital ratio to 8.5% (6.625% in 2016), and the total capital ratio to 10.5% (8.625% in 2016).

The Bank’s capital amounts (dollars in thousands) and ratios at March 31, 2016 and December 31, 2015 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2016
Total capital (to risk-weighted assets)	$52,544	13.42%		$31,314	>8.0%	$	>39,142	>10.0%
Tier 1 capital (to risk-weighted assets)	40,536	10.36		>23,485	>6.0		>31,314	>8.0
Tier 1 common equity capital (to risk-weighted assets)	40,536	10.36		>17,614	>4.5		>25,442	>6.5
Tier 1 capital (to total assets)	40,536	8.22		>19,714	>4.0		>24,643	>5.0
December 31, 2015
Total capital (to risk-weighted assets)	$51,889	12.98%	$	>31,985	>8.0%	$	>39,981	>10.0%
Tier 1 capital (to risk-weighted assets)	39,858	9.97		>23,989	>6.0		>31,985	>8.0
Tier 1 common equity capital (to risk-weighted assets)	39,858	9.97		>17,992	>4.5		>25,988	>6.5
Tier 1 capital (to total assets)	39,858	8.11		>19,655	>4.0		>24,568	>5.0

First Priority’s ability to pay cash dividends is dependent on receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to First Priority in the form of cash dividends. All dividends are currently subject to prior approval of the Pennsylvania Department of Banking and Securities and the FDIC and are payable only from the undivided profits of the Bank, with the exception of an exemption enacted by the Pennsylvania Department of Banking and Securities which allows the Bank to pay dividends related to the preferred stock originally issued under the U.S. Department of the Treasury’s Troubled Asset Relief Program—Capital Purchase Program. Additionally, First Priority has met the requirement of obtaining prior approval from the Federal Reserve Bank on any payment of dividends, including dividends on the aforementioned preferred stock, when net income for the past four quarters is not sufficient to fund the dividend payments over that same period or when such payment would negatively impact capital adequacy of the Company.

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$12,027	$—	$12,027	$—
Obligations of states and political subdivisions	10,440	—	10,440	—
Federal agency mortgage-backed securities	16,548	—	16,548	—
Federal agency collateralized mortgage obligations	309	—	309	—
Money market mutual fund	41	41	—	—
Total assets measured at fair value on a recurring basis	$39,365	$41	$39,324	$—
As of December 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$62,904	$—	$62,904	$—
Obligations of states and political subdivisions	14,347	—	14,347	—
Federal agency mortgage-backed securities	17,037	—	17,037	—
Federal agency collateralized mortgage obligations	347	—	347	—
Money market mutual fund	69	69	—	—
Total assets measured at fair value on a recurring basis	$94,704	$69	$94,635	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2016:
Impaired loans	$3,628	$—	$—	$3,628
Total assets measured at fair value on a nonrecurring basis	$3,628	$—	$—	$3,628
As of December 31, 2015:
Impaired loans	$3,699	$—	$—	$3,699
Other real estate owned	935	—	—	935
Total assets measured at fair value on a nonrecurring basis	$4,634	$—	$—	$4,634

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

Quantitative information about Level 3 fair value measurements at March 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$3,628	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.76%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.21%)

Quantitative information about Level 3 fair value measurements at December 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$3,699	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.75%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.34%)
Other real estate owned	$935	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-25% (3.39%)
			Liquidation expenses	7%-8.5% (8.38%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At March 31, 2016, there were no other real estate owned which included non-recurring fair value adjustments during the current period.  As of December 31, 2015, the fair value consists of other real estate owned balances of $1.3 million, net of a valuation allowance of $404 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of March 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.4 million, net of valuation allowances of $448 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $852 thousand. As of December 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.5 million, net of valuation allowances of $452 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $867 thousand.

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

At March 31, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,686	$28,686	$28,686	$—	$—
Securities available for sale	39,365	39,365	41	39,324	—
Securities held to maturity	19,442	20,453	—	20,453	—
Loans receivable, net	405,722	412,704	—	—	412,704
Restricted stock	2,247	2,247	—	2,247	—
Accrued interest receivable	1,555	1,555	—	1,555	—

Liabilities:
Deposits	409,383	410,702	—	410,702	—
Federal Home Loan Bank of Pittsburgh advances	44,875	44,915	—	44,915	—
Subordinated debt	9,190	9,201	—	9,201	—
Accrued interest payable	496	496	—	496	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$5,909	$5,909	$5,909	$—	$—
Securities available for sale	94,704	94,704	69	94,635	—
Securities held to maturity	19,886	20,446	—	20,446	—
Loans receivable, net	406,358	413,187	—	—	413,187
Restricted stock	3,368	3,368	—	3,368	—
Accrued interest receivable	1,623	1,623	—	1,623	—

Liabilities:
Deposits	408,687	409,029	—	409,029	—
Federal Home Loan Bank of Pittsburgh advances	74,725	74,654	—	74,654	—
Subordinated debt	9,201	9,201	—	9,201	—
Accrued interest payable	450	450	—	450	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Note 12─Subsequent Event

The Company amended its articles of incorporation, effective May 4, 2016, to increase the number of authorized shares of its common stock, $1.00 par value, from 10,000,000 shares to 20,000,000 shares.  The amendment was approved by shareholders at the 2016 annual meeting of shareholders held on May 3, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2016 and 2015, and its financial condition as of March 31, 2016 and December 31, 2015. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2016 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document and the “Risk Factors” described in the Company’s Form 10-K for the period ended December 31, 2015.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the three months ended March 31,
	2016	2015
Total revenue (1)	$ 4,359	$ 4,094
Net income	531	417
Total assets	511,695	471,267
Total loans receivable	408,505	372,469
Total deposits	409,383	380,935

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

Critical Accounting Policies, Judgments and Estimates

First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K as of December 31, 2015, filed with the Securities and Exchange Commission.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of March 31, 2016 and December 31, 2015 for more information.

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

Stock Based Compensation. Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on management’s assumptions.  The value of restricted stock awards is determined based on the estimated fair value of the shares at the date of the award.

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

Results of Operations Comparative Summary

Shown in the table below are the three month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended March 31,		Increase (decrease)	% Change
	2016	2015
	(Dollars in thousands)
Net interest income	$3,950	$3,888	$62	1.6%
Non-interest income	409	206	203	98.5%
Total Revenue	4,359	4,094	265	6.5%
Provision for loan losses	110	120	(10)	(8.3)%
Non-interest expenses	3,477	3,352	125	3.7%
Income before income tax expense	772	622	150	24.1%
Income tax expense	241	205	36	17.6%
Net Income	$531	$417	$114	27.3%
Preferred dividends, including net amortization	177	166	11	6.6%
Net Income to common shareholders	$354	$251	$103	41.0%
Income per common share:
Basic	$0.05	$0.04	$0.01
Diluted	$0.05	$0.04	$0.01

Operating results reflected above for the first quarter of 2016 were impacted by the following items, including the specific line items impacted:

•

First, the Company sold $3.8 million of investments classified as obligations of states and political subdivisions during the first quarter of 2016 in order to take advantage of favorable market conditions, resulting in gains from these sales totaling $235 thousand, which are included in non-interest income above.  There were no gains recorded in the first quarter of 2015.

•

Second, the Company announced plans to close its Plumstead Office during the second quarter of 2016.  In connection with this action, a reserve totaling $91 thousand was booked to non-interest expenses related to the write off of leasehold improvements and the remaining payments due through the end of the current lease term.  Anticipated annual savings of approximately $200 thousand are expected as a result of lower ongoing operating costs, which should begin to impact earnings in the third quarter of 2016.

•

Third, as previously disclosed, the Bank issued $9.5 million of 7% subordinated debt in November 2015, of which $6 million was utilized to redeem a portion of the Company’s 9% Preferred Stock on January 22, 2016.  Interest expense and related amortization recorded during the first quarter of 2016 totaled $172 thousand related to the subordinated debt issuance, which is included in interest expense and is tax deductible.  The preferred dividend declared and paid during the first quarter of 2016 totaled $177 thousand, which was $100 thousand higher than the ongoing quarterly dividend which will be paid beginning in the second quarter of 2016, after the completion of the $6 million preferred stock redemption in January 2016.

This dividend, which impacts the preferred dividends line above as well as income to common shareholders, is not tax deductible.

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

The following tables set forth, for the three month periods ended March 31, 2016 and 2015, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended March 31,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$407,491	$4,560	4.50%	$371,256	$4,187	4.57%	$373	8.9%
Taxable investment securities	53,892	301	2.24%	61,371	348	2.30%	(47)	(13.5)%
Nontaxable investment securities	14,412	147	4.10%	2,445	25	4.11%	122	488.0%
Total investment securities	68,304	448	2.64%	63,816	373	2.37%	75	20.1%
Deposits with banks and other (1)	4,092	28	2.74%	4,355	94	8.78%	(66)	(70.2)%
Total interest earning assets	479,887	5,036	4.22%	439,427	4,654	4.29%	382	8.2%
Non-interest-earning assets (1)	18,971			20,500
TOTAL ASSETS	$498,858			$459,927
Interest-bearing liabilities:
Demand, interest-bearing	$40,907	26	0.25%	$33,127	19	0.23%	$7	36.8%
Money market and savings	92,565	102	0.44%	102,125	74	0.30%	28	37.8%
Time deposits	226,160	720	1.28%	195,220	633	1.31%	87	13.7%
FHLB advances and other borrowings	31,229	66	0.85%	31,050	40	0.52%	26	65.0%
Subordinated debt	9,192	172	7.51%	—	—	0.00%	172	—
Total interest-bearing liabilities	400,053	1,086	1.09%	361,522	766	0.86%	320	41.8%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	49,100			46,222
Other liabilities	1,629			1,590
Shareholders’ equity	48,076			50,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,858			$459,927
Net interest income/rate spread		$3,950	3.13%		$3,888	3.43%	$62	1.6%
Net interest margin			3.31%			3.59%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2016 vs. 2015
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$436	$(63)	$373
Taxable investment securities	(39)	(8)	(47)
Nontaxable investment securities	122	—	122
Total investment securities	83	(8)	75
Deposits with banks and other	(5)	(61)	(66)
Total interest earning assets	514	(132)	382
Interest expense:
Demand, interest-bearing	5	2	7
Money market and savings	(7)	35	28
Time deposits	103	(16)	87
FHLB advances and other borrowings	—	26	26
Subordinated debt	172	—	172
Total interest bearing liabilities	273	47	320
Change in net interest income	$241	$(179)	$62

For the three months ended March 31, 2016, net interest income increased $62 thousand, or 1.6%, from $3.89 million compared to the three months ended March 31, 2015 to $3.95 million. Net interest margin declined 28 basis points from 3.59% for the first quarter of 2015 to 3.31% for the same period in 2016. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 30 basis points from 3.43% for the three months ended March 31, 2015 to 3.13% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for a net increase of $241 thousand while the change in our relative rate structure resulted in a net decline in net interest income of $179 thousand.

Average interest earning assets for the first quarter of 2016 increased $40.5 million, or 9.2%, including increases in average loans of $36.2 million, or 9.8%, and an increase in average investment balances of $4.5 million, or 7.0%, when compared to the prior year quarter. This increased volume of average earning assets provided an additional $514 thousand in interest income, with $436 thousand provided from incremental loan balances. The average yield on earning assets declined 7 basis points in the current quarter compared to the prior year three month period from 4.29% to 4.22% which resulted in a rate related decline of interest income of $132 thousand between the periods, of which a decline of $63 thousand can be attributed to lower yields on loans and $61 thousand primarily related to lower dividends from restricted investments in bank stocks.

Average interest bearing liabilities increased $38.5 million, or 10.7%, when comparing the current quarter to the prior year quarter. Average deposit balances increased $29.2 million, consisting of increases in time deposits of $30.9 million and interest bearing NOW accounts of $7.8 million offset by a decrease in money market and savings deposits of $9.6 million.  Also, when comparing these periods, the issuance of subordinated debt in November 2015 resulted in an average balance of $9.2 million in the first quarter of 2016.  The incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $273 thousand, of which $172 thousand was attributable to the subordinated debt. At the same time, due to the change in mix of balances, the average rate on interest bearing liabilities increased in the current quarter compared to the prior year three month period from 0.86% to 1.09%, and overall interest expense increased $47 thousand between the periods related to this increase in rates.

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

The provision for loan losses was $110 thousand for the three months ended March 31, 2016 compared to $120 thousand for the same period in 2015.  The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans decreased $648 thousand during the three months ended March 31, 2016 and increased $2.8 million during the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2016 and 2015, totaled $122 thousand and $56 thousand, respectively.  The allowance for loan losses was $2.8 million at both March 31, 2016 and December 31, 2015 which represented 0.68% of total loans outstanding for both respective dates.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off or are refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. To the extent there is a decrease in the present value of cash flows from acquired impaired loans after the date of acquisition, the Company records a provision for loan losses. During the three months ended March 31, 2016, the Company recorded an incremental provision for loan losses of $11 thousand related to acquired loans, as net charge-offs on non-credit impaired purchased loans totaled $41 thousand less $30 thousand of previously provided specific reserves related to these same charged off loans.  During the three months ended March 31, 2015, the Company recorded a provision for loan losses totaling $42 thousand related to acquired loans. There were charge-offs recorded during the same period totaling $8 thousand on loans that were initially considered credit impaired loans as of the acquisition date and net charge-offs on non-credit impaired purchased loans totaling $34 thousand.

Non-Interest Income

For the three months ended March 31, 2016, non-interest income totaled $409 thousand, compared to $206 thousand, for the same period in 2015. Non-interest income is comprised of wealth management fees which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gain from the sale of investment securities, and other fees which the Bank collects from its banking customers.  In the current year, there were $235 thousand in gains from the sale of investment securities available for sale.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change
	March 31,		2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$69	$90	$(21)	(23.3)%
Service charges on deposits	34	35	(1)	(2.9)
Other branch fees	44	42	2	4.8
Loan related fees	6	9	(3)	(33.3)
Gains on sales of investment securities	235	—	235	100.0
Bank owned life insurance income	20	21	(1)	(4.8)
Other	1	9	(8)	(88.9)
Total Non-Interest Income	$409	$206	$203	98.5%

Non-Interest Expenses

For the three months ended March 31, 2016, non-interest expenses were $3.48 million, compared to $3.35 million for the same periods in 2015, an increase of $125 thousand, or 3.7%.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change
	March 31,		2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$1,981	$1,852	$129	7.0%
Occupancy and equipment	543	545	(2)	(0.4)
Data processing equipment and operations	217	220	(3)	(1.4)
Professional fees	136	181	(45)	(24.9)
Marketing, advertising and business development	44	30	14	46.7
FDIC insurance assessments	57	89	(32)	(36.0)
Pennsylvania bank shares tax expense	83	93	(10)	(10.8)
Other real estate owned costs	85	59	26	44.1
Other	331	283	48	17.0
Total Non-Interest Expenses	$3,477	$3,352	$125	3.7%

Highlights of significant non-interest expenses items for the first quarter, 2016 compared to the first quarter, 2015

•

Salaries and employee benefits increased $129 thousand, or 7.0%, in the three months ended March 31, 2016 compared to the first quarter of 2015. This increase resulted from incremental staffing costs to enhance business development opportunities, increased bonus and stock based compensation expense and related payroll taxes.

~~•~~	Occupancy and equipment costs were relatively flat between the current quarter and the same period last year.
•	Data processing equipment and operations costs decreased by $3 thousand, or 1.4%.
•	Professional fees decreased $45 thousand primarily related to lower legal expenses which included the collection of costs previously expensed on a problem loan.
•	Marketing, advertising and business development expenses increased $14 thousand, or 46.7%, primarily related to marketing campaigns to enhance brand awareness.
•

FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in the current quarter compared to prior year.  These expenses are primarily calculated based on asset size and equity levels of the Bank.

•

Net costs related to other real estate owned increased $26 thousand, or 44.1% in the current quarter compared to the same period in 2015. Incremental acquisition related costs of $15 thousand were incurred related to sheriff costs or unpaid taxes in order to obtain clear title on properties to enable timely liquidation while ongoing maintenance and operating costs increased $51 thousand when comparing these same periods.  These higher costs were offset by $10 thousand of incremental rental income collected in the first three months of 2016 compared to the prior year and by losses on property sales or valuation adjustments totaling $30 thousand recorded in the first quarter of 2015.

•

Other expenses increased $48 thousand, or 17.0%, in the current quarter compared to the quarter ended March 31, 2015, primarily due to the write-off of leasehold improvements related to the closure of the Plumstead Branch.

Provision for Income Taxes

Income tax expense recorded in the three months ended March 31, 2016 totaled $241 thousand compared to $205 thousand for the first three months of 2015.  The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 31.2% and 33.0%, respectively, which declined primarily due to an increased level of non-taxable investment securities.

The Company’s net operating loss (“NOL”) carryforwards totaled $7.3 million as of March 31, 2016, including acquired NOLs. First Priority had NOL carryforwards of $5.4 million at March 31, 2016, which expire in 2028 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.4 million at March 31, 2016, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $615 thousand remains available to reduce future federal income taxes as of March 31, 2016. This NOL is also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

Financial Condition as of March 31, 2016 and December 31, 2015

Balance Sheet Review

			Net Change	% Change
	March 31,	December 31,	2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 28,686	$ 5,909	$ 22,777	385.5%
Investment securities	58,807	114,590	(55,783)	-48.7%
Loans	408,505	409,153	(648)	-0.2%
Total earning assets	495,998	529,652	(33,654)	-6.4%

Allowance for loan losses	(2,783)	(2,795)	12	-0.4%
Restricted investments in bank stocks	2,247	3,368	(1,121)	-33.3%
Premises and equipment, net	1,975	2,033	(58)	-2.9%
Bank owned life insurance	3,197	3,178	19	0.6%
Other real estate owned	1,975	1,633	342	20.9%
Deferred income tax assets, net	3,240	3,543	(303)	-8.6%
Goodwill and other identifiable intangibles	3,015	3,035	(20)	-0.7%
Other assets	2,831	2,893	(62)	-2.1%
Total assets	$ 511,695	$ 546,540	$ (34,845)	-6.4%

Liabilities
Deposits	$ 409,383	$ 408,687	$ 696	0.2%
Federal Home Bank of Pittsburgh advances	44,875	74,725	(29,850)	-39.9%
Subordinated debt	9,190	9,201	(11)	-0.1%
Other liabilities	1,521	1,836	(315)	-17.2%
Total liabilities	464,969	494,449	(29,480)	-6.0%
Equity
Total shareholders' equity	46,726	52,091	(5,365)	-10.3%
Total liabilities and shareholders' equity	$ 511,695	$ 546,540	$ (34,845)	-6.4%

Total assets at March 31, 2016 were $511.7 million, representing a decrease of $34.8 million or 6.4% when compared to total assets of $546.5 million at December 31, 2015.  Total assets at March 31, 2016 consisted primarily of loans outstanding of $408.5 million, investment securities of $58.8 million and cash and cash equivalents of $28.7 million. At December 31, 2015, total assets consisted primarily of loans outstanding of $409.2 million, investment securities of $114.6 million and cash and cash equivalents of $5.9 million.

Deposits totaled $409.4 million at March 31, 2016 compared to $408.7 million at December 31, 2015, an increase of $696 thousand, or 0.2%. Of the total deposits at March 31, 2016, $192.5 million, or 47.0% of total deposits, are core deposits consisting of demand, money market and savings deposits, which increased of $17.2 million, or 9.8% compared to core deposits of $175.3 million at December 31, 2015.

Advances from Federal Home Bank of Pittsburgh totaled $44.9 million at March 31, 2016 compared to $74.7 million at December 31, 2015, a decrease of $29.9 million, or 39.9% while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at March 31, 2016 was $46.7 million, representing a decrease of $5.4 million from $52.1 million at December 31, 2015, primarily related to the redemption of preferred stock totaling $6.0 million.

Investments

First Priority’s total investment portfolio was $58.8 million at March 31, 2016, compared to $114.6 million at December 31, 2015, a decline of $55.8 million, or 48.7%. During the first quarter of 2016, the Company sold $3.8 million of state and municipal obligations in order to take advantage of favorable market conditions.  Also, as of December 31, 2015, the investment portfolio included $50 million of short-term investments, consisting of United States Treasury securities and Federal Home Loan Bank notes, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2016.

As of March 31, 2016 and December 31, 2015, investments totaling $39.4 million and $94.7 million, respectively, were classified as available for sale while $19.4 million and $19.9 million, respectively, were classified as held to maturity. Total investments accounted for 11.5% and 21.0% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, totaling $28 thousand as of March 31, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $615 thousand at March 31, 2016 compared to $315 thousand at December 31, 2015. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at March 31, 2016 was comprised of federal agency securities (21%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (28%), obligations of states and political subdivisions (50%), and corporate and other debt securities (1%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2016 or December 31, 2015 and recorded no OTTI charges during the three months ended March 31, 2016 and 2015.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2016. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of March 31, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$12,027	1.32%	$—	—	$—	—	$12,027	1.32%
Obligations of states and political subdivisions	252	1.01%	3,636	1.95%	694	2.91%	5,858	4.06%	10,440	3.18%
Federal agency mortgage backed securities	—	—	—	—	3,927	2.20%	12,621	2.06%	16,548	2.09%
Federal agency collateralized mortgage obligations	—	—	—	—	206	1.33%	103	2.82%	309	1.83%
Money market mutual fund	41	0.00%	—	—	—	—	—	—	41	0.00%
Total investments available for sale	$293	0.87%	$15,663	1.48%	$4,827	2.26%	$18,582	2.69%	$39,365	2.14%

	Securities Held to Maturity, at Amortized Cost
	As of March 31, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$297	5.80%	$1,803	3.91%	$16,861	4.34%	$18,961	4.32%
Other debt securities	—	—	—	—	—	—	481	4.37%	481	4.37%
Total investments held to maturity	$—	—	$297	5.80%	$1,803	3.91%	$17,342	4.34%	$19,442	4.32%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at March 31, 2016 and December 31, 2015 are shown in the following table:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$11,972	$12,027	$62,967	$62,904
Obligations of states and political subdivisions	10,145	10,440	13,964	14,347
Federal agency mortgage-backed securities	16,284	16,548	17,042	17,038
Federal agency collateralized mortgage obligations	308	309	347	346
Money market mutual fund	41	41	69	69
Total investment securities available for sale	$38,750	$39,365	$94,389	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$18,961	$19,944	$19,405	$19,955
Other debt securities	481	509	481	491
Total held to maturity	$19,442	$20,453	$19,886	$20,446

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both March 31, 2016 and December 31, 2015, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.14 million and $3.26 million as of March 31, 2016 and December 31, 2015, respectively. The decrease in investment is attributable to lower investments required to support the decreased level of borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2016, total loans were $408.5 million, representing a decrease of $648 thousand or 0.2% from total loans outstanding of $409.2 million at December 31, 2015. During the first three months of 2016, loan growth included new organic loan production of approximately $12 million while continuing to experience a high level of unscheduled loan payoffs, which when combined with normal principal payments, totaled $13 million.  The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$74,336	18%	$74,470	18%
Commercial Mortgage	180,512	44%	179,365	44%
Commercial Construction	17,077	4%	13,466	3%
Total Commercial	271,925	66%	267,301	65%
Residential Mortgage	96,269	24%	101,185	25%
Home Equity Lines	25,739	6%	24,762	6%
Other Consumer	14,589	4%	15,915	4%
Total Consumer	40,328	10%	40,677	10%
Total Loans	408,522	100%	409,163	100%
Net deferred loan (fees) or costs	(17)	0%	(10)	—
Total	$408,505	100%	$409,153	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2016, commercial mortgage loans totaled $180.5 million, consisting of $124.0 million of loans to finance commercial business properties, of which 59% are owner occupied, $14.8 million to finance, and are secured by, multifamily properties, $37.6 million secured by 1-4 family residential dwelling properties for business purposes, and $4.1 million for other purposes. In addition, as of March 31, 2016, loans to lessors of non-residential buildings totaled $73.8 million, which is included in commercial mortgage loans; of this amount, $35.3 million, or 48%, of these loans are related to owner occupied buildings.

As of December 31, 2015, commercial mortgage loans totaled $179.4 million, consisting of $121.3 million of loans to finance commercial business properties, of which 60% are owner occupied, $17.3 million to finance, and are secured by, multifamily properties, $36.2 million secured by 1-4 family residential dwelling properties for business purposes, and $4.6 million for other purposes. In addition, as of December 31, 2015, loans to lessors of non-residential buildings totaled $74.1 million, which is included in commercial mortgage loans; of this amount, $35.4 million, or 48%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of March 31, 2016, totaled 38% and 182% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	1,968	1,933
Total non-performing loans (1)	1,968	1,933
Other real estate owned	1,975	1,633
Repossessed assets (2)	—	-
Total non-performing assets (3)	3,943	3,566
Performing troubled debt restructurings (4)	2,629	2,638
Total non-performing assets and performing troubled debt restructurings	$6,572	$6,204
Non-performing loans as a percentage of total loans	0.48%	0.47%
Non-performing assets as a percentage of total assets	0.77%	0.65%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.28%	1.14%
Ratio of allowance to non-performing loans at end of period	141%	145%
Ratio of allowance to non-performing assets at end of period	71%	78%
Allowance for loan losses as a percentage of total loans	0.68%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $2.0 million at March 31, 2016, an increase of $35 thousand from the $1.9 million at December 31, 2015. This increase included one new non-accrual loan totaling $511 thousand related to the closure of a commercial business due to financial difficulty.  Three loan relationships with property fair values totaling $342 thousand were transferred to other real estate owned, while charge-offs in the first three months of 2016 totaled $147 thousand.  Total non-performing loans as a percentage of total loans at March 31, 2016 was 0.48%, compared to 0.47% at December 31, 2015. Other real estate owned totaled $2.0 million at March 31, 2016 compared to $1.6 million at December 31, 2015.  As of March 31, 2016 and December 31, 2015 there were no repossessed assets.  Nonperforming assets totaled $3.9 million, or 0.77% of total assets, as of March 31, 2016, compared to $3.6 million, or 0.65% of total assets as of December 31, 2015.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2016 and December 31, 2015, First Priority’s performing troubled debt restructurings totaled $2.6 million for each period.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of March 31, 2016 and December 31, 2015, loans past due 30 to 89 days and still accruing totaled $122 thousand and $1.0 million, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.51% and 0.73%, respectively, of total loans outstanding.

Allowance for Loan Losses

The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated credit losses on loans that may become impaired. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Risks within the loan portfolio are analyzed on a continuous basis by management, periodically analyzed by an external independent loan review function, and are also reviewed by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates the risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended
	March 31,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of period	$2,795	$2,313
Charge-offs:
Commercial and Industrial	—	16
Commercial Mortgage	72	11
Residential Mortgage Loans	—	14
Home equity lines of credit	—	12
Other consumer loans	75	16
Total loans charged off	147	69
Recoveries:
Commercial and Industrial	17	5
Home equity lines of credit	5	4
Other consumer	3	4
Total recoveries	25	13
Net loans charged off	122	56
Provision charged to operations	110	120
Balance at end of period	$2,783	$2,377
Average loans (1)	$407,491	$371,256

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.12%	0.06%
Allowance for loan losses as a percentage of total loans	0.68%	0.64%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.8 million at both March 31, 2016 and December 31, 2015, which represented 0.68% of total loans outstanding at each respective date. As of March 31, 2016 and December 31, 2015, the unamortized portion of the general credit fair value adjustment totaled $108 thousand and $174 thousand, respectively, and the total specific credit market valuation adjustment totaled $362 thousand as of both March 31, 2016 and December 31, 2015. Additionally, as of March 31, 2016 and December 31, 2015 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $470 thousand and $536 thousand, respectively, and the allowance for loan losses of $2.8 million for each respective period, or a total of $3.3 million for both periods, would equate to 0.80% and 0.81% of total loans outstanding as of March 31, 2016 and December 31, 2015, respectively. Net charge-offs recorded totaled $122 thousand for the first three months of 2016 compared to $56 thousand for the same period in 2015.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31,		December 31,
	2016		2015
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$672	18%	$631	18%
Commercial Mortgage	819	44%	831	44%
Commercial Construction	67	4%	56	3%
Residential Mortgage Loans	248	24%	259	25%
Home Equity Lines of Credit	154	6%	167	6%
Other Consumer Loans	59	4%	84	4%
Total Allocated	2,019	100%	2,028	100%
Unallocated	764		767
TOTAL	$2,783		$2,795

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $448 thousand has been provided on impaired loans of $4.6 million at March 31, 2016 compared to a specific allocation of $452 thousand related to $4.6 million of originated impaired loans at December 31, 2015.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 42 basis points of gross loans, depending on individual ratings applied.   The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $1.6 million as of both March 31, 2016 and December 31, 2015, respectively.

An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of March 31, 2016, management believes that the allowance for loan losses of $2.8 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2016, these loans totaled $73.8 million and $60.9 million, respectively, or 18.1% and 14.9%, respectively, of the total loans outstanding. As of December 31, 2015, these same classifications of loans totaled $74.1 million and $58.4 million, respectively, or 18.1% and 14.3%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $409.4 million at March 31, 2016 compared to $408.7 million at December 31, 2015, representing an increase of $696 thousand or 0.2%. During the first three months of 2016, increases of $12.9 million in demand deposits, $4.2 million in money market deposit and savings accounts and $1.1 million in retail time deposits were offset by a decrease in brokered time deposits of $17.5 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2016 and December 31, 2015, brokered deposits totaled $95.8 million and $113.3 million, respectively. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the three months ended March 31,
	2016		2015
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$49,100		$46,222
Demand, interest-bearing	40,907	0.25%	33,127	0.23%
Money market and savings deposits	92,565	0.44%	102,125	0.30%
Time deposits	226,160	1.28%	195,220	1.31%
Total interest-bearing deposits	359,632	0.95%	330,472	0.89%
Total deposits	$408,732		$376,694

The maturity distribution of time deposits of $100,000 or more as of March 31, 2016, is as follows:

March 31,
2016
Three Months or Less	$20,614
Over Three Through Six Months	7,036
Over Six Through Twelve Months	7,782
Over Twelve Months	21,635
TOTAL	$57,067

Short-Term Borrowed Funds

At March 31, 2016, First Priority had short-term borrowings totaling $29.9 million, compared to $59.7 million at December 31, 2015. Short-term borrowings consisted of advances from the FHLB with an original maturity of one year or less as of each of these periods. The decrease of $29.9 million, or 50.0%, between periods in short-term borrowings resulted primarily from the decline in short-term investment securities from the prior year end in conjunction with the increase in interest bearing deposits reflected in cash and cash equivalents. Advances from the FHLB at March 31, 2016 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2016 and 2015. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the three months ended March 31,
	2016	2015
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$7	$94
Weighted average rate during the period	0.76%	0.51%
FHLB short-term borrowings:
Balance at period end	$29,875	$27,000
Weighted average rate at period end	0.49%	0.32%
Maximum month-end balance	$29,875	$27,000
Average daily balance during the period	$16,222	$19,956
Weighted average rate during the period	0.61%	0.31%

Long-Term Debt

Long-term debt totaled $15.0 million as of March 31, 2016 and December 31, 2015.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.09%, as of each of these respective dates and an average remaining life of 1.7 years and 1.9 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $15.0 million and $11.0 million during the three months ended March 31, 2016 and 2015, respectively, with an average rate of 1.09% and 0.89% for each of these respective periods. The maximum month-end balance of these borrowings was $15.0 million for the first three months of 2016 and $11.0 million for the same period in 2015.

Subordinated Debt

On November 13, 2015, the Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs. The Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the maturity date.  Upon receipt of regulatory approvals in December 2015, the Bank distributed $6.0 million of the proceeds from the subordinated note issuance to First Priority, and subsequently, in January 2016, First Priority utilized the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.

Capital Resources

Shareholders’ equity at March 31, 2016 was $46.7 million, representing a decrease of $5.4 million from $52.1 million at December 31, 2015. Included in equity as of December 31, 2015 was $9.4 million of preferred stock, of which $6.0 million was redeemed in January 2016.  Additionally, increases in equity related to net income of $531 thousand, stock based compensation costs of $93 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $188 thousand, were partially offset by preferred dividends paid of $177 thousand.

As noted above, in January 2016, First Priority utilized $6 million of the proceeds received from the issuance of Tier 2 qualifying subordinated debt to redeem 6,000 shares of the Company’s outstanding preferred stock.  This redemption consisted of all outstanding shares of Series A and Series B, and 1,192 shares of the Series C preferred stock, which were redeemed on a pro rata basis, which subsequently leaves 3,404 shares of Series C outstanding.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

The Bank exceeds the minimum capital requirements established by regulatory agencies. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity and qualifying preferred stock, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. Tier 2 capital also consists of the allowance for loan losses, subject to certain limitations, and qualifying subordinated debt. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at March 31, 2016 and December 31, 2015.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of March 31, 2016	As of December 31, 2015	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer	To Be Considered "Well-Capitalized"	As of March 31, 2016	As of December 31, 2015
Total risk-based capital	13.52%	13.08%	8.00%	8.625%	10.00%	13.42%	12.98%
Tier 1 risk-based capital	10.45%	10.07%	6.00%	6.625%	8.00%	10.36%	9.97%
Tier 1 common equity capital	9.82%	9.60%	4.50%	5.125%	6.50%	10.36%	9.97%
Tier 1 leverage capital	8.30%	8.19%	4.00%	N/A	5.00%	8.22%	8.11%

The ratios shown above, for both the Company and the Bank, include the $9.5 million issuance of Tier 2 qualifying subordinated debt noted above.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2015.  As of March 31, 2016, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2016 and 2015.

	At or for the three months ended
	March 31,
	2016	2015
Return on average assets................................	0.43%	0.37%
Return on average equity................................	4.44%	3.34%
Average equity to average assets ratio........	9.64%	11.00%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in First Priority’s consolidated financial statements. Rather, the statements have been prepared on a historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, the assets and liabilities of financial institutions, such as First Priority and the Bank, are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on its performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. First Priority seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Arrangements

Through the operations of the Bank, First Priority has made contractual commitments to extend credit, in the ordinary course of its business activities, to meet the financing needs of customers. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on the balance sheets. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses. The same credit and collateral policies are used in making these commitments as for on-balance sheet instruments.

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

At March 31, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $95.5 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $711 thousand of performance standby letters of credit outstanding, and $1.2 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of March 31, 2016, the Company also has deposit letters of credit totaling $9.8 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by the Company’s investment securities, which are included as part of the overall investment securities pledged to secure public fund deposits.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At March 31, 2016, wholesale funding sources totaled $140.7 million and were comprised of $95.8 million of brokered certificates of deposit and $44.9 million of FHLB advances. At December 31, 2015, wholesale funding sources totaled $188.0 million and were comprised of $113.3 million of brokered certificates of deposit and $74.7 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of the Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides the most effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits which can be redeemed early by the depositor at lower than market rate penalties.

As of March 31, 2016 and December 31, 2015, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2016 and December 31, 2015, the Bank had a total borrowing capacity with the FHLB of $172 million and $169 million, respectively, with advances and letters of credit outstanding of $57.4 million and $74.7 million, respectively.  Short-term liquid assets at March 31, 2016 and December 31, 2015 totaled $25.4 million and $52.4 million, respectively, and were comprised of $25.4 million and $2.4 million, respectively, of interest bearing deposits held at correspondent banks and, as of December 31, 2015, $50 million of investment securities due within 30 days.

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

At March 31, 2016, First Priority was liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

PART II

Item 1.  Legal Proceedings

A certain amount of litigation arises in the ordinary course of the business of First Priority and the Bank. In the opinion of the management of First Priority, there are no proceedings pending to which First Priority or the Bank is a party or to which their property is subject, that, if determined adversely to them, would be material in relation to First Priority’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of First Priority and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against First Priority or the Bank by governmental authorities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: May 16, 2016	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: May 16, 2016	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
3.1	Articles of Incorporation of First Priority Financial Corp.
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.