Form 10-Q
period 2016-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2016-08-12
CIK 1389772

ed

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 9, 2016
Common Stock, $1.00 Par Value	6,530,244 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$4,183	$3,533
Interest-bearing deposits in banks	16,798	2,376
Total cash and cash equivalents	20,981	5,909
Securities available for sale, at fair value (amortized cost: $32,855 and $94,389, respectively)	33,770	94,704
Securities held to maturity, at amortized cost (fair value: $21,003 and $20,446, respectively)	19,325	19,886
Loans receivable	418,069	409,153
Less: allowance for loan losses	2,807	2,795
Net loans	415,262	406,358
Restricted investments in bank stocks	2,074	3,368
Premises and equipment, net	1,879	2,033
Bank owned life insurance	3,217	3,178
Accrued interest receivable	1,542	1,623
Other real estate owned	1,733	1,633
Deferred taxes	2,928	3,543
Goodwill	2,725	2,725
Intangible assets with finite lives, net	272	310
Other assets	1,208	1,270
Total Assets	$506,916	$546,540
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$51,971	$46,343
Interest-bearing	358,664	362,344
Total deposits	410,635	408,687
Federal Home Loan Bank of Pittsburgh advances	37,900	74,725
Subordinated debt	9,196	9,201
Accrued interest payable	447	450
Other liabilities	1,237	1,386
Total Liabilities	459,415	494,449
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $100 par value; authorized 10,000,000 shares:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579 as of December 31, 2015	—	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229 as of December 31, 2015	—	229
Series C: 9%; 3,404 and 4,596 shares issued and outstanding; liquidation value: $3,404 and $4,596, respectively	3,404	4,596
Common stock, $1 par value; authorized 20,000,000 shares as of June 30, 2016 and
10,000,000 shares as of December 31, 2015;
issued and outstanding: 2016: 6,519,744; 2015: 6,492,194	6,520	6,492
Surplus	40,492	40,327
Accumulated deficit	(3,535)	(4,368)
Accumulated other comprehensive income	620	236
Total Shareholders’ Equity	47,501	52,091
Total Liabilities and Shareholders’ Equity	$506,916	$546,540

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans receivable, including fees	$4,718	$4,302	$9,278	$8,489
Securities—taxable	293	372	594	720
Securities—exempt from federal taxes	115	63	262	88
Interest bearing deposits and other	28	24	56	118
Total Interest and Dividend Income	5,154	4,761	10,190	9,415
Interest Expense
Deposits	860	718	1,708	1,444
Short-term borrowings	19	33	44	49
Long-term debt	42	25	83	49
Subordinated debt	172	—	344	—
Total Interest Expense	1,093	776	2,179	1,542
Net Interest Income	4,061	3,985	8,011	7,873
Provision for Loan Losses	90	130	200	250
Net Interest Income after Provision for Loan Losses	3,971	3,855	7,811	7,623
Non-Interest Income
Wealth management fee income	109	174	178	264
Gains on sales of investment securities	104	—	339	—
Bank owned life insurance income	19	21	39	42
Other	94	91	179	186
Total Non-Interest Income	326	286	735	492
Non-Interest Expenses
Salaries and employee benefits	2,033	1,912	4,014	3,764
Occupancy and equipment	468	514	1,011	1,059
Data processing equipment and operations	220	218	437	438
Professional fees	171	163	307	344
Marketing, advertising, and business development	54	52	98	82
FDIC insurance assessments	75	87	132	176
Pennsylvania bank shares tax expense	86	94	169	187
Other real estate owned	107	88	192	147
Other	271	298	602	581
Total Non-Interest Expenses	3,485	3,426	6,962	6,778
Income before Income Tax Expense	812	715	1,584	1,337
Income Tax Expense	256	236	497	441
Net Income	$556	$479	$1,087	$896
Preferred dividends	77	211	254	377
Income to Common Shareholders	$479	$268	$833	$519
Income per common share:
Basic	$0.07	$0.04	$0.13	$0.08
Diluted	$0.07	$0.04	$0.13	$0.08
Weighted average common shares outstanding:
Basic	6,503	6,446	6,499	6,446
Diluted	6,568	6,506	6,549	6,500

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income	$556	$479	$1,087	$896
Other comprehensive income:
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	404	(484)	939	(90)
Reclassification adjustment for realized gains included in net income	(104)	-	(339)	-
Tax effect	(102)	164	(204)	30
Net unrealized gain (loss) arising during the period	198	(320)	396	(60)
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(4)	(7)	(19)	(20)
Tax effect	2	3	7	7
Net unrealized holding losses on securities transferred during the period	(2)	(4)	(12)	(13)
Total other comprehensive income (loss)	196	(324)	384	(73)
Total comprehensive income	$752	$155	$1,471	$823

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2016 and 2015

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(377)	—	(377)
Issuance of 11,000 shares of restricted common stock	—	11	(11)	—	—	—
Forfeiture of 5,350 shares of restricted common stock	—	(5)	5	—	—	—
Net Income	—	—	—	896	—	896
Other comprehensive loss	—	—	—	—	(73)	(73)
Stock based compensation expense	—	—	134	—	—	134
Balance—June 30, 2015	$9,404	$6,453	$40,173	$(5,160)	$(79)	$50,791
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(254)	—	(254)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 25,550 shares of restricted common stock, net of forfeitures	—	26	(26)	—	—	—
Exercise of 2,000 shares of common stock options	—	2	10	—	—	12
Net income	—	—	—	1,087	—	1,087
Other comprehensive income	—	—	—	—	384	384
Stock based compensation expense	—	—	181	—	—	181
Balance—June 30, 2016	$3,404	$6,520	$40,492	$(3,535)	$620	$47,501

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the six months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,087	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	250
Write down of other real estate owned	43	137
Depreciation and amortization of premises and equipment	165	215
Net amortization	90	9
Stock based compensation expense	181	134
Net amortization of investment securities premiums and discounts	93	101
Net gain on sale of investment securities	(339)	—
Net gain on sale of other real estate owned	(2)	(87)
Net loss on disposal of premises and equipment	25	5
Bank owned life insurance policy income	(39)	(42)
Originations of loans held for sale	—	(1,196)
Proceeds from sale of loans held for sale	—	1,196
Deferred income tax expense	418	383
Decrease (increase) in accrued interest receivable	81	(90)
Decrease (increase) in other assets	61	(8)
Decrease in accrued interest payable	(3)	(9)
(Decrease) increase in other liabilities	(131)	76
Net Cash Provided by Operating Activities	1,930	1,970
Cash Flows from Investing Activities
Net repayments (originations) in loans	3,188	(16,383)
Purchase of loans	(12,730)	—
Purchases of securities available for sale	(1,456)	(19,839)
Redemption (purchase) of restricted stock	1,294	(363)
Proceeds from maturities or calls of securities available for sale	56,660	33,647
Proceeds from maturities or calls of securities held to maturity	505	215
Proceeds from the sale of securities available for sale	6,609	—
Proceeds from the sale of other real estate owned	200	313
Purchases of premises and equipment	(36)	(81)
Proceeds from the sale of premises and equipment	—	4
Net Cash Provided by (Used in) Investing Activities	54,234	(2,487)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,009	(633)
Net (decrease) increase in short-term borrowings	(36,825)	11,737
Redemption of preferred stock	(6,000)	—
Payments regarding subordinance debt issuance costs	(16)	—
Proceeds from the exercise of common stock options	12	—
Cash dividends paid on preferred stock	(272)	(370)
Net Cash (Used in) Provided by Financing Activities	(41,092)	10,734
Net Increase in Cash and Cash Equivalents	15,072	10,217
Cash and Cash Equivalents—Beginning	5,909	7,866
Cash and Cash Equivalents—Ending	$20,981	$18,083
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of loans receivable to other real estate owned	$341	$232
Cash paid for interest on deposits and borrowings	$2,243	$1,662
Cash paid for income taxes	$43	$20

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has 7 retail branch office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of June 30, 2016, First Priority had total assets of $506.9 million and total shareholders’ equity of $47.5 million.

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

The Bank currently seeks deposits and commercial and private banking relationships through its seven banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management electronic banking and mobile products as well as online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes various advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to June 30, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of June 30, 2016 there were three remaining acquired purchased credit impaired loans with a net recorded balance of $238 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of June 30, 2016, the net recorded balance of acquired loans resulting from the Affinity merger totaled $18.0 million, including a remaining interest rate fair value adjustment of $72 thousand offset by a remaining accretable credit discount of $62 thousand, both of which are being recognized into interest income over the remaining life of the loans.  Additionally, the Company purchased portfolios of performing residential real estate loans during 2014 through 2016, all of which and were underwritten using similar underwriting standards as it uses for its organic portfolio.  These combined portfolios totaled $33.0 million as of June 30, 2016 with remaining acquisition premiums of $648 thousand which will be recognized into interest income over the remaining life of the loans

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both June 30, 2016 and December 31, 2015, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where Net Income is Presented
	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Sale of investment securities available for sale	$(104)	$—	$(339)	$—	Gains on sale of investment securities
Amortization of unrealized holding gain (losses) on securities transferred from available for sale to held to maturity	(4)	(7)	(19)	(20)	Interest Income on taxable securities
Tax effect	37	3	122	7	Income Tax Expense
Total reclassification	$(71)	$(4)	$(236)	$(13)

Accumulated other comprehensive income as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized gain on available for sale securities	$604	$208
Net unrealized holding gains on securities transferred from available for sale to held to maturity	16	28
Total	$620	$236

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted.  The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 176,357 shares as of June 30, 2016 and 262,667 shares as of June 30, 2015.

The calculations of basic and diluted earnings per common share are presented below for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	(In thousands, except per share information)
	2016	2015	2016	2015
Net income	$556	$479	$1,087	$896
Less: preferred stock dividends	(77)	(211)	(254)	(377)
Income to common shareholders	$479	$268	$833	$519
Average basic common shares outstanding	6,503	6,446	6,499	6,446
Effect of dilutive stock options	65	60	50	54
Average number of common shares used to calculate diluted earnings per common share	6,568	6,506	6,549	6,500
Basic earnings per common share	$0.07	$0.04	$0.13	$0.08
Diluted earnings per common share	$0.07	$0.04	$0.13	$0.08

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$—	$103	$77	$206
Preferred Series B	—	5	4	10
Preferred Series C	77	103	173	161
Total preferred dividends	$77	$211	$254	$377

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $24 thousand as of June 30, 2016 and $43 thousand as of December 31, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$7,974	$57	$—	$8,031
Obligations of states and political subdivisions	7,645	483	(1)	8,127
Federal agency mortgage-backed securities	15,441	360	(8)	15,793
Federal agency collateralized mortgage obligations	270	1	—	271
Other debt securities	1,500	23	—	1,523
Money market mutual fund	25	—	—	25
Total investment securities available for sale	$32,855	$924	$(9)	$33,770
Held To Maturity:
Obligations of states and political subdivisions	$18,844	$1,632	$—	$20,476
Other debt securities	481	46	—	527
Total investment securities held to maturity	$19,325	$1,678	$—	$21,003

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$62,967	$-	$(63)	$62,904
Obligations of states and political subdivisions	13,964	398	(15)	14,347
Federal agency mortgage-backed securities	17,042	87	(91)	17,038
Federal agency collateralized mortgage obligations	347	-	(1)	346
Money market mutual fund	69	-	-	69
Total investment securities available for sale	$94,389	$485	$(170)	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$19,405	$597	$(47)	$19,955
Other debt securities	481	10	-	491
Total investment securities held to maturity	$19,886	$607	$(47)	$20,446

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2016 and December 31, 2015.

	As of June 30, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of states and political subdivisions	$894	$(1)	1	$-	$-	—	$894	$(1)	1
Federal agency mortgage-backed securities	1,365	(7)	2	39	(1)	1	1,404	(8)	3
Total Available for Sale	$2,259	$(8)	3	$39	$(1)	1	$2,298	$(9)	4

	As of December 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$12,905	$(63)	11	$—	$—	—	$12,905	$(63)	11
Obligations of states and political subdivisions	2,780	(15)	7	—	—	—	2,780	(15)	7
Federal agency mortgage-backed securities	4,276	(46)	3	2,304	(45)	2	6,580	(91)	5
Federal agency collateralized mortgage obligations	220	(1)	1	—	—	—	220	(1)	1
Total Available for Sale	$20,181	$(125)	22	$2,304	$(45)	2	$22,485	$(170)	24
Held to Maturity:
Obligations of states and political subdivisions	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5
Total Held to Maturity	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5

As of June 30, 2016, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of June 30, 2016, represents other than temporary impairment.

For the three and six months ended June 30, 2016 there were realized gains of $104 thousand and $339 thousand.  There were no realized gains or losses for the three and six months ended June 30, 2015.

Securities with an estimated fair value of $51.0 million and $55.2 million were pledged at June 30, 2016 and December 31, 2015, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $59 thousand and $60 thousand as of June 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of securities as of June 30, 2016 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	June 30, 2016		June 30, 2016
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$250	$250	$—	$—
Due after one year through five years	10,396	10,490	802	813
Due after five years through ten years	401	403	1,295	1,369
Due after ten years	6,072	6,538	17,228	18,821
	17,119	17,681	19,325	21,003
Federal agency collateralized mortgage obligations	270	271	—	—
Federal agency mortgage-backed securities	15,441	15,793	—	—
Money market mutual fund	25	25	—	—
Total	$32,855	$33,770	$19,325	$21,003

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial:
Commercial and industrial	$70,741	$74,470
Commercial mortgage	180,029	179,365
Commercial construction	15,058	13,466
Total commercial	265,828	267,301
Residential mortgage loans	109,893	101,185
Consumer:
Home equity lines of credit	25,527	24,762
Other consumer loans	16,599	15,915
Total consumer	42,126	40,677
Total loans	417,847	409,163
Allowance for loan losses	(2,807)	(2,795)
Net deferred loan cost (fees)	222	(10)
Total loans receivable, net	$415,262	$406,358

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2016 and 2015:

	For the three months ended					For the six months ended
	June 30, 2016					June 30, 2016
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$672	$(75)	$2	$(32)	$567	$631	$(75)	$19	$(8)	$567
Commercial mortgage	819	—	—	9	828	831	(72)	—	69	828
Commercial construction	67	—	—	(10)	57	56	—	—	1	57
Residential mortgage loans	248	—	—	28	276	259	—	—	17	276
Home equity lines of credit	154	—	3	(5)	152	167	—	8	(23)	152
Other consumer loans	59	—	4	(16)	47	84	(75)	7	31	47
Unallocated	764	—	—	116	880	767	—	—	113	880
Total loans	$2,783	$(75)	$9	$90	$2,807	$2,795	$(222)	$34	$200	$2,807

	For the three months ended					For the six months ended
	June 30, 2015					June 30, 2015
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$745	$—	$2	$17	$764	$788	$(16)	$7	$(15)	$764
Commercial mortgage	507	(31)	—	149	625	468	(42)	—	199	625
Commercial construction	34	—	—	6	40	26	—	—	14	40
Residential mortgage loans	163	-	—	12	175	159	(14)	—	30	175
Home equity lines of credit	221	-	84	(75)	230	270	(12)	88	(116)	230
Other consumer loans	66	-	4	(3)	67	87	(16)	8	(12)	67
Unallocated	641	—	—	24	665	515	—	—	150	665
Total loans	$2,377	$(31)	$90	$130	$2,566	$2,313	$(100)	$103	$250	$2,566

The following tables present the balance in the allowance for loan losses at June 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	June 30, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$567	$100	$467	$70,741	$1,655	$69,086
Commercial mortgage	828	225	603	180,029	1,890	178,139
Commercial construction	57	—	57	15,058	—	15,058
Residential mortgage loans	276	47	229	109,893	667	109,226
Home equity lines of credit	152	—	152	25,527	94	25,433
Other consumer loans	47	—	47	16,599	173	16,426
Unallocated	880	—	880	—	—	—
Total loans	$2,807	$372	$2,435	$417,847	$4,479	$413,368

	December 31, 2015
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$631	$123	$508	$74,470	$1,259	$73,211
Commercial mortgage	831	264	567	179,365	2,196	177,169
Commercial construction	56	—	56	13,466	—	13,466
Residential mortgage loans	259	46	213	101,185	669	100,516
Home equity lines of credit	167	—	167	24,762	96	24,666
Other consumer loans	84	19	65	15,915	351	15,564
Unallocated	767	—	767	—	—	—
Total loans	$2,795	$452	$2,343	$409,163	$4,571	$404,592

The following tables summarize information in regard to impaired loans by loan portfolio class as of June 30, 2016 and December 31, 2015 as well as for the three and six month periods ended June 30, 2016 and 2015, respectively:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$725	$1,273	$—	$317	$803	$—
Commercial mortgage	1,382	1,439	—	1,463	1,530	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	30	63	—	31	64	—
Home equity lines of credit	94	95	—	96	97	—
Other consumer loans	173	198	—	185	206	—
With an allowance recorded:
Commercial and industrial	$930	$994	$100	$942	$995	$123
Commercial mortgage	508	631	225	733	850	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	47	638	638	46
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	166	168	19
Total:
Commercial and industrial	$1,655	$2,267	$100	$1,259	$1,798	$123
Commercial mortgage	1,890	2,070	225	2,196	2,380	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	667	700	47	669	702	46
Home equity lines of credit	94	95	—	96	97	—
Other consumer loans	173	198	—	351	374	19
Total	$4,479	$5,330	$372	$4,571	$5,351	$452

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$809	$—	$556	$—	$969	$—	$897	$9
Commercial mortgage	1,387	15	1,900	11	1,416	29	2,736	26
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	30	—	236	—	30	—	234	—
Home equity lines of credit	94	1	99	1	95	2	100	2
Other consumer loans	175	1	321	1	178	3	326	3
With an allowance recorded:
Commercial and industrial	$399	$12	$984	$5	$668	$14	$930	$5
Commercial mortgage	305	8	1,590	—	409	11	795	—
Commercial construction	—	—	-	—	—	—	-	—
Residential mortgage loans	638	6	—	—	638	12	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$1,208	$12	$1,540	$5	$1,637	$14	$1,827	$14
Commercial mortgage	1,692	23	3,490	11	1,825	40	3,531	26
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	668	6	236	—	668	12	234	—
Home equity lines of credit	94	1	99	1	95	2	100	2
Other consumer loans	175	1	321	1	178	3	326	3
Total	$3,837	$43	$5,686	$18	$4,403	$71	$6,018	$45

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$746	$1,059
Commercial mortgage	11	575
Residential mortgage loans	30	31
Home equity lines of credit	15	16
Other consumer loans	75	252
Total loans	$877	$1,933

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $18 thousand and $50 thousand for the three and six months ended June 30, 2016 and $65 thousand and $125 thousand for the three and six months ended June 30, 2015, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$68,660	$200	$1,881	$—	$70,741
Commercial mortgage	178,313	684	1,032	—	180,029
Commercial construction	15,058	—	—	—	15,058
Residential mortgage loans	109,863	—	30	—	109,893
Consumer:
Home equity lines of credit	25,512	—	15	—	25,527
Other consumer loans	16,524	—	75	—	16,599
Total	$413,930	$884	$3,033	$—	$417,847

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$67,509	$5,290	$1,671	$—	$74,470
Commercial mortgage	174,339	3,478	1,548	—	179,365
Commercial construction	13,466	—	-	—	13,466
Residential mortgage loans	101,154	—	31	—	101,185
Consumer:
Home equity lines of credit	24,746	—	16	—	24,762
Other consumer loans	15,663	—	252	—	15,915
Total	$396,877	$8,768	$3,518	$—	$409,163

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$618	$—	$647	$1,265	$69,476	$70,741
Commercial mortgage	49	—	11	60	179,969	180,029
Commercial construction	—	—	—	—	15,058	15,058
Residential mortgage loans	—	—	—	—	109,893	109,893
Consumer:				—
Home equity lines of credit	—	—	—	—	25,527	25,527
Other consumer loans	153	—	5	158	16,441	16,599
Total	$820	$—	$663	$1,483	$416,364	$417,847

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$67	$230	$297	$74,173	$74,470
Commercial mortgage	51	101	195	347	179,018	179,365
Commercial construction	—	—	—	—	13,466	13,466
Residential mortgage loans	975	—	—	975	100,210	101,185
Consumer:
Home equity lines of credit	—	—	—	-	24,762	24,762
Other consumer loans	15	—	209	224	15,691	15,915
Total	$1,041	$168	$634	$1,843	$407,320	$409,163

As of June 30, 2016 and December 31, 2015, there were no loans 90 days past due and still accruing interest.

Troubled Debt Restructurings

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s declining financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

The following tables summarize the balance of outstanding TDR’s at June 30, 2016 and December 31, 2015:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
June 30, 2016
Commercial and industrial	4	$909	$21	$930
Commercial mortgage	4	1,879	-	1,879
Residential mortgage loans	2	638	30	668
Home equity lines of credit	2	78	15	93
Other consumer loans	2	97	21	118
Total	14	$3,601	$87	$3,688

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2015
Commercial and industrial	4	$200	$742	$942
Commercial mortgage	6	1,622	343	1,965
Residential mortgage loans	2	638	31	669
Home equity lines of credit	2	79	17	96
Other consumer loans	2	99	22	121
Total	16	$2,638	$1,155	$3,793

At June 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.  As of June 30, 2016, there were no TDRs that were subsequently in default.  As of December 31, 2015, two commercial loans, classified as TDR’s, with a combined balance totaling $64 thousand were in default and were classified as non-

accrual status.  Additionally, a mortgage loan restructured during the fourth quarter of 2015 with an outstanding balance of $638 thousand was past due 30 days as of December 31, 2015.

The following table reflects information regarding TDR’s entered into by the Company for the three and six month periods ended June 30, 2016 and 2015.

	For the three months ended
	June 30, 2016			June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	1	$200	$200
Total	—	$—	$—	1	$200	$200

	For the six months ended
	June 30, 2016			June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	1	$200	$200
Residential mortgage loans	—	—	—	1	35	35
Total	—	$—	$—	2	$235	$235

There were no new TDR’s entered into during the three and six months ended June 30, 2016.  The two TDRs entered into during the six months ended June 30, 2015 consisted of a commercial loan whereby the customer’s payment schedule was modified and a mortgage loan which included an interest rate reduction.  Neither of these restructurings included any forgiveness of debt.

The carrying amount of foreclosed residential real estate properties held was $858 thousand as of June 30, 2016.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of June 30, 2016.

Note 6—Deposits

The components of deposits at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Demand, non-interest bearing	$51,971	$46,343
Demand, interest-bearing	50,754	38,297
Money market and savings accounts	99,279	90,696
Time, $100 and over	48,346	56,138
Time, other	160,285	177,213
	$410,635	$408,687

Included in time, other at June 30, 2016 and December 31, 2015 are brokered deposits of $98.3 million and $113.3 million, respectively.

As of June 30, 2016 and December 31, 2015 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $8.8 million and $10.0 million, respectively.

At June 30, 2016, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
6/30/2017	$73,690
6/30/2018	81,742
6/30/2019	30,499
6/30/2020	7,053
6/30/2021	15,543
Thereafter	104
$208,631

Note 7—Shareholders’ Equity

As of December 31, 2015, the Company had 10,000,000 authorized common shares.  The Company amended its articles of incorporation, effective May 4, 2016, to increase the number of authorized shares of its common stock, $1.00 par value, from 10,000,000 shares to 20,000,000 shares.  The amendment was approved by shareholders at the 2016 annual meeting of shareholders held on May 3, 2016.

As of June 30, 2016 and December 31, 2015 the Company had 3,404 shares and 9,404 shares, respectively, of 9%, fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million and $9.4 million, respectively.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock is outstanding as of June 30, 2016.

The Preferred Stock has no maturity date and ranks senior to common stock with respect to dividends and upon liquidation, dissolution, or winding up. The Company may redeem the Preferred Stock, in whole or in part, at its liquidation preference plus accrued and unpaid dividends.

Note 8—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 1,207,957 shares to officers, other employees and directors of the Company, including 382,957 shares which were authorized for grant under this plan as a result of the merger with Affinity. Only employees of the Company will be eligible to receive Incentive Stock Options, and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

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

A summary of the Stock Option Plan is presented below:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	970,193	$6.41
Granted during period	25,000	5.98
Forfeited/cancelled during period	─	─
Exercised	(2,000)	5.73
Expired	(18,133)	9.65
Outstanding at end of period (1)	975,060	6.34
Exercisable at end of period (1)	354,560	$7.74

(1)

Included in options outstanding and exercisable at June 30, 2016 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options based on the closing stock price at June 30, 2016 and December 31, 2015 were 6.38 years and 3.48 years, respectively, and 6.67 years and 3.66 years, respectively. The aggregate intrinsic value of all outstanding stock options was $269 thousand as of June 30, 2016, including $46 thousand related to currently exercisable options, and $618 thousand as of December 31, 2015, including $121 thousand related to exercisable options.

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

Under the terms of the merger agreement dated February 28, 2013, with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of June 30, 2016, 45,460 of these options remain outstanding with an average exercise price of $9.42 and a remaining contractual term of 3.29 years.

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

As of June 30, 2016, there was $287 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 3.01 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan, with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 27,500 performance options were cancelled in 2015 leaving 71,500 outstanding as of June 30, 2016.  These non-vested options may be further adjusted in the future.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of June 30, 2016, there was $391 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through February 10, 2020.

A summary of restricted stock award activity is presented below for the six months ended June 30, 2016:

Shares
Outstanding unvested shares at beginning of period	165,474
Shares Granted during period	25,750
Shares Forfeited/cancelled during the period	(200)
Vested Shares during this period	(22,049)
Outstanding unvested shares at end of period	168,975

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

At June 30, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $95.8 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $681 thousand and $711 thousand of performance standby letters of credit outstanding, respectively, and $1.2 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of June 30, 2016, the Company also has deposit letters of credit totaling $9.9 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

The Bank’s capital amounts (dollars in thousands) and ratios at June 30, 2016 and December 31, 2015 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2016
Total capital (to risk-weighted assets)	$53,494	13.64%		$31,382	>8.0%	$	>39,227	>10.0%
Tier 1 capital (to risk-weighted assets)	41,456	10.57		>23,536	>6.0		>31,382	>8.0
Tier 1 common equity capital (to risk-weighted assets)	41,456	10.57		>17,652	>4.5		>25,497	>6.5
Tier 1 capital (to total assets)	41,456	8.41		>19,723	>4.0		>24,654	>5.0
December 31, 2015
Total capital (to risk-weighted assets)	$51,889	12.98%	$	>31,985	>8.0%	$	>39,981	>10.0%
Tier 1 capital (to risk-weighted assets)	39,858	9.97		>23,989	>6.0		>31,985	>8.0
Tier 1 common equity capital (to risk-weighted assets)	39,858	9.97		>17,992	>4.5		>25,988	>6.5
Tier 1 capital (to total assets)	39,858	8.11		>19,655	>4.0		>24,568	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$8,031	$—	$8,031	$—
Obligations of states and political subdivisions	8,127	—	8,127	—
Federal agency mortgage-backed securities	15,793	—	15,793	—
Federal agency collateralized mortgage obligations	271	—	271	—
Other debt securities	1,523	—	1,523	—
Money market mutual fund	25	25	—	—
Total assets measured at fair value on a recurring basis	$33,770	$25	$33,745	$—
As of December 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$62,904	$—	$62,904	$—
Obligations of states and political subdivisions	14,347	—	14,347	—
Federal agency mortgage-backed securities	17,037	—	17,037	—
Federal agency collateralized mortgage obligations	347	—	347	—
Money market mutual fund	69	69	—	—
Total assets measured at fair value on a recurring basis	$94,704	$69	$94,635	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2016:
Impaired loans	$3,337	$—	$—	$3,337
Other real estate owned	19	—	—	19
Total assets measured at fair value on a nonrecurring basis	$3,356	$—	$—	$3,356
As of December 31, 2015:
Impaired loans	$3,699	$—	$—	$3,699
Other real estate owned	935	—	—	935
Total assets measured at fair value on a nonrecurring basis	$4,634	$—	$—	$4,634

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

Quantitative information about Level 3 fair value measurements at June 30, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$3,337	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (5.03%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.05%)
Other real estate owned	$19	Appraisal of collateral(1)	Appraisal adjustments(2)	─
			Liquidation expenses	5% (5.00%)

Quantitative information about Level 3 fair value measurements at December 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$3,699	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.75%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.34%)
Other real estate owned	$935	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-25% (3.39%)
			Liquidation expenses	7%-8.5% (8.38%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of June 30, 2016, the fair value of other real estate owned consists of balances of $400 thousand, net of a valuation allowance of $381 thousand.  As of December 31, 2015, the fair value of other real estate owned consists of balances of $1.3 million, net of a valuation allowance of $404 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of June 30, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.1 million, net of valuation allowances of $372 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $852 thousand. As of December 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.5 million, net of valuation allowances of $452 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $867 thousand.

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

At June 30, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,981	$20,981	$20,981	$—	$—
Securities available for sale	33,770	33,770	25	33,745	—
Securities held to maturity	19,325	21,003	—	21,003	—
Loans receivable, net	415,262	424,208	—	—	424,208
Restricted stock	2,074	2,074	—	2,074	—
Accrued interest receivable	1,542	1,542	—	1,542	—

Liabilities:
Deposits	410,635	412,037	—	412,037	—
Federal Home Loan Bank of Pittsburgh advances	37,900	37,958	—	37,958	—
Subordinated debt	9,196	9,504	—	9,504	—
Accrued interest payable	447	447	—	447	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$5,909	$5,909	$5,909	$—	$—
Securities available for sale	94,704	94,704	69	94,635	—
Securities held to maturity	19,886	20,446	—	20,446	—
Loans receivable, net	406,358	413,187	—	—	413,187
Restricted stock	3,368	3,368	—	3,368	—
Accrued interest receivable	1,623	1,623	—	1,623	—

Liabilities:
Deposits	408,687	409,029	—	409,029	—
Federal Home Loan Bank of Pittsburgh advances	74,725	74,654	—	74,654	—
Subordinated debt	9,201	9,201	—	9,201	—
Accrued interest payable	450	450	—	450	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and six months ended June 30, 2016 and 2015, and its financial condition as of June 30, 2016 and December 31, 2015. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2016 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the six months ended June 30,
	2016	2015
Total revenue (1)	$ 8,746	$ 8,365
Net income	1,087	896
Total assets	506,916	503,945
Total loans receivable	418,069	391,319
Total deposits	410,635	377,466

(1)Total revenue equals net interest income plus non-interest income.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of June 30, 2016 and December 31, 2015 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the three month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended June 30,		Increase (decrease)	% Change	For the six months ended June 30,		Increase (decrease)	% Change
	2016	2015			2016	2015
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,061	$3,985	$76	1.9%	$8,011	$7,873	$138	1.8%
Non-interest income	326	286	40	14.0%	735	492	243	49.4%
Total Revenue	4,387	4,271	116	2.7%	8,746	8,365	381	4.6%
Provision for loan losses	90	130	(40)	(30.8)%	200	250	(50)	(20.0)%
Non-interest expenses	3,485	3,426	59	1.7%	6,962	6,778	184	2.7%
Income before income tax expense	812	715	97	13.6%	1,584	1,337	247	18.5%
Income tax expense	256	236	20	8.5%	497	441	56	12.7%
Net Income	$556	$479	$77	16.1%	$1,087	$896	$191	21.3%
Preferred dividends, including net amortization	77	211	(134)	(63.5)%	254	377	(123)	(32.6)%
Net Income to common shareholders	$479	$268	$211	78.7%	$833	$519	$314	60.5%
Income per common share:
Basic	$0.07	$0.04	$0.03		$0.13	$0.08	$0.05
Diluted	$0.07	$0.04	$0.03		$0.13	$0.08	$0.05

Operating results reflected above for the three and six months ended June 30, 2016 were impacted by the following items, including the specific line items impacted:

•

In order to take advantage of favorable market conditions the Company sold $3.8 million of state and municipal investment securities in the current quarter, or $6.3 million for the first six months of 2016, which were classified as available for sale  and resulted in gains from these sales totaling $104 thousand and $339 thousand for these respective periods, which are included in non-interest income above.  There were no gains recorded in the first half of 2015.

•

Non-interest expenses include $91 thousand of costs recorded in the first quarter of 2016 related to the closing of the Bank’s Plumstead Office in June 2016, which reflects write offs of leasehold improvements and all remaining lease payments.  Anticipated annual cost savings are approximately $200 thousand, which will begin in the third quarter of 2016.

●	The issuance of $9.5 million of 7% subordinated debt in November 2015 and the related redemption of $6 million of the Company’s 9% Preferred Stock in January 2016, impacted the following:
o

Interest expense specifically related to the subordinated debt issuance, which is reflected within net interest income, totaled $172 thousand and $344 thousand for the three and six months ended June 30, 2016, respectively.  This interest expense is tax deductible.

o

There was a corresponding decrease in preferred dividends which specifically impacts income to common shareholders and is not tax deductible.  The dividend declared during the first quarter of 2016, totaling $177 thousand, was $100 thousand higher than the ongoing quarterly dividend of $77 thousand beginning in the second quarter of 2016, which resulted due to the timing of the redemption.  For the first six months of 2016, these dividends declined $123 thousand from $377 thousand to $254 thousand when compared to the prior year.

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

The following tables set forth, for the three and six month periods ended June 30, 2016 and 2015, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended June 30,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$414,211	$4,718	4.58%	$380,943	$4,302	4.53%	$416	9.7%
Taxable investment securities	46,809	293	2.52%	64,856	372	2.31%	(79)	(21.2)%
Nontaxable investment securities	11,283	115	4.10%	6,338	63	4.00%	52	82.5%
Total investment securities	58,092	408	2.82%	71,194	435	2.46%	(27)	(6.2)%
Deposits with banks and other (1)	7,577	28	1.51%	4,135	24	2.30%	4	16.7%
Total interest earning assets	479,880	5,154	4.32%	456,272	4,761	4.19%	393	8.3%
Non-interest-earning assets (1)	18,920			21,113
TOTAL ASSETS	$498,800			$477,385
Interest-bearing liabilities:
Demand, interest-bearing	$50,750	42	0.33%	$33,104	19	0.23%	$23	121.1%
Money market and savings	95,020	115	0.49%	96,652	71	0.29%	44	62.0%
Time deposits	212,977	703	1.33%	196,474	628	1.28%	75	11.9%
FHLB advances and other borrowings	27,704	61	0.89%	51,540	58	0.45%	3	5.2%
Subordinated debt	9,192	172	7.52%	—	—	0.00%	172	—
Total interest-bearing liabilities	395,643	1,093	1.11%	377,770	776	0.82%	317	40.9%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	54,379			46,897
Other liabilities	1,572			1,688
Shareholders’ equity	47,206			51,030
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,800			$477,385
Net interest income/rate spread		$4,061	3.21%		$3,985	3.37%	$76	1.9%
Net interest margin			3.40%			3.50%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

	For the Six Months Ended June 30,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$410,851	$9,278	4.54%	$376,127	$8,489	4.55%	$789	9.3%
Taxable investment securities	50,350	594	2.37%	63,123	720	2.30%	(126)	(17.5)%
Nontaxable investment securities	12,848	262	4.10%	4,402	88	4.03%	174	197.7%
Total investment securities	63,198	856	2.72%	67,525	808	2.42%	48	5.9%
Deposits with banks and other (1)	5,834	56	1.94%	4,244	118	5.61%	(62)	(52.5)%
Total interest earning assets	479,883	10,190	4.27%	447,896	9,415	4.24%	775	8.2%
Non-interest-earning assets (1)	18,946			20,808
TOTAL ASSETS	$498,829			$468,704
Interest-bearing liabilities:
Demand, interest-bearing	$45,829	67	0.29%	$33,115	38	0.23%	$29	76.3%
Money market and savings	93,792	218	0.47%	99,373	145	0.29%	73	50.3%
Time deposits	219,569	1,423	1.30%	195,851	1,261	1.30%	162	12.8%
FHLB advances and other borrowings	29,466	127	0.87%	41,351	98	0.48%	29	29.6%
Subordinated debt	9,192	344	7.52%	—	—	0.00%	344	—
Total interest-bearing liabilities	397,848	2,179	1.10%	369,690	1,542	0.84%	637	41.3%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	51,740			46,562
Other liabilities	1,536			1,639
Shareholders’ equity	47,705			50,813
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,829			$468,704
Net interest income/rate spread		$8,011	3.17%		$7,873	3.40%	$138	1.8%
Net interest margin			3.36%			3.54%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Six Months Ended
	June 30, 2016 vs. 2015			June 30, 2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$368	$48	$416	$807	$(18)	$789
Taxable investment securities	(110)	31	(79)	(147)	21	(126)
Nontaxable investment securities	50	2	52	172	2	174
Total investment securities	(60)	33	(27)	25	23	48
Deposits with banks and other	14	(10)	4	34	(96)	(62)
Total interest earning assets	322	71	393	866	(91)	775
Interest expense:
Demand, interest-bearing	13	10	23	17	12	29
Money market and savings	—	44	44	(9)	82	73
Time deposits	53	22	75	157	5	162
FHLB advances and other borrowings	(35)	38	3	(34)	63	29
Subordinated debt	172	—	172	344	—	344
Total interest bearing liabilities	203	114	317	475	162	637
Change in net interest income	$119	$(43)	$76	$391	$(253)	$138

For the three months ended June 30, 2016, net interest income increased $76 thousand, or 1.9%, from $4.06 million compared to the three months ended June 30, 2015 of $3.99 million. Net interest margin declined 10 basis points from 3.50% for the second quarter of 2015 to 3.40% for the same period in 2016. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 16 basis points from 3.37% for the three months ended June 30, 2015 to 3.21% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for a net increase of $119 thousand while the change in our relative rate structure resulted in a net decline in net interest income of $43 thousand.

Average interest earning assets for the second quarter of 2016 increased $23.6 million, or 5.2%, including an increase in average loans of $33.3 million, or 8.7%, and a decrease in average investment balances of $13.1 million, or 18.4%, when compared to the prior year quarter. This overall increased volume of average earning assets provided an additional $322 thousand in interest income, with $368 thousand provided from incremental loan balances. The average yield on earning assets increased 13 basis points in the current quarter compared to the prior year three month period from 4.19% to 4.32% which resulted in a rate related increase of interest income of $71 thousand between the periods, of which an increase of $48 thousand can be attributed to higher yields on loans and $33 thousand primarily related to higher yields on investment securities.

Average interest bearing liabilities increased $17.9 million, or 4.7%, when comparing the current quarter to the prior year quarter. Average deposit balances increased $32.5 million, consisting of increases in time deposits of $16.5 million and interest bearing NOW accounts of $17.6 million offset by a decrease in money market and savings deposits of $1.6 million.  Also, when comparing these periods, the issuance of subordinated debt in November 2015 resulted in an average balance of $9.2 million in the second quarter of 2016.  The incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $203 thousand, of which $172 thousand was attributable to the subordinated debt. At the same time, due to the change in mix of balances, the average rate on interest bearing liabilities increased in the current quarter compared to the prior year three month period from 0.82% to 1.11%, and overall interest expense increased $114 thousand between the periods related to this increase in rates.

For the six months ended June 30, 2016, net interest income increased 1.8%, or $138 thousand, to $8.01 million compared to $7.87 million for the same period in 2015. Net interest margin decreased from 3.54% for the first six months of 2015 to 3.36% for the same period in 2016. Net interest spread decreased from 3.40% for the first six months of 2015 to 3.17% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for an increase of $391 thousand while the change in our relative rate structure resulted in a decline in net interest income of $253 thousand.

Average interest earning assets for the first six months of 2016 increased $32.0 million, or 7.1%, including an increase in average loans of $34.7 million, or 9.2%, offset by a decrease in average investment balances of $4.3 million, or 6.4%, when compared to the prior year. This increased volume of average earning assets provided an additional $866 thousand in interest income, of which $807 thousand was provided from incremental loan balances.  The average yield on earning assets increased 3 basis points in the current year compared to the prior year six month period from 4.24% to 4.27%.  The resulting change in interest income due to changing rates, which is also impacted by changes in product mix structure, was $91 thousand when comparing these periods, of which $66 thousand is directly related to lower dividends received from restricted investments in bank stocks.

Average interest bearing liabilities increased $28.2 million, or 7.6%, in 2016. During this time, borrowed funds declined $2.7 million, as the increase of $9.2 million related to the issuance of subordinated debt was offset by a decline in FHLB advances of $11.9 million.  At the same time, overall deposit balances increased $30.9 million, or 9.4%, as interest bearing demand deposits increased $12.7 million and time deposits increased $23.7 million, while money market and savings deposits decreased $5.5 million. The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $475 thousand. At the same time, the average rate on interest bearing liabilities increased 26 basis point from 0.84% for the first six months of 2015 to 1.10% in the current year, which along with the change in mix of balances, accounted for an increase in interest expense of $162 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $90 thousand and $200 for the three and six months ended June 30, 2016 compared to $130 thousand and $250 thousand for the same periods in 2015.  The level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. Total loans increased $8.9 million during the six months ended June 30, 2016. Net charge-offs for the three and six months ended June 30, 2016 totaled $66 thousand and $188 thousand, respectively, and for the three and six months ended June 30, 2015, a net recovery of $59 thousand and $3 thousand for the periods, respectively.  The allowance for loan losses was $2.8 million at both June 30, 2016 and December 31, 2015 which represented 0.67% and 0.68%, respectively, of total loans outstanding.

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

During the three months ended June 30, 2016, the Company recorded an incremental provision for loan losses of $20 thousand related to acquired loans.  The incremental required allowance calculation as of June 30, 2016 resulted in an additional allowance of $28 thousand, which was partially offset by net recoveries of $8 thousand on non-credit impaired purchased loans during the quarter.  For the six months ended June 30, 2016, an incremental provision of $31 thousand was recorded related to acquired loans, as net charge-offs were $33 thousand on non-credit impaired purchased loans less $30 thousand of previously provided specific reserves during 2015.

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

Non-Interest Income

For the three and six months ended June 30, 2016, non-interest income totaled $326 thousand and $735 thousand, compared to $286 thousand and $492 thousand, for the same period in 2015. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.

The Company sold $3.8 million of state and municipal investment securities in the three months ended June 30, 2016, or $6.3 million for the first six months of 2016, which were classified as available for sale, to take advantage of favorable market conditions, and resulted in gains from these sales totaling $104 thousand and $339 thousand for these respective periods as reflected in the table below.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2016 vs.	2016 vs.	June 30,		2016 vs.	2016 vs.
	2016	2015	2015	2015	2016	2015	2015	2015
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$109	$174	$(65)	(37.4)%	$178	$264	$(86)	(32.6)%
Service charges on deposits	36	36	-	-	70	71	(1)	(1.4)
Other branch fees	44	45	(1)	(2.2)	88	87	1	1.1
Loan related fees	12	7	5	71.4	18	16	2	12.5
Gains on sales of investment securities	104	—	104	100.0	339	—	339	100.0
Bank owned life insurance income	19	21	(2)	(9.5)	39	42	(3)	(7.1)
Other	2	3	(1)	(33.3)	3	12	(9)	(75.0)
Total Non-Interest Income	$326	$286	$40	14.0%	$735	$492	$243	49.4%

Non-Interest Expenses

For the three and six months ended June 30, 2016, non-interest expenses were $3.5 million and $7.0 million, respectively, compared to $3.4 million and $6.8 million for the same periods in 2015, or increases of $59 thousand and $184 thousand, respectively.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2016 vs.	2016 vs.	June 30,		2016 vs.	2016 vs.
	2016	2015	2015	2015	2016	2015	2015	2015
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,033	$1,912	$121	6.3%	$4,014	$3,764	$250	6.6%
Occupancy and equipment	468	514	(46)	(8.9)	1,011	1,059	(48)	(4.5)
Data processing equipment and operations	220	218	2	0.9	437	438	(1)	(0.2)
Professional fees	171	163	8	4.9	307	344	(37)	(10.8)
Marketing, advertising and business development	54	52	2	3.8	98	82	16	19.5
FDIC insurance assessments	75	87	(12)	(13.8)	132	176	(44)	(25.0)
Pennsylvania bank shares tax expense	86	94	(8)	(8.5)	169	187	(18)	(9.6)
Other real estate owned costs	107	88	19	21.6	192	147	45	30.6
Other	271	298	(27)	(9.1)	602	581	21	3.6
Total Non-Interest Expenses	$3,485	$3,426	$59	1.7%	$6,962	$6,778	$184	2.7%

Highlights of significant non-interest expenses items for the second quarter 2016 compared to the second quarter 2015

•

Salaries and employee benefits increased $121 thousand, or 6.3%, in the three months ended June 30, 2016 compared to the second quarter of 2015. This increase resulted from incremental staffing costs to enhance business development opportunities, increased stock based compensation expense and higher employee healthcare costs.

~~•~~

Occupancy and equipment costs decreased $46 thousand, or 8.9%, comparing the current quarter and the same period last year, primarily related to the closing of the Towamencin office during the third quarter of 2015.

•

FDIC insurance assessments and Pennsylvania bank shares tax expense decreased in the current quarter compared to prior year.  These expenses are primarily calculated based on asset size and equity levels of the Bank.

•

Net costs related to other real estate owned increased $19 thousand, or 21.6%, in the current quarter compared to the same period in 2015. Acquisition related costs declined by $48 thousand related to sheriff costs or unpaid taxes to obtain clear title on properties to enable timely liquidation, while ongoing maintenance and other operating costs increased $54 thousand when comparing these same periods.  At the same time, net losses on property sales or valuation adjustments increased $13 thousand when comparing the current quarter to the same period last year.

•

Other expenses decreased $27 thousand, or 9.1%, in the current quarter compared to the quarter ended June 30, 2015, primarily related to a lower corporate insurance costs and meals and entertainment costs.

Six months ended June 30, 2016 compared to prior year

●	Non-interest expenses increased $184 thousand, or 2.7%, in the six months ended June 30, 2016 compared to 2015.
●

Salaries and employee benefits increased $250 thousand in the six months ended June 30, 2016 compared to 2015 due to incremental staffing costs and related payroll taxes to enhance business development opportunities, increased bonus and stock based compensation expenses and higher employee healthcare costs.

●	Occupancy and equipment costs declined $48 thousand, or 4.5%, due to lower lease costs related to the Towamencin office closure and related lower depreciation and utilities costs.

●

Professional fees decreased $37 thousand, or 10.8%, in the six months ended June 30, 2016 compared to the same period in 2015.  This variance includes lower legal costs of $108 thousand between the periods, including $50 thousand of reimbursed legal expenses on two separate problem loans which were paid off.  Offsetting this positive variance were incremental consulting costs of $31 thousand and incremental other professional fees of $40 thousand.

●	Marketing, advertising and business development expenses increased $16 thousand, or 19.5%, primarily related to marketing campaigns to enhance brand awareness.
●

FDIC insurance assessments decreased $44 thousand, or 25.0%, and Pennsylvania bank shares tax expense decreased $18 thousand, or 9.6%, in 2016 compared to the prior year. These expenses are primarily calculated based on asset size and equity levels of the Bank.

●

Other real estate owned costs increased by $45 thousand, or 30.6%, in 2016 compared to the prior year.  Acquisition related costs declined by $21 thousand while ongoing maintenance and other operating costs increased $92 thousand when comparing these same periods.  At the same time, incremental rental income collected increased $9 thousand while net losses on property sales or valuation adjustments declined $17 thousand when comparing the current year to the same period last year.

•	Other expenses increased $21 thousand for the six months ended June 30, 2016, which includes $25 thousand to write-off of leasehold improvements related to the closure of the Plumstead office.

Provision for Income Taxes

Income tax expense recorded in the three and six months ended June 30, 2016 totaled $256 thousand and $497 thousand compared to $236 thousand and $441 thousand for the three and six months ended 2015.  The Company’s effective tax rate for the three and six months ended June 30, 2016 was 31.5% and 31.4%, respectively, and was 33.0% for both the three and six months ended June 30, 2015, which declined primarily due to an increased level of non-taxable investment securities.

The Company’s net operating loss (“NOL”) carryforwards totaled $6.3 million as of June 30, 2016, including acquired NOLs. First Priority had NOL carryforwards of $4.3 million at June 30, 2016, which expire in 2028 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.4 million at June 30, 2016, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $615 thousand remains available to reduce future federal income taxes as of June 30, 2016. This NOL is also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

Financial Condition as of June 30, 2016 and December 31, 2015

Balance Sheet Review

			Net Change	% Change
	June 30,	December 31,	2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 20,981	$ 5,909	$ 15,072	255.1%
Investment securities	53,095	114,590	(61,495)	-53.7%
Loans	418,069	409,153	8,916	2.2%
Total earning assets	492,145	529,652	(37,507)	-7.1%

Allowance for loan losses	(2,807)	(2,795)	(12)	0.4%
Restricted investments in bank stocks	2,074	3,368	(1,294)	-38.4%
Premises and equipment, net	1,879	2,033	(154)	-7.6%
Bank owned life insurance	3,217	3,178	39	1.2%
Other real estate owned	1,733	1,633	100	6.1%
Deferred income tax assets, net	2,928	3,543	(615)	-17.4%
Goodwill and other identifiable intangibles	2,997	3,035	(38)	-1.3%
Other assets	2,750	2,893	(143)	-4.9%
Total assets	$ 506,916	$ 546,540	$ (39,624)	-7.2%

Liabilities
Deposits	$ 410,635	$ 408,687	$ 1,948	0.5%
FHLB advances	37,900	74,725	(36,825)	-49.3%
Subordinated debt	9,196	9,201	(5)	-0.1%
Other liabilities	1,684	1,836	(152)	-8.3%
Total liabilities	459,415	494,449	(35,034)	-7.1%
Equity
Total shareholders' equity	47,501	52,091	(4,590)	-8.8%
Total liabilities and shareholders' equity	$ 506,916	$ 546,540	$ (39,624)	-7.2%

Total assets at June 30, 2016 were $506.9 million, representing a decrease of $39.6 million or 7.2% when compared to total assets of $546.5 million at December 31, 2015.  Total assets at June 30, 2016 consisted primarily of loans outstanding of $418.1 million, investment securities of $53.1 million and cash and cash equivalents of $21.0 million. At December 31, 2015, total assets consisted primarily of loans outstanding of $409.2 million, investment securities of $114.6 million and cash and cash equivalents of $5.9 million.

Deposits totaled $410.6 million at June 30, 2016 compared to $408.7 million at December 31, 2015, an increase of $1.9 million, or 0.5%. Of the total deposits at June 30, 2016, $202.0 million, or 49.2% of total deposits, are core deposits consisting of demand, money market and savings deposits, which increased $26.7 million, or 15.2% compared to core deposits of $175.3 million at December 31, 2015.

Advances from Federal Home Bank of Pittsburgh totaled $37.9 million at June 30, 2016 compared to $74.7 million at December 31, 2015, a decrease of $36.8 million, or 49.3% while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at June 30, 2016 was $47.5 million, representing a decrease of $4.6 million from $52.1 million at December 31, 2015, primarily related to the redemption of preferred stock totaling $6.0 million.

Investments

First Priority’s total investment portfolio was $53.1 million at June 30, 2016, compared to $114.6 million at December 31, 2015, a decline of $61.5 million, or 53.7%. During the first half of 2016, the Company sold $6.3 million of state and municipal obligations in order to take advantage of favorable market conditions.  Also, as of December 31, 2015, the investment portfolio included $50 million of short-term investments, consisting of United States Treasury securities and Federal Home Loan Bank notes, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2016.  Additional matured or called securities totaled $5.5 million during the first six months of 2016.

As of June 30, 2016 and December 31, 2015, investments totaling $33.8 million and $94.7 million, respectively, were classified as available for sale while $19.3 million and $19.9 million, respectively, were classified as held to maturity. Total investments accounted for 10.5% and 21.0% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $24 thousand as of June 30, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $915 thousand at June 30, 2016 compared to $315 thousand at December 31, 2015. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at June 30, 2016 was comprised of federal agency securities (15%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (30%), obligations of states and political subdivisions (51%), and corporate and other debt securities (4%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at June 30, 2016 or December 31, 2015 and recorded no OTTI charges during the three and six months ended June 30, 2016 and 2015.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at June 30, 2016. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of June 30, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$8,031	1.41%	$—	—	$—	—	$8,031	1.41%
Obligations of states and political subdivisions	250	1.02%	2,459	1.77%	403	2.79%	5,015	4.11%	8,127	3.24%
Federal agency mortgage backed securities	—	—	—	—	3,750	2.20%	12,043	1.98%	15,793	2.03%
Federal agency collateralized mortgage obligations	—	—	—	—	192	1.34%	79	2.68%	271	1.73%
Other debt securities	—	—	—	—	—	—	1,523	5.50%	1,523	5.50%
Money market mutual fund	25	0.00%	—	—	—	—	—	—	25	0.00%
Total investments available for sale	$275	0.93%	$10,490	1.50%	$4,345	2.22%	$18,660	2.84%	$33,770	2.33%

	Securities Held to Maturity, at Amortized Cost
	As of June 30, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$802	4.72%	$1,295	3.84%	$16,747	4.34%	$18,844	4.32%
Other debt securities	—	—	—	—	—	—	481	4.37%	481	4.37%
Total investments held to maturity	$—	—	$802	4.72%	$1,295	3.84%	$17,228	4.34%	$19,325	4.32%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at June 30, 2016 and December 31, 2015 are shown in the following table:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$7,975	$8,031	$62,967	$62,904
Obligations of states and political subdivisions	7,644	8,127	13,964	14,347
Federal agency mortgage-backed securities	15,441	15,793	17,042	17,038
Federal agency collateralized mortgage obligations	270	271	347	346
Other debt securities	1,500	1,523	—	—
Money market mutual fund	25	25	69	69
Total investment securities available for sale	$32,855	$33,770	$94,389	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$18,844	$20,476	$19,405	$19,955
Other debt securities	481	527	481	491
Total held to maturity	$19,325	$21,003	$19,886	$20,446

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both June 30, 2016 and December 31, 2015, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $1.96 million and $3.26 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in investment is attributable to lower investments required to support the decreased level of borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At June 30, 2016, total loans were $418.1 million, representing an increase of $8.9 million or 2.2%, from total loans outstanding of $409.2 million at December 31, 2015. During the first six months of 2016 loan growth consisted of new organic loan production of approximately $29 million while the Company experienced approximately $33 million in principal payments or unscheduled loan payoffs.  Also included in the current year loan growth is $12.7 million from the purchase of performing residential real estate loans which were underwritten using a similar standard as the Bank uses for its originated mortgage portfolio.  The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$70,741	17%	$74,470	18%
Commercial Mortgage	180,029	43%	179,365	44%
Commercial Construction	15,058	4%	13,466	3%
Total Commercial	265,828	64%	267,301	65%
Residential Mortgage	109,893	26%	101,185	25%
Home Equity Lines	25,527	6%	24,762	6%
Other Consumer	16,599	4%	15,915	4%
Total Consumer	42,126	10%	40,677	10%
Total Loans	417,847	100%	409,163	100%
Net deferred loan (fees) or costs	222	—	(10)	—
Total	$418,069	100%	$409,153	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of June 30, 2016, commercial mortgage loans totaled $180.0 million, consisting of $119.4 million of loans to finance commercial business properties, of which 59% are owner occupied, $14.9 million to finance, and are secured by, multifamily properties, $37.2 million secured by 1-4 family residential dwelling properties for business purposes, and $8.5 million for other purposes. In addition, as of June 30, 2016, loans to lessors of non-residential buildings totaled $73.4 million, which is included in commercial mortgage loans; of this amount, $35.9 million, or 49%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of June 30, 2016, totaled 41% and 173% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	877	1,933
Total non-performing loans (1)	877	1,933
Other real estate owned	1,733	1,633
Repossessed assets (2)	—	-
Total non-performing assets (3)	2,610	3,566
Performing troubled debt restructurings (4)	3,601	2,638
Total non-performing assets and performing troubled debt restructurings	$6,211	$6,204
Non-performing loans as a percentage of total loans	0.21%	0.47%
Non-performing assets as a percentage of total assets	0.51%	0.65%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	1.07%	1.14%
Ratio of allowance to non-performing loans at end of period	320%	145%
Ratio of allowance to non-performing assets at end of period	108%	78%
Allowance for loan losses as a percentage of total loans	0.67%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $877 thousand at June 30, 2016, a decrease of $1.1 million from the $1.9 million at December 31, 2015. This decrease included a loan relationship totaling $1.0 million which was restored to accruing as a performing TDR.  Additionally, three loan relationships with property fair values totaling $342 thousand were transferred to other real estate owned while charge-offs in the first six months of 2016 totaled $222 thousand.  There was also one additional non-accrual loan totaling $511 thousand related to the closure of a commercial business due to financial difficulty.  Total non-performing loans as a percentage of total loans at June 30, 2016 was 0.21%, compared to 0.47% at December 31, 2015.

Other real estate owned totaled $1.7 million at June 30, 2016 compared to $1.6 million at December 31, 2015.  As of June 30, 2016 and December 31, 2015 there were no repossessed assets.  Nonperforming assets totaled $2.6 million, or 0.51% of total assets, as of June 30, 2016, compared to $3.6 million, or 0.65% of total assets as of December 31, 2015.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2016 First Priority’s performing troubled debt restructurings totaled $3.6 million and $2.6 million as of December 31, 2015.  This increase is explained above.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of June 30, 2016 and December 31, 2015, loans past due 30 to 89 days and still accruing totaled $820 thousand and $1.0 million, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.41% and 0.73%, respectively, of total loans outstanding.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,783	$2,377	$2,795	$2,313
Charge-offs:
Commercial and Industrial	75	—	75	16
Commercial Mortgage	—	31	72	42
Residential Mortgage Loans	—	—	—	14
Home equity lines of credit	—	—	—	12
Other consumer loans	—	—	75	16
Total loans charged off	75	31	222	100
Recoveries:
Commercial and Industrial	2	2	19	7
Home equity lines of credit	3	84	8	88
Other consumer	4	4	7	8
Total recoveries	9	90	34	103
Net loans charged off	66	(59)	188	(3)
Provision charged to operations	90	130	200	250
Balance at end of period	$2,807	$2,566	$2,807	$2,566
Average loans (1)	$414,211	$380,943	$410,851	$376,127

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	0.06%	-0.06%	0.09%	0.00%
Allowance for loan losses as a percentage of total loans	0.67%	0.66%	0.67%	0.66%

(1)	Includes non-accrual loans

The allowance for loan losses was $2.8 million at both June 30, 2016 and December 31, 2015, which represented 0.67% and 0.68% of total loans outstanding at each respective date. As of June 30, 2016 and December 31, 2015, the unamortized portion of the general credit fair value adjustment totaled $62 thousand and $174 thousand, respectively, and the total specific credit market valuation adjustment totaled $362 thousand as of both June 30, 2016 and December 31, 2015. Additionally, as of June 30, 2016 and December 31, 2015 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $424 thousand and $536 thousand, respectively, and the allowance for loan losses of $2.8 million for each respective period, or a total of $3.2 million and $3.3 million, respectively, would equate to 0.77% and 0.81% of total loans outstanding as of June 30, 2016 and December 31, 2015, respectively. Net charge-offs recorded totaled $188 thousand for the six months ended June 30, 2016 compared to a net recovery of $3 thousand for the same period in 2015.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	June 30,		December 31,
	2016		2015
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$567	17%	$631	18%
Commercial Mortgage	828	43%	831	44%
Commercial Construction	57	4%	56	3%
Residential Mortgage Loans	276	26%	259	25%
Home Equity Lines of Credit	152	6%	167	6%
Other Consumer Loans	47	4%	84	4%
Total Allocated	1,927	100%	2,028	100%
Unallocated	880		767
TOTAL	$2,807		$2,795

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $372 thousand has been provided on impaired loans of $4.5 million at June 30, 2016 compared to a specific allocation of $452 thousand related to $4.6 million of originated impaired loans at December 31, 2015.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 42 basis points of gross loans, depending on individual ratings applied.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $1.6 million as of both June 30, 2016 and December 31, 2015, respectively.

An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of June 30, 2016, management believes that the allowance for loan losses of $2.8 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2016, these loans totaled $73.4 million and $57.0 million, respectively, or 17.5% and 13.6%, respectively, of the total loans outstanding. As of December 31, 2015, these same classifications of loans totaled $74.1 million and $58.4 million, respectively, or 18.1% and 14.3%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $410.6 million at June 30, 2016 compared to $408.7 million at December 31, 2015, representing an increase of $1.9 million or 0.5%. During the six months ended June 30, 2016, increases of $18.1 million in demand deposits and $8.5 million in money market deposit and savings accounts were mostly offset by a decrease of $9.7 million in retail time deposits and a decrease in brokered time deposits of $15.0 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At June 30, 2016 and December 31, 2015, brokered deposits totaled $98.3 million and $113.3 million, respectively. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$54,379		$46,897		$51,740		$46,562
Demand, interest-bearing	50,750	0.33%	33,104	0.23%	45,829	0.29%	33,115	0.23%
Money market and savings deposits	95,020	0.49%	96,652	0.29%	93,792	0.47%	99,373	0.29%
Time deposits	212,977	1.33%	196,474	1.28%	219,569	1.30%	195,851	1.30%
Total interest-bearing deposits	358,747	0.97%	326,230	0.88%	359,190	0.95%	328,339	0.89%
Total deposits	$413,126		$373,127		$410,930		$374,901

The maturity distribution of time deposits of $100,000 or more as of June 30, 2016, is as follows:

June 30,
2016
Three Months or Less	$7,048
Over Three Through Six Months	3,571
Over Six Through Twelve Months	6,701
Over Twelve Months	31,026
TOTAL	$48,346

Short-Term Borrowed Funds

At June 30, 2016, First Priority had short-term borrowings totaling $22.9 million, compared to $59.7 million at December 31, 2015. Short-term borrowings consisted of advances from the FHLB with an original maturity of one year or less as of each of these periods. The decrease of $36.8 million, or 61.7%, between periods in short-term borrowings resulted primarily from the decline in short-term investment securities from the prior year end in conjunction with the increase in interest bearing deposits reflected in cash and cash equivalents. Advances from the FHLB at June 30, 2016 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended June 30, 2016 and 2015. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the six months ended June 30,
	2016	2015
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$4	$50
Weighted average rate during the period	0.76%	0.51%
FHLB short-term borrowings:
Balance at period end	$22,900	$63,208
Weighted average rate at period end	0.56%	0.32%
Maximum month-end balance	$29,875	$63,208
Average daily balance during the period	$14,463	$30,301
Weighted average rate during the period	0.62%	0.33%

Long-Term Debt

Long-term debt totaled $15.0 million as of June 30, 2016 and December 31, 2015.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.09%, as of each of these respective dates and an average remaining life of 1.4 years and 1.9 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $15.0 million and $11.0 million during the six months ended June 30, 2016 and 2015, respectively, with an average rate of 1.09% and 0.89% for each of these respective periods. The maximum month-end balance of these borrowings was $15.0 million for the first six months of 2016 and $11.0 million for the same period in 2015.

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

Capital Resources

Shareholders’ equity at June 30, 2016 was $47.5 million, representing a decrease of $4.6 million from $52.1 million at December 31, 2015. Included in equity as of December 31, 2015 was $9.4 million of preferred stock, of which $6.0 million was redeemed in January 2016.  Additionally, increases in equity related to net income of $1.1 million, stock based compensation costs of $181 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $384 thousand, were partially offset by preferred dividends paid of $254 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at June 30, 2016 and December 31, 2015.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of June 30, 2016	As of December 31, 2015	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer	To Be Considered "Well-Capitalized"	As of June 30, 2016	As of December 31, 2015
Total risk-based capital	13.72%	13.08%	8.00%	8.625%	10.00%	13.64%	12.98%
Tier 1 risk-based capital	10.65%	10.07%	6.00%	6.625%	8.00%	10.57%	9.97%
Tier 1 common equity capital	10.00%	9.60%	4.50%	5.125%	6.50%	10.57%	9.97%
Tier 1 leverage capital	8.48%	8.19%	4.00%	N/A	5.00%	8.41%	8.11%

The ratios shown above, for both the Company and the Bank, include the $9.5 million issuance of Tier 2 qualifying subordinated debt noted above.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2015.  As of June 30, 2016, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the six months ended June 30, 2016 and 2015.

	At or for the six months ended
	June 30,
	2016	2015
Return on average assets................................	0.44%	0.39%
Return on average equity................................	4.58%	3.56%
Average equity to average assets ratio........	9.56%	10.84%

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

At June 30, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $95.8 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $681 thousand and $711 thousand of performance standby letters of credit outstanding, respectively, and $1.2 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of June 30, 2016, the Company also has deposit letters of credit totaling $9.9 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At June 30, 2016, wholesale funding sources totaled $136.2 million and were comprised of $98.3 million of brokered certificates of deposit and $37.9 million of FHLB advances. At December 31, 2015, wholesale funding sources totaled $188.0 million and were comprised of $113.3 million of brokered certificates of deposit and $74.7 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of June 30, 2016 and December 31, 2015, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At June 30, 2016 and December 31, 2015, the Bank had a total borrowing capacity with the FHLB of $171 million and $169 million, respectively, with advances and letters of credit outstanding of $47.8 million and $74.7 million, respectively.  Short-term liquid assets at June 30, 2016 and December 31, 2015 totaled $17.0 million and $52.4 million, respectively, and were comprised of $16.8 million and $2.4 million, respectively, of interest bearing deposits held at correspondent banks and $250 thousand and $50 million of investment securities due within 30 days, respectively.

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

At June 30, 2016, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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
3.1

Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016)

3.2

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: August 12, 2016	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: August 12, 2016	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title
3.1

Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016)

3.2

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.3

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series B” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.4 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 24, 2009)

3.4

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 2.1 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.