Form 10-Q
period 2016-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2016-11-14
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 10, 2016
Common Stock, $1.00 Par Value	6,530,094 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$3,538	$3,533
Interest-bearing deposits in banks	21,371	2,376
Total cash and cash equivalents	24,909	5,909
Securities available for sale, at fair value (amortized cost: $24,385 and $94,389, respectively)	24,786	94,704
Securities held to maturity, at amortized cost (fair value: $20,747 and $20,446, respectively)	19,285	19,886
Loans receivable	487,335	409,153
Less: allowance for loan losses	3,323	2,795
Net loans	484,012	406,358
Restricted investments in bank stocks	3,330	3,368
Premises and equipment, net	1,825	2,033
Bank owned life insurance	3,236	3,178
Accrued interest receivable	1,595	1,623
Other real estate owned	1,549	1,633
Deferred taxes	2,910	3,543
Goodwill	2,725	2,725
Intangible assets with finite lives, net	253	310
Other assets	1,549	1,270
Total Assets	$571,964	$546,540
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$55,358	$46,343
Interest-bearing	387,335	362,344
Total deposits	442,693	408,687
Federal Home Loan Bank of Pittsburgh advances	70,688	74,725
Subordinated debt	9,201	9,201
Accrued interest payable	513	450
Other liabilities	1,239	1,386
Total Liabilities	524,334	494,449
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred stock, $100 par value; authorized 10,000,000 shares:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579 as of December 31, 2015	—	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229 as of December 31, 2015	—	229
Series C: 9%; 3,404 and 4,596 shares issued and outstanding; liquidation value: $3,404 and $4,596, respectively	3,404	4,596
Common stock, $1 par value; authorized 20,000,000 shares as of September 30, 2016 and
10,000,000 shares as of December 31, 2015;
issued and outstanding: 2016: 6,530,244; 2015: 6,492,194	6,530	6,492
Surplus	40,553	40,327
Accumulated deficit	(3,135)	(4,368)
Accumulated other comprehensive income	278	236
Total Shareholders’ Equity	47,630	52,091
Total Liabilities and Shareholders’ Equity	$571,964	$546,540

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans receivable, including fees	$4,944	$4,456	$14,222	$12,945
Securities—taxable	283	364	877	1,084
Securities—exempt from federal taxes	87	156	349	244
Interest bearing deposits and other	27	31	83	149
Total Interest and Dividend Income	5,341	5,007	15,531	14,422
Interest Expense
Deposits	885	713	2,593	2,157
Short-term borrowings	46	46	90	95
Long-term debt	40	38	123	87
Subordinated debt	171	—	515	—
Total Interest Expense	1,142	797	3,321	2,339
Net Interest Income	4,199	4,210	12,210	12,083
Provision for Loan Losses	510	195	710	445
Net Interest Income after Provision for Loan Losses	3,689	4,015	11,500	11,638
Non-Interest Income
Wealth management fee income	73	103	251	367
Gains on sales of investment securities	456	125	795	125
Bank owned life insurance income	19	22	58	64
Other	93	92	272	278
Total Non-Interest Income	641	342	1,376	834
Non-Interest Expenses
Salaries and employee benefits	2,047	1,922	6,061	5,686
Occupancy and equipment	451	481	1,462	1,540
Data processing equipment and operations	225	227	662	665
Professional fees	208	180	515	524
Marketing, advertising, and business development	70	126	168	208
FDIC insurance assessments	97	86	229	262
Pennsylvania bank shares tax expense	76	94	245	281
Other real estate owned	156	91	348	238
Other	306	322	908	903
Total Non-Interest Expenses	3,636	3,529	10,598	10,307
Income before Income Tax Expense	694	828	2,278	2,165
Income Tax Expense	218	240	715	681
Net Income	$476	$588	$1,563	$1,484
Preferred dividends	76	212	330	589
Income to Common Shareholders	$400	$376	$1,233	$895
Income per common share:
Basic	$0.06	$0.06	$0.19	$0.14
Diluted	$0.06	$0.06	$0.19	$0.14
Weighted average common shares outstanding:
Basic	6,527	6,492	6,509	6,462
Diluted	6,570	6,567	6,556	6,507

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$476	$588	$1,563	$1,484
Other comprehensive income:
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	(58)	851	881	761
Reclassification adjustment for realized gains included in net income	(456)	(125)	(795)	(125)
Tax effect	174	(246)	(30)	(216)
Net unrealized gain (loss) arising during the period	(340)	480	56	420
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(3)	(4)	(22)	(24)
Tax effect	1	1	8	8
Net unrealized holding losses on securities transferred during the period	(2)	(3)	(14)	(16)
Total other comprehensive income (loss)	(342)	477	42	404
Total comprehensive income	$134	$1,065	$1,605	$1,888

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	—	—	—	(589)	—	(589)
Issuance of 50,700 shares of restricted common stock	—	50	(50)	—	—	—
Forfeiture of 5,400 shares of restricted common stock	—	(5)	5	—	—	—
Net Income	—	—	—	1,484	—	1,484
Other comprehensive loss	—	—	—	—	404	404
Stock based compensation expense	—	—	238	—	—	238
Balance—September 30, 2015	$9,404	$6,492	$40,238	$(4,784)	$398	$51,748
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(330)	—	(330)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 36,250 shares of restricted common stock, net of 200 forfeited shares	—	36	(36)	—	—	—
Exercise of 2,000 shares of common stock options	—	2	10	—	—	12
Net income	—	—	—	1,563	—	1,563
Other comprehensive income	—	—	—	—	42	42
Stock based compensation expense	—	—	252	—	—	252
Balance—September 30, 2016	$3,404	$6,530	$40,553	$(3,135)	$278	$47,630

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,563	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	710	445
Write down of other real estate owned	140	137
Depreciation and amortization of premises and equipment	238	285
Net amortization	182	54
Stock based compensation expense	252	238
Net amortization of investment securities premiums and discounts	115	148
Net gains on sale of investment securities	(795)	(125)
Net gain on sale of other real estate owned	(7)	(88)
Net loss on disposal of premises and equipment	25	52
Bank owned life insurance policy income	(58)	(64)
Originations of loans held for sale	—	(1,194)
Proceeds from sale of loans held for sale	—	1,194
Deferred income tax expense	611	847
Decrease (increase) in accrued interest receivable	28	(86)
Increase in other assets	(279)	(489)
Increase in accrued interest payable	63	83
(Decrease) increase in other liabilities	(128)	296
Net Cash Provided by Operating Activities	2,660	3,217
Cash Flows from Investing Activities
Net originations in loans	(1,560)	(15,065)
Purchase of loans	(77,326)	(9,799)
Purchases of securities available for sale	(1,569)	(19,991)
Purchases of securities held to maturity	—	(5,427)
Redemption (purchase) of restricted stock	38	(267)
Proceeds from maturities or calls of securities available for sale	58,728	36,526
Proceeds from maturities or calls of securities held to maturity	525	235
Proceeds from the sale of securities available for sale	13,564	8,020
Proceeds from the sale of other real estate owned	293	313
Purchases of premises and equipment	(55)	(105)
Proceeds from the sale of premises and equipment	—	3
Net Cash Used in Investing Activities	(7,362)	(5,557)
Cash Flows from Financing Activities
Net increase in deposits	34,093	18,222
Net decrease in short-term borrowings	(1,037)	(7,669)
Payments on long-term borrowings	(3,000)	(1,000)
Proceeds from long-term borrowings	—	5,000
Payments regarding subordinated debt issuance costs	(16)	—
Redemption of preferred stock	(6,000)	—
Proceeds from the exercise of common stock options	12	—
Cash dividends paid on preferred stock	(350)	(597)
Net Cash Provided by Financing Activities	23,702	13,956
Net Increase in Cash and Cash Equivalents	19,000	11,616
Cash and Cash Equivalents—Beginning	5,909	7,866
Cash and Cash Equivalents—Ending	$24,909	$19,482
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of loans receivable to other real estate owned	$342	$544
Cash paid for interest on deposits and borrowings	$3,346	$2,409
Cash paid for income taxes	$104	$20

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has seven retail branch office locations, is a locally managed community bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of September 30, 2016, First Priority had total assets of $572.0 million and total shareholders’ equity of $47.6 million.

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to September 30, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of September 30, 2016 there were three remaining acquired purchased credit impaired loans with a net recorded balance of $225 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of September 30, 2016, the net recorded balance of acquired loans resulting from the Affinity merger totaled $16.3 million, including a remaining interest rate fair value adjustment of $23 thousand offset by a remaining accretable credit discount of $34 thousand, both of which are being recognized into interest income over the remaining life of the loans.  The Company also purchased portfolios of performing residential real estate loans during 2014 through 2016, all of which and were underwritten using similar underwriting standards as it uses for its organic portfolio.  These combined portfolios totaled $30.7 million as of September 30, 2016, with remaining acquisition premiums of $601 thousand that will be recognized into interest income over the remaining life of the loans.  In August 2016, the Company purchased $64.4 million of performing commercial loans from within the Bank’s market area which, as of September 30, 2016, totaled $63.1 million with remaining acquisition premiums of $179 thousand.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both September 30, 2016 and December 31, 2015, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where Net Income is Presented
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Sale of investment securities available for sale	$(456)	$(125)	$(795)	$(125)	Gains on sale of investment securities
Amortization of unrealized holding gain (losses) on securities transferred from available for sale to held to maturity	(3)	(4)	(22)	(24)	Interest Income on taxable securities
Tax effect	156	44	278	51	Income Tax Expense
Total reclassification	$(303)	$(85)	$(539)	$(98)

Accumulated other comprehensive income as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized gain on available for sale securities	$264	$208
Net unrealized holding gains on securities transferred from available for sale to held to maturity	14	28
Total	$278	$236

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  For public business entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 437,560 shares as of September 30, 2016 and 257,667 shares as of September 30, 2015.

The calculations of basic and diluted earnings per common share are presented below for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	(In thousands, except per share information)
	2016	2015	2016	2015
Net income	$476	$588	$1,563	$1,484
Less: preferred stock dividends	(76)	(212)	(330)	(589)
Income to common shareholders	$400	$376	$1,233	$895
Average basic common shares outstanding	6,527	6,492	6,509	6,462
Effect of dilutive stock options	43	75	47	45
Average number of common shares used to calculate diluted earnings per common share	6,570	6,567	6,556	6,507
Basic earnings per common share	$0.06	$0.06	$0.19	$0.14
Diluted earnings per common share	$0.06	$0.06	$0.19	$0.14

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$—	$103	$77	$309
Preferred Series B	—	5	4	15
Preferred Series C	76	104	249	265
Total preferred dividends	$76	$212	$330	$589

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $21 thousand as of September 30, 2016 and $43 thousand as of December 31, 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$6,981	$45	$—	$7,026
Obligations of states and political subdivisions	888	—	(4)	884
Federal agency mortgage-backed securities	14,645	301	(1)	14,945
Federal agency collateralized mortgage obligations	234	—	—	234
Other debt securities	1,500	60	—	1,560
Money market mutual fund	137	—	—	137
Total investment securities available for sale	$24,385	$406	$(5)	$24,786
Held To Maturity:
Obligations of states and political subdivisions	$18,803	$1,411	$—	$20,214
Other debt securities	482	51	—	533
Total investment securities held to maturity	$19,285	$1,462	$—	$20,747

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$62,967	$-	$(63)	$62,904
Obligations of states and political subdivisions	13,964	398	(15)	14,347
Federal agency mortgage-backed securities	17,042	87	(91)	17,038
Federal agency collateralized mortgage obligations	347	-	(1)	346
Money market mutual fund	69	-	-	69
Total investment securities available for sale	$94,389	$485	$(170)	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$19,405	$597	$(47)	$19,955
Other debt securities	481	10	-	491
Total investment securities held to maturity	$19,886	$607	$(47)	$20,446

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2016 and December 31, 2015.

	As of September 30, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of states and political subdivisions	$884	$(4)	1	$-	$-	—	$884	$(4)	1
Federal agency mortgage-backed securities	-	-	-	39	(1)	1	39	(1)	1
Total Available for Sale	$884	$(4)	1	$39	$(1)	1	$923	$(5)	2

	As of December 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$12,905	$(63)	11	$—	$—	—	$12,905	$(63)	11
Obligations of states and political subdivisions	2,780	(15)	7	—	—	—	2,780	(15)	7
Federal agency mortgage-backed securities	4,276	(46)	3	2,304	(45)	2	6,580	(91)	5
Federal agency collateralized mortgage obligations	220	(1)	1	—	—	—	220	(1)	1
Total Available for Sale	$20,181	$(125)	22	$2,304	$(45)	2	$22,485	$(170)	24
Held to Maturity:
Obligations of states and political subdivisions	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5
Total Held to Maturity	$2,373	$(47)	5	$-	$-	-	$2,373	$(47)	5

As of September 30, 2016, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of September 30, 2016, represents other than temporary impairment.

For the three and nine months ended September 30, 2016 there were realized gains of $456 thousand and $795 thousand.  For the three and nine months ended September 30, 2015 there were realized gains of $125 thousand.

Securities with an estimated fair value of $41.9 million and $55.2 million were pledged at September 30, 2016 and December 31, 2015, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $40 thousand and $60 thousand as of September 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of securities as of September 30, 2016 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	September 30, 2016		September 30, 2016
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	7,869	7,910	800	806
Due after five years through ten years	—	—	1,294	1,361
Due after ten years	—	—	16,709	18,047
	7,869	7,910	18,803	20,214
Federal agency collateralized mortgage obligations	234	234	—	—
Federal agency mortgage-backed securities	14,645	14,945	—	—
Other debt securities	1,500	1,560	482	533
Money market mutual fund	137	137	—	—
Total	$24,385	$24,786	$19,285	$20,747

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,415	$74,470
Commercial mortgage	224,420	179,365
Commercial construction	20,814	13,466
Total commercial	333,649	267,301
Residential mortgage loans	109,890	101,185
Consumer:
Home equity lines of credit	26,331	24,762
Other consumer loans	17,121	15,915
Total consumer	43,452	40,677
Total loans	486,991	409,163
Allowance for loan losses	(3,323)	(2,795)
Net deferred loan cost (fees)	344	(10)
Total loans receivable, net	$484,012	$406,358

 In August, 2016, the Company increased its loans outstanding through the acquisition of  $64.4 million of various types of performing commercial loans within the Bank’s market area, and  in June,  2016, the Company purchased $12.7 million of performing residential real estate loans; all of which were underwritten using similar standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended					For the nine months ended
	September 30, 2016					September 30, 2016
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$567	$—	$1	$115	$683	$631	$(75)	$20	$107	$683
Commercial mortgage	828	—	—	163	991	831	(72)	—	232	991
Commercial construction	57	—	—	24	81	56	—	—	25	81
Residential mortgage loans	276	—	—	—	276	259	—	—	17	276
Home equity lines of credit	152	—	1	16	169	167	—	9	(7)	169
Other consumer loans	47	—	4	26	77	84	(75)	11	57	77
Unallocated	880	—	—	166	1,046	767	—	—	279	1,046
Total loans	$2,807	$—	$6	$510	$3,323	$2,795	$(222)	$40	$710	$3,323

	For the three months ended					For the nine months ended
	September 30, 2015					September 30, 2015
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$764	$(29)	$4	$(48)	$691	$788	$(45)	$11	$(63)	$691
Commercial mortgage	625	(107)	—	114	632	468	(149)	—	313	632
Commercial construction	40	—	—	3	43	26	—	—	17	43
Residential mortgage loans	175	-	—	34	209	159	(14)	—	64	209
Home equity lines of credit	230	-	11	(24)	217	270	(12)	99	(140)	217
Other consumer loans	67	-	3	20	90	87	(16)	11	8	90
Unallocated	665	—	—	96	761	515	—	—	246	761
Total loans	$2,566	$(136)	$18	$195	$2,643	$2,313	$(236)	$121	$445	$2,643

The following tables present the balance in the allowance for loan losses at September 30, 2016 and December 31, 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	September 30, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$683	$92	$591	$88,415	$1,622	$86,793
Commercial mortgage	991	223	768	224,420	625	223,795
Commercial construction	81	—	81	20,814	—	20,814
Residential mortgage loans	276	47	229	109,890	666	109,224
Home equity lines of credit	169	—	169	26,331	92	26,239
Other consumer loans	77	—	77	17,121	163	16,958
Unallocated	1,046	—	1,046	—	—	—
Total loans	$3,323	$362	$2,961	$486,991	$3,168	$483,823

	December 31, 2015
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$631	$123	$508	$74,470	$1,259	$73,211
Commercial mortgage	831	264	567	179,365	2,196	177,169
Commercial construction	56	—	56	13,466	—	13,466
Residential mortgage loans	259	46	213	101,185	669	100,516
Home equity lines of credit	167	—	167	24,762	96	24,666
Other consumer loans	84	19	65	15,915	351	15,564
Unallocated	767	—	767	—	—	—
Total loans	$2,795	$452	$2,343	$409,163	$4,571	$404,592

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2016 and December 31, 2015 as well as for the three and nine month periods ended September 30, 2016 and 2015, respectively:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$714	$1,269	$—	$317	$803	$—
Commercial mortgage	119	177	—	1,463	1,530	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	28	63	—	31	64	—
Home equity lines of credit	92	94	—	96	97	—
Other consumer loans	163	187	—	185	206	—
With an allowance recorded:
Commercial and industrial	$908	$969	$92	$942	$995	$123
Commercial mortgage	506	630	223	733	850	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	638	638	47	638	638	46
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	166	168	19
Total:
Commercial and industrial	$1,622	$2,238	$92	$1,259	$1,798	$123
Commercial mortgage	625	807	223	2,196	2,380	264
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	666	701	47	669	702	46
Home equity lines of credit	92	94	—	96	97	—
Other consumer loans	163	187	—	351	374	19
Total	$3,168	$4,027	$362	$4,571	$5,351	$452

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$749	$—	$507	$—	$723	$—	$767	$9
Commercial mortgage	1,187	13	1,759	13	1,323	42	2,411	39
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	22	—	235	—	28	—	234	—
Home equity lines of credit	93	1	98	1	94	3	99	3
Other consumer loans	167	2	191	2	174	5	281	5
With an allowance recorded:
Commercial and industrial	$718	$5	$961	$3	$671	$19	$940	$8
Commercial mortgage	507	5	1,598	—	442	16	1,063	—
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	638	6	—	—	638	18	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	166	—	—	—	56	—
Total:
Commercial and industrial	$1,467	$5	$1,468	$3	$1,394	$19	$1,707	$17
Commercial mortgage	1,694	18	3,357	13	1,765	58	3,474	39
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	660	6	235	—	666	18	234	—
Home equity lines of credit	93	1	98	1	94	3	99	3
Other consumer loans	167	2	357	2	174	5	337	5
Total	$4,081	$32	$5,515	$19	$4,093	$103	$5,851	$64

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial and industrial	$914	$1,059
Commercial mortgage	8	575
Residential mortgage loans	—	31
Home equity lines of credit	15	16
Other consumer loans	66	252
Total loans	$1,003	$1,933

The Company’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $22 thousand and $72 thousand for the three and nine months ended September 30, 2016 and $54 thousand and $179 thousand for the three and nine months ended September 30, 2015, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$86,371	$—	$2,044	$—	$88,415
Commercial mortgage	222,356	—	2,064	—	224,420
Commercial construction	20,814	—	—	—	20,814
Residential mortgage loans	109,890	—	—	—	109,890
Consumer:
Home equity lines of credit	26,316	—	15	—	26,331
Other consumer loans	17,054	—	67	—	17,121
Total	$482,801	$—	$4,190	$—	$486,991

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$67,509	$5,290	$1,671	$—	$74,470
Commercial mortgage	174,339	3,478	1,548	—	179,365
Commercial construction	13,466	—	-	—	13,466
Residential mortgage loans	101,154	—	31	—	101,185
Consumer:
Home equity lines of credit	24,746	—	16	—	24,762
Other consumer loans	15,663	—	252	—	15,915
Total	$396,877	$8,768	$3,518	$—	$409,163

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$200	$640	$840	$87,575	$88,415
Commercial mortgage	49	—	7	56	224,364	224,420
Commercial construction	—	—	—	—	20,814	20,814
Residential mortgage loans	—	116	—	116	109,774	109,890
Consumer:				—
Home equity lines of credit	121	—	—	121	26,210	26,331
Other consumer loans	63	9	13	85	17,036	17,121
Total	$233	$325	$660	$1,218	$485,773	$486,991

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$67	$230	$297	$74,173	$74,470
Commercial mortgage	51	101	195	347	179,018	179,365
Commercial construction	—	—	—	—	13,466	13,466
Residential mortgage loans	975	—	—	975	100,210	101,185
Consumer:
Home equity lines of credit	—	—	—	-	24,762	24,762
Other consumer loans	15	—	209	224	15,691	15,915
Total	$1,041	$168	$634	$1,843	$407,320	$409,163

As of September 30, 2016 and December 31, 2015, there were no loans 90 days past due and still accruing interest.

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

The following tables summarize the balance of outstanding TDR’s at September 30, 2016 and December 31, 2015:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
September 30, 2016
Commercial and industrial	3	$708	$200	$908
Commercial mortgage	3	618	-	618
Residential mortgage loans	2	666	-	666
Home equity lines of credit	2	78	15	93
Other consumer loans	2	96	20	116
Total	12	$2,166	$235	$2,401

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2015
Commercial and industrial	4	$200	$742	$942
Commercial mortgage	6	1,622	343	1,965
Residential mortgage loans	2	638	31	669
Home equity lines of credit	2	79	17	96
Other consumer loans	2	99	22	121
Total	16	$2,638	$1,155	$3,793

During the third quarter of 2016, one performing commercial mortgage TDR loan totaling $1.3 million was refinanced by the Bank under current market terms and is no longer considered a TDR loan.

At September 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.  As of September 30, 2016, one commercial loan totaling $200 thousand was in default and is classified as non-accrual.  As of December 31, 2015, two commercial loans, classified as TDR’s, with a combined balance totaling $64 thousand were in default and were classified as non-accrual status.  Additionally, a mortgage loan restructured during the fourth quarter of 2015 with an outstanding balance of $638 thousand was past due 30 days as of December 31, 2015.

The following table reflects information regarding TDR’s entered into by the Company for the three and nine month periods ended September 30, 2016 and 2015.

	For the three months ended
	September 30, 2016			September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial mortgage	—	$—	$—	1	$120	$120
Total	—	$—	$—	1	$120	$120

	For the nine months ended
	September 30, 2016			September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	1	$200	$200
Commercial mortgage	—	—	—	1	120	120
Residential mortgage loans	—	—	—	1	35	35
Total	—	$—	$—	3	$355	$355

There were no new TDR’s entered into during the three and nine months ended September 30, 2016.  The TDRs entered into during the nine months ended September 30, 2015 consisted of a commercial loan whereby the customer’s payment schedule was modified and a commercial mortgage and residential mortgage, both of which included an interest rate reduction.  None of these restructurings included any forgiveness of debt.

The carrying amount of foreclosed residential real estate properties held was $764 thousand as of September 30, 2016.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of September 30, 2016.

Note 6—Deposits

The components of deposits at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Demand, non-interest bearing	$55,358	$46,343
Demand, interest-bearing	48,037	38,297
Money market and savings accounts	106,361	90,696
Time, $100 and over	46,570	56,138
Time, other	186,367	177,213
	$442,693	$408,687

Included in time, other at September 30, 2016 and December 31, 2015 are brokered deposits of $125.8 million and $113.3 million, respectively.

As of September 30, 2016 and December 31, 2015 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $8.6 million and $10.0 million, respectively.

At September 30, 2016, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
9/30/2017	$97,607
9/30/2018	87,155
9/30/2019	21,665
9/30/2020	9,471
9/30/2021	16,999
Thereafter	40
$232,937

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

As of September 30, 2016 and December 31, 2015 the Company had 3,404 shares and 9,404 shares, respectively, of 9%, fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million and $9.4 million, respectively.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock are outstanding as of September 30, 2016.

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

A summary of the Stock Option Plan is presented below:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	970,193	$6.41
Granted during period	37,500	5.93
Forfeited/cancelled during period	─	─
Exercised	(2,000)	5.73
Expired	(18,133)	9.65
Outstanding at end of period (1)	987,560	6.33
Exercisable at end of period (1)	354,560	$7.74

(1)

Included in options outstanding and exercisable at September 30, 2016 are 100,000 organizer options, with an exercise price of $10.00 per share, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options based on the closing stock price at September 30, 2016 and December 31, 2015 were 6.17 years and 3.23 years, respectively, and 6.67 years and 3.66 years, respectively. The aggregate intrinsic value of all outstanding stock options was $357 thousand as of September 30, 2016, including $69 thousand related to currently exercisable options, and $618 thousand as of December 31, 2015, including $121 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2016
Dividend yield	0.0%
Expected life	7 years
Expected volatility	26%
Risk-free interest rate	1.63%
Weighted average fair value	$ 1.83

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement dated February 28, 2013, with Affinity, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of September 30, 2016, 45,460 of these options remain outstanding with an average exercise price of $9.42 and a remaining contractual term of 3.04 years.

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

As of September 30, 2016, there was $258 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.85 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan, with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 27,500 performance options were cancelled in 2015 leaving 71,500 outstanding as of September 30, 2016.  These non-vested options may be further adjusted in the future.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of September 30, 2016, there was $389 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 28, 2020.

A summary of restricted stock award activity is presented below for the nine months ended September 30, 2016:

Shares
Outstanding unvested shares at beginning of period	165,474
Shares Granted during period	36,250
Shares Forfeited/cancelled during the period	(200)
Vested Shares during this period	(22,049)
Outstanding unvested shares at end of period	179,475

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

At September 30, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $89.0 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $681 thousand and $711 thousand of performance standby letters of credit outstanding, respectively, and $1.4 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of September 30, 2016, the Company also has deposit letters of credit totaling $12.2 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

The Bank’s capital amounts (dollars in thousands) and ratios at September 30, 2016 and December 31, 2015 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2016
Total capital (to risk-weighted assets)	$54,901	12.04%		$36,471	>8.0%	$	>45,588	>10.0%
Tier 1 capital (to risk-weighted assets)	42,342	9.29		>27,353	>6.0		>36,471	>8.0
Tier 1 common equity capital (to risk-weighted assets)	42,342	9.29		>20,515	>4.5		>29,632	>6.5
Tier 1 capital (to total assets)	42,342	8.18		>20,709	>4.0		>25,886	>5.0
December 31, 2015
Total capital (to risk-weighted assets)	$51,889	12.98%	$	>31,985	>8.0%	$	>39,981	>10.0%
Tier 1 capital (to risk-weighted assets)	39,858	9.97		>23,989	>6.0		>31,985	>8.0
Tier 1 common equity capital (to risk-weighted assets)	39,858	9.97		>17,992	>4.5		>25,988	>6.5
Tier 1 capital (to total assets)	39,858	8.11		>19,655	>4.0		>24,568	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2016 and December 31, 2015 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$7,026	$—	$7,026	$—
Obligations of states and political subdivisions	884	—	884	—
Federal agency mortgage-backed securities	14,945	—	14,945	—
Federal agency collateralized mortgage obligations	234	—	234	—
Other debt securities	1,560	—	1,560	—
Money market mutual fund	137	137	—	—
Total assets measured at fair value on a recurring basis	$24,786	$137	$24,649	$—
As of December 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$62,904	$—	$62,904	$—
Obligations of states and political subdivisions	14,347	—	14,347	—
Federal agency mortgage-backed securities	17,038	—	17,038	—
Federal agency collateralized mortgage obligations	346	—	346	—
Money market mutual fund	69	69	—	—
Total assets measured at fair value on a recurring basis	$94,704	$69	$94,635	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2016:
Impaired loans	$2,489	$—	$—	$2,489
Other real estate owned	710	—	—	710
Total assets measured at fair value on a nonrecurring basis	$3,199	$—	$—	$3,199
As of December 31, 2015:
Impaired loans	$3,699	$—	$—	$3,699
Other real estate owned	935	—	—	935
Total assets measured at fair value on a nonrecurring basis	$4,634	$—	$—	$4,634

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

Quantitative information about Level 3 fair value measurements at September 30, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$2,489	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (6.40%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	7.5%-10% (8.23%)
Other real estate owned	$710	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-35% (1.49%)
			Liquidation expenses	5%-8% (6.99%)

Quantitative information about Level 3 fair value measurements at December 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$3,699	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.75%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.34%)
Other real estate owned	$935	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-25% (3.39%)
			Liquidation expenses	7%-8.5% (8.38%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

Valuation of real estate collateral may be discounted based on the age of the existing appraisal.  Discounts are typically not taken for recent appraisals. Valuations related to business assets used as collateral are typically discounted more heavily due to the inherent level of uncertainty in determining the fair value of these types of assets. Liquidation costs relating to these assets are charged to expense.

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of September 30, 2016, the fair value of other real estate owned consists of balances of $1.2 million, net of a valuation allowance of $527 thousand.  As of December 31, 2015, the fair value of other real estate owned consists of balances of $1.3 million, net of a valuation allowance of $404 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of September 30, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.1 million, net of valuation allowances of $362 thousand; and loan balances with no related allowance recorded of $1.7 million, net of partial charge-offs of $927 thousand. As of December 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.5 million, net of valuation allowances of $452 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $867 thousand.

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

At September 30, 2016 and December 31, 2015, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$24,909	$24,909	$24,909	$—	$—
Securities available for sale	24,786	24,786	137	24,649	—
Securities held to maturity	19,285	20,747	—	20,747	—
Loans receivable, net	484,012	493,667	—	—	493,667
Restricted stock	3,330	3,330	—	3,330	—
Accrued interest receivable	1,595	1,595	—	1,595	—

Liabilities:
Deposits	442,693	443,841	—	443,841	—
Federal Home Loan Bank of Pittsburgh advances	70,688	70,724	—	70,724	—
Subordinated debt	9,201	9,492	—	9,492	—
Accrued interest payable	513	513	—	513	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$5,909	$5,909	$5,909	$—	$—
Securities available for sale	94,704	94,704	69	94,635	—
Securities held to maturity	19,886	20,446	—	20,446	—
Loans receivable, net	406,358	413,187	—	—	413,187
Restricted stock	3,368	3,368	—	3,368	—
Accrued interest receivable	1,623	1,623	—	1,623	—

Liabilities:
Deposits	408,687	409,029	—	409,029	—
Federal Home Loan Bank of Pittsburgh advances	74,725	74,654	—	74,654	—
Subordinated debt	9,201	9,201	—	9,201	—
Accrued interest payable	450	450	—	450	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and nine months ended September 30, 2016 and 2015, and its financial condition as of September 30, 2016 and December 31, 2015. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2016 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the nine months ended September 30,
	2016	2015
Total revenue (1)	$ 13,586	$ 12,917
Net income	1,563	1,484
Total assets	571,964	508,634
Total loans receivable	487,335	399,083
Total deposits	442,693	396,277
(1)	Total revenue equals net interest income plus non-interest income.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of September 30, 2016 and December 31, 2015 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the three month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended September 30,		Increase (decrease)	% Change	For the nine months ended September 30,		Increase (decrease)	% Change
	2016	2015			2016	2015
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,199	$4,210	$(11)	(0.3)%	$12,210	$12,083	$127	1.1%
Non-interest income	641	342	299	87.4%	1,376	834	542	65.0%
Total Revenue	4,840	4,552	288	6.3%	13,586	12,917	669	5.2%
Provision for loan losses	510	195	315	161.5%	710	445	265	59.6%
Non-interest expenses	3,636	3,529	107	3.0%	10,598	10,307	291	2.8%
Income before income tax expense	694	828	(134)	(16.2)%	2,278	2,165	113	5.2%
Income tax expense	218	240	(22)	(9.2)%	715	681	34	5.0%
Net Income	$476	$588	$(112)	(19.0)%	$1,563	$1,484	$79	5.3%
Preferred dividends, including net amortization	76	212	(136)	(64.2)%	330	589	(259)	(44.0)%
Net Income to common shareholders	$400	$376	$24	6.4%	$1,233	$895	$338	37.8%
Income per common share:
Basic	$0.06	$0.06	$-		$0.19	$0.14	$0.05
Diluted	$0.06	$0.06	$-		$0.19	$0.14	$0.05

Operating results reflected above for the three and nine months ended September 30, 2016 were impacted by the following items, including the specific line items impacted:

•

On August 21, 2016, the Bank significantly increased its loans outstanding through the acquisition of 23 commercial lending relationships totaling $64 million in outstanding loan balances from another local banking institution.  The loan purchase had a modestly negative impact on third quarter, 2016, operating results as the Bank also recorded an initial loan loss provision of approximately $500 thousand related to these acquired loans, consistent with its current practice that an allowance be established on all loans generated, and recorded one-time transaction costs of approximately $50 thousand related to the purchase.   Also, during the second quarter of 2016, the Bank purchased $12.7 million of performing residential real estate loans which were underwritten using similar standards as the Bank uses for its organic portfolio.  For the nine months ended September 30, 2016, total loans outstanding increased 19.1%.

•

In addition, the Bank took advantage of financial market conditions during the current quarter and the first nine months of 2016 in selling $6.5 million and $12.8 million, respectively, of its longer duration state and municipal obligations and recorded gains from these investment sales of $456 thousand and $795 thousand in each of these respective periods, which are included in non-interest income above.  Comparatively, securities gains recorded in both the three and nine months ended September 30, 2015, totaled $125 thousand, which resulted from the sale of $7.5 million of U.S. Treasury securities.

•

Also, the Company’s earnings per share has and will continue to be positively impacted from the refinancing of $6.0 million of the 9% preferred stock in January, 2016, which resulted from the issuance of 7% subordinated debentures in November 2015.  These combined steps have provided an on-going benefit to our income available to common shareholders of $0.01 per quarter as the current after tax cost of the interest expense on the debentures of 4.62% is a significant reduction to the prior 9% after tax impact of the preferred stock dividends.

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

The following tables set forth, for the three and nine month periods ended September 30, 2016 and 2015, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended September 30,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$447,874	$4,944	4.44%	$392,468	$4,456	4.50%	$488	11.0%
Taxable investment securities	40,259	283	2.84%	62,039	364	2.33%	(81)	(22.3)%
Nontaxable investment securities	8,461	87	4.12%	15,199	156	4.06%	(69)	(44.2)%
Total investment securities	48,720	370	3.06%	77,238	520	2.67%	(150)	(28.8)%
Deposits with banks and other (1)	7,969	27	1.34%	4,081	31	3.03%	(4)	(12.9)%
Total interest earning assets	504,563	5,341	4.26%	473,787	5,007	4.19%	334	6.7%
Non-interest-earning assets (1)	18,655			21,090
TOTAL ASSETS	$523,218			$494,877
Interest-bearing liabilities:
Demand, interest-bearing	$49,318	41	0.34%	$31,912	17	0.22%	$24	141.2%
Money market and savings	104,317	144	0.55%	92,662	71	0.30%	73	102.8%
Time deposits	210,438	700	1.34%	203,239	625	1.22%	75	12.0%
FHLB advances and other borrowings	44,268	85	0.77%	65,391	84	0.51%	1	1.2%
Subordinated debt	9,197	172	7.52%	—	—	0.00%	172	—
Total interest-bearing liabilities	417,538	1,142	1.10%	393,204	797	0.80%	345	43.3%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	56,087			48,892
Other liabilities	1,797			1,491
Shareholders’ equity	47,796			51,290
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$523,218			$494,877
Net interest income/rate spread		$4,199	3.16%		$4,210	3.39%	$(11)	(0.3)%
Net interest margin			3.35%			3.53%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

	For the Nine Months Ended September 30,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$423,282	$14,222	4.49%	$381,634	$12,945	4.54%	$1,277	9.9%
Taxable investment securities	46,962	877	2.50%	62,758	1,084	2.31%	(207)	(19.1)%
Nontaxable investment securities	11,375	349	4.09%	8,041	244	4.05%	105	43.0%
Total investment securities	58,337	1,226	2.81%	70,799	1,328	2.51%	(102)	(7.7)%
Deposits with banks and other (1)	6,551	83	1.69%	4,188	149	4.76%	(66)	(44.3)%
Total interest earning assets	488,170	15,531	4.25%	456,621	14,422	4.22%	1,109	7.7%
Non-interest-earning assets (1)	18,848			20,903
TOTAL ASSETS	$507,018			$477,524
Interest-bearing liabilities:
Demand, interest-bearing	$47,000	108	0.31%	$32,710	55	0.23%	$53	96.4%
Money market and savings	97,326	362	0.50%	97,112	216	0.30%	146	67.6%
Time deposits	216,503	2,123	1.31%	198,340	1,886	1.27%	237	12.6%
FHLB advances and other borrowings	34,436	213	0.82%	49,452	182	0.49%	31	17.0%
Subordinated debt	9,194	515	7.49%	—	—	0.00%	515	—
Total interest-bearing liabilities	404,459	3,321	1.10%	377,614	2,339	0.83%	982	42.0%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	53,199			47,431
Other liabilities	1,565			1,505
Shareholders’ equity	47,795			50,974
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,018			$477,524
Net interest income/rate spread		$12,210	3.15%		$12,083	3.39%	$127	1.1%
Net interest margin			3.34%			3.54%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$558	$(70)	$488	$1,412	$(135)	$1,277
Taxable investment securities	(147)	66	(81)	(289)	82	(207)
Nontaxable investment securities	(71)	2	(69)	103	2	105
Total investment securities	(218)	68	(150)	(186)	84	(102)
Deposits with banks and other	19	(23)	(4)	59	(125)	(66)
Total interest earning assets	359	(25)	334	1,285	(176)	1,109
Interest expense:
Demand, interest-bearing	12	12	24	29	24	53
Money market and savings	9	64	73	—	146	146
Time deposits	21	54	75	178	59	237
FHLB advances and other borrowings	(33)	34	1	(67)	98	31
Subordinated debt	172	—	172	515	—	515
Total interest bearing liabilities	181	164	345	655	327	982
Change in net interest income	$178	$(189)	$(11)	$630	$(503)	$127

For the three months ended September 30, 2016, net interest income totaled $4.20 million, a decrease of $11 thousand, or 0.3%, from $4.21 million for the three months ended September 30, 2015.  Net interest margin declined 18 basis points from 3.53% for the third quarter of 2015 to 3.35% for the same period in 2016.  Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest-bearing liabilities, decreased 23 basis points from 3.39% for the three months ended September 30, 2015 to 3.16% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for a net increase of $178 thousand while the change in our relative rate structure resulted in a net decline in net interest income of $189 thousand.

Average interest earning assets for the third quarter of 2016 increased $30.8 million, or 6.5%, including an increase in average loans of $55.4 million, or 14.1%, offset by a decrease in average investment balances of $28.5 million, or 36.9%, when compared to the prior year quarter. This overall increased volume of average earning assets provided an additional $359 thousand in interest income, with $558 thousand provided from incremental loan balances. The average yield on earning assets increased 7 basis points in the current quarter compared to the prior year three month period from 4.19% to 4.26% which resulted in a rate related decrease of interest income of $25 thousand between the periods.  This change in interest income related to rates is not only impacted by changes in comparable rates, but also by balance increases or decreases and the resulting product mix structure.  When comparing these periods, this includes a decrease of $70 thousand attributable to lower yields on loans and $23 thousand related to deposits with banks and other interest income, including $12 thousand related to a decline of dividends received on the Bank’s restricted investment in FHLB stock, partially offset by an increase of $68 thousand attributable to higher average yields on investment securities.

Average interest bearing liabilities increased $24.3 million, or 6.2%, when comparing the current quarter to the prior year quarter. Average deposit balances increased $36.3 million, or 11.1%, consisting of an increase in interest bearing NOW accounts of $17.4 million, or 54.5%, an increase in money market and savings deposits of $11.7 million, or 12.6%, and an increase in time deposits of $7.2 million, or 3.5%.  Also, when comparing these periods, the issuance of subordinated debt in November 2015 resulted in an average balance of $9.2 million in the third quarter of 2016.  The incremental growth of interest bearing liabilities resulted in an overall increase in interest expense of $181 thousand, of which $172 thousand was specifically attributable to the subordinated debt. At the same time, due to the change in mix of balances, the average rate on interest bearing liabilities in the current quarter compared to the prior year quarter increased from 0.80% to 1.10%, resulting in an overall increase in interest expense of $164 thousand between the periods related to this increase in rates.

For the nine months ended September 30, 2016, net interest income increased $127 thousand, or 1.1%, to $12.21 million compared to $12.08 million for the same period in 2015. Net interest margin decreased 20 basis points from 3.54% for the first nine months of 2015 to 3.34% for the same period in 2016. Net interest spread decreased 24 basis points from 3.39% for the first nine months of 2015 to 3.15% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for an increase of $630 thousand while the change in our relative rate structure resulted in a decline in net interest income of $503 thousand.

Average interest earning assets for the first nine months of 2016 increased $31.5 million, or 6.9%, including an increase in average loans of $41.6 million, or 10.9%, offset by a decrease in average investment balances of $12.5 million, or 17.6%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.29 million in interest income, of which $1.41 million was provided from incremental loan balances.  The average yield on earning assets increased 3 basis points in the current year compared to the prior year nine month period from 4.22% to 4.25%.  The change in interest income related to changing rates, which is not only impacted by changes in comparable interest rates, but also by changes in product mix structure, resulted in a decrease of net interest income of $176 thousand when comparing these periods.

Average interest bearing liabilities increased $26.8 million, or 7.1%, in 2016. During this time, overall deposit balances increased $32.7 million, or 10.0%, as interest bearing demand deposits increased $14.3 million, money market and savings deposits increased $0.2 million and time deposits increased $18.2 million,. At the same time, borrowed funds declined $5.8 million, as the current year increase of $9.2 million related to subordinated debt was offset by a decline in FHLB advances of $15.0 million.  The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $655 thousand. At the same time, the average rate on interest bearing liabilities increased 27 basis point from 0.83% for the first nine months of 2015 to 1.10% in the current year, which along with the change in mix of balances, accounted for an increase in interest expense of $327 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $510 thousand and $710 for the three and nine months ended September 30, 2016 compared to $195 thousand and $445 thousand for the same periods in 2015.  The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. The provision recorded for the three and nine months ended September 30, 2016 included approximately $500 thousand related to the $64 million commercial loan purchase completed in August 2016.  Total loans, excluding the impact of the commercial loans purchased, increased $14.9 million during the nine months ended September 30, 2016. Net loan charge-offs or recoveries resulted in a net recovery of $6 thousand for the three months ended September 30, 2016 while net charge-offs were $182 thousand for the nine months ended September 30, 2016 and totaled $118 thousand and $115 thousand, respectively, for the three and nine months ended September 30, 2015.  The allowance for loan losses was $3.3 million at September 30, 2016 compared to $2.8 million at December 31, 2015 which represented 0.68%, for both of these periods, of total loans outstanding.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off, refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses. Beginning in the third quarter of 2016, due to the immaterial remaining balances of purchased non-credit impaired loans, all loans are included in quarterly adequacy of the allowance as described above, excluding three remaining purchased credit impaired loans, which are analyzed separately.  These loans consist of two commercial loans and one commercial real estate loan with a combined net recorded investment of $225 thousand, net of combined non-amortizing specific reserves totaling $362 thousand.

Non-Interest Income

For the three and nine months ended September 30, 2016, non-interest income totaled $641 thousand and $1.38 million, compared to $342 thousand and $834 thousand, for the same periods in 2015, respectively. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.

The Company sold $6.5 million and $12.8 million of long duration state and municipal investment securities in the three and nine months ended September 30, 2016, which were classified as available for sale, to take advantage of favorable market conditions, and resulted in gains from these sales totaling $456 thousand and $795 thousand for these respective periods as reflected in the table below.  During both the three and nine months ended September 30, 2015, the Company sold $7.5 million of U.S. Treasury securities which resulted in gains from those sales of $125 thousand.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2016 vs.	2016 vs.	September 30,		2016 vs.	2016 vs.
	2016	2015	2015	2015	2016	2015	2015	2015
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$73	$103	$(30)	(29.1)%	$251	$367	$(116)	(31.6)%
Service charges on deposits	34	37	(3)	(8.1)	105	108	(3)	(2.8)
Other branch fees	44	46	(2)	(4.3)	132	133	(1)	(0.8)
Loan related fees	13	8	5	62.5	31	24	7	29.2
Gains on sales of investment securities	456	125	331	100.0	795	125	670	100.0
Bank owned life insurance income	19	22	(3)	(13.6)	58	64	(6)	(9.4)
Other	2	1	1	100.0	4	13	(9)	(69.2)
Total Non-Interest Income	$641	$342	$299	87.4%	$1,376	$834	$542	65.0%

Non-Interest Expenses

For the three and nine months ended September 30, 2016, non-interest expenses were $3.64 million and $10.60 million, respectively, compared to $3.53 million and $10.31 million for the same periods in 2015, or increases of $107 thousand and $291 thousand, respectively.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the nine months ended		Net Change	% Change
	September 30,		2016 vs.	2016 vs.	September 30,		2016 vs.	2016 vs.
	2016	2015	2015	2015	2016	2015	2015	2015
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,047	$1,922	$125	6.5%	$6,061	$5,686	$375	6.6%
Occupancy and equipment	451	481	(30)	(6.2)	1,462	1,540	(78)	(5.1)
Data processing equipment and operations	225	227	(2)	(0.9)	662	665	(3)	(0.5)
Professional fees	208	180	28	15.6	515	524	(9)	(1.7)
Marketing, advertising and business development	70	126	(56)	(44.4)	168	208	(40)	(19.2)
FDIC insurance assessments	97	86	11	12.8	229	262	(33)	(12.6)
Pennsylvania bank shares tax expense	76	94	(18)	(19.1)	245	281	(36)	(12.8)
Other real estate owned costs	156	91	65	71.4	348	238	110	46.2
Other	306	322	(16)	(5.0)	908	903	5	0.6
Total Non-Interest Expenses	$3,636	$3,529	$107	3.0%	$10,598	$10,307	$291	2.8%

Highlights of significant non-interest expenses items for the third quarter 2016 compared to the third quarter 2015

•

Salaries and employee benefits increased $125 thousand, or 6.5%, in the three months ended September 30, 2016 compared to the third quarter of 2015. This increase resulted from incremental staffing costs to enhance business development opportunities and higher employee healthcare costs, partially offset by lower stock based compensation expenses.

~~•~~

Occupancy and equipment costs decreased $30 thousand, or 6.2%, comparing the current quarter and the same period last year, primarily related to the closing of the Plumstead office during the second quarter of 2016.

•

Marketing, advertising and business development expenses decreased $56 thousand, or 44.4%, for the period ended September 30, 2016.  The third quarter of 2015 included business development and marketing campaigns designed to take advantage of bank acquisitions announced during that time within the Bank’s markets.

•

FDIC insurance assessments and Pennsylvania bank shares tax expenses are primarily calculated based on asset size and equity levels of the Bank.  The decline in the bank shares tax is primarily related to a prior year overpayment.

•

Net costs related to other real estate owned increased $65 thousand, or 71.4%, in the current quarter compared to the same period in 2015. Ongoing maintenance and other operating costs decreased $25 thousand while net losses on property sales or valuation adjustments increased $90 thousand when comparing the current quarter to the same period last year.

•

Other expenses decreased $16 thousand, or 5.0%, in the current quarter compared to the quarter ended September 30, 2015, primarily related to the one-time costs to close the Towamencin Office in the third quarter of 2015 of $47 thousand; partially offset by increased loan and deposit generation costs of $18 thousand and contribution costs to educational improvement organizations of $13 thousand incurred in the current quarter.

Nine months ended September 30, 2016 compared to prior year

•	Non-interest expenses increased $291 thousand, or 2.8%, in the nine months ended September 30, 2016 compared to 2015.
•

Salaries and employee benefits increased $375 thousand, or 6.6%, in the nine months ended September 30, 2016 compared to 2015 due to incremental staffing costs and related payroll taxes to enhance business development opportunities, increased bonus and stock based compensation expenses and higher employee healthcare costs; partially offset by lower wealth management commissions paid.

•	Occupancy and equipment costs declined $78 thousand, or 5.1%, due to lower lease costs related to the Towamencin and Plumstead Office closures and related lower depreciation and utilities costs.
•

Marketing, advertising and business development expenses decreased $40 thousand, or 19.2%, for the period ended September 30, 2016.  2015 included business development and marketing campaigns designed to take advantage of bank acquisitions announced during that time within the Bank’s markets.

•

FDIC insurance assessments, calculated based on asset size and equity levels of the Bank, decreased $33 thousand, or 12.6%, due to a decline in the corresponding rate used by the FDIC to calculate the insurance premiums when comparing the two periods.

•

The Pennsylvania bank shares tax expense, calculated based on equity levels of the Bank, decreased $36 thousand, or 12.8%, in 2016 compared to the prior year, due to a decrease in equity capital related to the Company’s repayment of preferred stock and a prior year overpayment.

•

Other real estate owned costs increased by $110 thousand, or 46.2%, in 2016 compared to the prior year.  Ongoing maintenance and other operating costs increased $52 thousand while net losses on property sales or valuation adjustments increased $74 thousand when comparing the current year to the same period last year.  At the same time, acquisition and legal related costs declined $6 thousand and incremental rental income collected increased $10 thousand

•	Other expenses increased $5 thousand, or 0.6%, for the nine months ended September 30, 2016.

Provision for Income Taxes

Income tax expense recorded in the three and nine months ended September 30, 2016 totaled $218 thousand and $715 thousand compared to $240 thousand and $681 thousand for the three and nine months ended 2015.  The Company’s effective tax rate for the nine months ended September 30, 2016 was 31.4%, and was 31.5% for the nine months ended September 30, 2015.

The Company’s net operating loss (“NOL”) carryforwards totaled $5.1 million as of September 30, 2016, including acquired NOLs. First Priority had NOL carryforwards of $3.1 million at September 30, 2016, which expire in 2028 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.4 million at September 30, 2016, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity, of which $615 thousand remains available to reduce future federal income taxes as of September 30, 2016. This NOL is also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

Financial Condition as of September 30, 2016 and December 31, 2015

Balance Sheet Review

			Net Change	% Change
	September 30,	December 31,	2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 24,909	$ 5,909	$ 19,000	321.5%
Investment securities	44,071	114,590	(70,519)	-61.5%
Loans	487,335	409,153	78,182	19.1%
Total earning assets	556,315	529,652	26,663	5.0%

Allowance for loan losses	(3,323)	(2,795)	(528)	18.9%
Restricted investments in bank stocks	3,330	3,368	(38)	-1.1%
Premises and equipment, net	1,825	2,033	(208)	-10.2%
Bank owned life insurance	3,236	3,178	58	1.8%
Other real estate owned	1,549	1,633	(84)	-5.1%
Deferred income tax assets, net	2,910	3,543	(633)	-17.9%
Goodwill and other identifiable intangibles	2,978	3,035	(57)	-1.9%
Other assets	3,144	2,893	251	8.7%
Total assets	$ 571,964	$ 546,540	$ 25,424	4.7%

Liabilities
Deposits	$ 442,693	$ 408,687	$ 34,006	8.3%
FHLB advances	70,688	74,725	(4,037)	-5.4%
Subordinated debt	9,201	9,201	-	0.0%
Other liabilities	1,752	1,836	(84)	-4.6%
Total liabilities	524,334	494,449	29,885	6.0%
Equity
Total shareholders' equity	47,630	52,091	(4,461)	-8.6%
Total liabilities and shareholders' equity	$ 571,964	$ 546,540	$ 25,424	4.7%

Total assets at September 30, 2016 were $572.0 million, representing an increase of $25.4 million or 4.7% when compared to total assets of $546.5 million at December 31, 2015.  Total assets at September 30, 2016 consisted primarily of loans outstanding of $487.3 million, investment securities of $44.1 million and cash and cash equivalents of $24.9 million. At December 31, 2015, total assets consisted primarily of loans outstanding of $409.2 million, investment securities of $114.6 million and cash and cash equivalents of $5.9 million.

Deposits totaled $442.7 million at September 30, 2016 compared to $408.7 million at December 31, 2015, an increase of $34.0 million, or 8.3%. Of the total deposits at September 30, 2016, $209.8 million, or 47.4% of total deposits, are core deposits consisting of demand, money market and savings deposits, which increased $34.4 million, or 19.6% compared to core deposits of $175.3 million at December 31, 2015.

Advances from Federal Home Bank of Pittsburgh totaled $70.7 million at September 30, 2016 compared to $74.7 million at December 31, 2015, a decrease of $4.0 million, or 5.4% while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at September 30, 2016 was $47.6 million, representing a decrease of $4.5 million from $52.1 million at December 31, 2015, primarily related to the redemption of preferred stock totaling $6.0 million in January 2016.

Investments

First Priority’s total investment portfolio was $44.1 million at September 30, 2016, compared to $114.6 million at December 31, 2015, a decline of $70.5 million, or 61.5%. During the nine months ended September 30, 2016, the Company sold long duration state and municipal obligations with a book value of $12.8 million in order to take advantage of favorable market conditions.  Also, as of December 31, 2015, the investment portfolio included $50 million of short-term investments, consisting of United States Treasury securities and Federal Home Loan Bank notes, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2016.  Additional matured or called securities totaled $6.8 million during the first nine months of 2016.

As of September 30, 2016 and December 31, 2015, investments totaling $24.8 million and $94.7 million, respectively, were classified as available for sale while $19.3 million and $19.9 million, respectively, were classified as held to maturity. Total investments accounted for 7.7% and 21.0% of total assets at each respective date.

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $21 thousand as of September 30, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding gains reported in equity will offset the effect on interest income of the accretion of the discount on these securities. The transfer of securities from available for sale to held to maturity was completed in order to mitigate the volatility to common equity caused by sudden market fluctuations and to lock in a predictable earnings on these related securities.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in the capital account as other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $401 thousand at September 30, 2016 compared to $315 thousand at December 31, 2015. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at September 30, 2016 was comprised of federal agency securities (16%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (33%), obligations of states and political subdivisions (45%), and corporate and other debt securities (6%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at September 30, 2016 or December 31, 2015 and recorded no OTTI charges during the three and nine months ended September 30, 2016 and 2015.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at September 30, 2016. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of September 30, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$7,026	1.38%	$—	—	$—	—	$7,026	1.38%
Obligations of states and political subdivisions	—	—	884	1.67%	—	—	—	—	884	1.67%
Federal agency mortgage backed securities	—	—	—	—	3,488	2.20%	11,457	2.01%	14,945	2.05%
Federal agency collateralized mortgage obligations	—	—	—	—	175	1.36%	59	2.72%	234	1.70%
Other debt securities	—	—	—	—	1,560	5.50%	—	—	1,560	5.50%
Money market mutual fund	137	0.00%	—	—	—	—	—	—	137	0.00%
Total investments available for sale	$137	0.00%	$7,910	1.41%	$5,223	3.16%	$11,516	2.01%	$24,786	2.04%

	Securities Held to Maturity, at Amortized Cost
	As of September 30, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$800	4.72%	$1,294	3.84%	$16,709	4.34%	$18,803	4.32%
Other debt securities	—	—	—	—	—	—	482	4.37%	482	4.37%
Total investments held to maturity	$—	—	$800	4.72%	$1,294	3.84%	$17,191	4.34%	$19,285	4.32%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at September 30, 2016 and December 31, 2015 are shown in the following table:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$6,981	$7,026	$62,967	$62,904
Obligations of states and political subdivisions	888	884	13,964	14,347
Federal agency mortgage-backed securities	14,645	14,945	17,042	17,038
Federal agency collateralized mortgage obligations	234	234	347	346
Other debt securities	1,500	1,560	—	—
Money market mutual fund	137	137	69	69
Total investment securities available for sale	$24,385	$24,786	$94,389	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$18,803	$20,214	$19,405	$19,955
Other debt securities	482	533	481	491
Total held to maturity	$19,285	$20,747	$19,886	$20,446

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both September 30, 2016 and December 31, 2015, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.22 million and $3.26 million as of September 30, 2016 and December 31, 2015, respectively. The slight decrease is attributable to lower investments required to support the decreased level of borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At September 30, 2016, total loans were $487.3 million, representing an increase of $78.2 million, or 19.1%, from total loans outstanding of $409.2 million at December 31, 2015. During the first nine months of 2016 loan growth included an acquired commercial loan portfolio totaling $64.4 million in the third quarter and the purchase of performing residential real estate loans totaling $12.7 million in the second quarter of 2016.  During the current year, new organic loan production totaled approximately $49 million while the Company experienced approximately $48 million in principal payments or unscheduled loan payoffs.  The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$88,415	18%	$74,470	18%
Commercial Mortgage	224,420	46%	179,365	44%
Commercial Construction	20,814	4%	13,466	3%
Total Commercial	333,649	68%	267,301	65%
Residential Mortgage	109,890	23%	101,185	25%
Home Equity Lines	26,331	5%	24,762	6%
Other Consumer	17,121	4%	15,915	4%
Total Consumer	43,452	9%	40,677	10%
Total Loans	486,991	100%	409,163	100%
Net deferred loan (fees) or costs	344	—	(10)	—
Total	$487,335	100%	$409,153	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of September 30, 2016, commercial mortgage loans totaled $224.4 million, consisting of $139.3 million of loans to finance commercial business properties, of which 60% are owner occupied, $16.3 million to finance, and are secured by, multifamily properties, $53.2 million secured by 1-4 family residential dwelling properties for business purposes, and $15.6 million for other purposes. In addition, as of September 30, 2016, loans to lessors of non-residential buildings totaled $79.1 million, which is included in commercial mortgage loans; of this amount, $36.8 million, or 46%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of September 30, 2016, totaled 70% and 216% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	1,003	1,933
Total non-performing loans (1)	1,003	1,933
Other real estate owned	1,549	1,633
Repossessed assets (2)	—	-
Total non-performing assets (3)	2,552	3,566
Performing troubled debt restructurings (4)	2,166	2,638
Total non-performing assets and performing troubled debt restructurings	$4,718	$6,204
Non-performing loans as a percentage of total loans	0.21%	0.47%
Non-performing assets as a percentage of total assets	0.45%	0.65%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.82%	1.14%
Ratio of allowance to non-performing loans at end of period	331%	145%
Ratio of allowance to non-performing assets at end of period	130%	78%
Allowance for loan losses as a percentage of total loans	0.68%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $1.0 million at September 30, 2016, a decrease of $930 thousand from the $1.9 million at December 31, 2015. This decrease included a loan relationship totaling $1.0 million which was restored to accruing as a performing TDR.  Additionally, three loan relationships with property fair values totaling $342 thousand were transferred to other real estate owned while charge-offs in the first nine months of 2016 totaled $222 thousand.  There were two additional non-accrual commercial loans totaling $711 thousand related to commercial businesses which have experienced financial difficulty.  Total non-performing loans as a percentage of total loans at September 30, 2016 was 0.21%, compared to 0.47% at December 31, 2015.

Other real estate owned totaled $1.5 million at September 30, 2016 compared to $1.6 million at December 31, 2015.  As of September 30, 2016 and December 31, 2015 there were no repossessed assets.  Nonperforming assets totaled $2.6 million, or 0.45% of total assets, as of September 30, 2016, compared to $3.6 million, or 0.65% of total assets as of December 31, 2015.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2016 First Priority’s performing troubled debt restructurings totaled $2.2 million and $2.6 million as of December 31, 2015.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of September 30, 2016 and December 31, 2015, loans past due 30 to 89 days and still accruing totaled $358 thousand and $1.0 million, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.28% and 0.73%, respectively, of total loans outstanding.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,807	$2,566	$2,795	$2,313
Charge-offs:
Commercial and Industrial	—	29	75	45
Commercial Mortgage	—	107	72	149
Residential Mortgage Loans	—	—	—	14
Home equity lines of credit	—	—	—	12
Other consumer loans	—	—	75	16
Total loans charged off	—	136	222	236
Recoveries:
Commercial and Industrial	1	4	20	11
Home equity lines of credit	1	11	9	99
Other consumer	4	3	11	11
Total recoveries	6	18	40	121
Net loans charged off	(6)	118	182	115
Provision charged to operations	510	195	710	445
Balance at end of period	$3,323	$2,643	$3,323	$2,643
Average loans (1)	$447,874	$392,468	$423,282	$381,634

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	-0.01%	0.12%	0.06%	0.04%
Allowance for loan losses as a percentage of total loans	0.68%	0.66%	0.68%	0.66%

(1)	Includes non-accrual loans

The allowance for loan losses was $3.3 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively, which represented 0.68% of total loans outstanding at both respective dates. As of September 30, 2016 and December 31, 2015, the unamortized portion of the general credit fair value adjustment totaled $34 thousand and $174 thousand, respectively, and the total specific credit market valuation adjustment totaled $362 thousand as of both September 30, 2016 and December 31, 2015. Additionally, as of September 30, 2016 and December 31, 2015 the combination of these remaining credit fair value adjustments related to acquired loans, totaling $396 thousand and $536 thousand, respectively, and the allowance for loan losses of $3.3 million and $2.8 million for each respective period, or a total of $3.7 million and $3.3 million, respectively, would equate to 0.76% and 0.81% of total loans outstanding as of September 30, 2016 and December 31, 2015, respectively. Net charge-offs recorded totaled $182 thousand and $115 thousand for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	September 30,		December 31,
	2016		2015
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$683	18%	$631	18%
Commercial Mortgage	991	46%	831	44%
Commercial Construction	81	4%	56	3%
Residential Mortgage Loans	276	23%	259	25%
Home Equity Lines of Credit	169	5%	167	6%
Other Consumer Loans	77	4%	84	4%
Total Allocated	2,277	100%	2,028	100%
Unallocated	1,046		767
TOTAL	$3,323		$2,795

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $362 thousand has been provided on impaired loans of $3.2 million at September 30, 2016 compared to a specific allocation of $452 thousand related to $4.6 million of originated impaired loans at December 31, 2015.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 42 basis points of gross loans, depending on individual ratings applied.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $1.9 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The increase in the unallocated component is primarily the result of the initial incremental provision related to performing acquired loans within the third quarter of 2016.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of September 30, 2016, management believes that the allowance for loan losses of $3.3 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2016, these loans totaled $79.1 million and $67.5 million, respectively, or 16.2% and 13.9%, respectively, of the total loans outstanding. As of December 31, 2015, these same classifications of loans totaled $74.1 million and $58.4 million, respectively, or 18.1% and 14.3%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $442.7 million at September 30, 2016 compared to $408.7 million at December 31, 2015, representing an increase of $34.0 million or 8.3%. During the nine months ended September 30, 2016, increases of $18.8 million, or 22.2%, in demand deposits and $15.7 million, or 17.3%, in money market deposit and savings deposits, which represents a combined $34.5 million increase, or 19.6% in non-time deposits.  Total time deposits declined $414 thousand when comparing these same periods as a decrease of $12.9 million in retail time deposits was offset by an increase in brokered time deposits of $12.5 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At September 30, 2016 and December 31, 2015, brokered deposits totaled $125.8 million and $113.3 million, respectively. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$56,087		$48,892		$53,199		$47,431
Demand, interest-bearing	49,318	0.34%	31,912	0.22%	47,000	0.31%	32,710	0.23%
Money market and savings deposits	104,317	0.55%	92,662	0.30%	97,326	0.50%	97,112	0.30%
Time deposits	210,438	1.34%	203,239	1.22%	216,503	1.31%	198,340	1.27%
Total interest-bearing deposits	364,073	0.98%	327,813	0.86%	360,829	0.96%	328,162	0.88%
Total deposits	$420,160		$376,705		$414,028		$375,593

The maturity distribution of time deposits of $100,000 or more as of September 30, 2016, is as follows:

September 30,
2016
Three Months or Less	$3,471
Over Three Through Six Months	5,046
Over Six Through Twelve Months	5,346
Over Twelve Months	32,707
TOTAL	$46,570

Short-Term Borrowed Funds

At September 30, 2016, First Priority had short-term borrowings totaling $58.7 million, compared to $59.7 million at December 31, 2015. Short-term borrowings consisted of advances from the FHLB with an original maturity of one year or less as of each of these periods and provide a short-term funding source. The slight decrease of $1.0 million, or 1.7%, between periods in short-term borrowings resulted from the decline in investment securities from the prior year end, partially offset by the increase in interest bearing deposits reflected in cash and cash equivalents, and the increase in loans outstanding; all of which were not funded by deposit growth achieved during the same period. Advances from the FHLB at September 30, 2016 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended September 30, 2016 and 2015. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$2	$33
Weighted average rate during the period	0.76%	0.51%
FHLB short-term borrowings:
Balance at period end	$58,688	$43,803
Weighted average rate at period end	0.48%	0.31%
Maximum month-end balance	$60,688	$63,208
Average daily balance during the period	$19,642	$37,258
Weighted average rate during the period	0.61%	0.34%

Long-Term Debt

Long-term debt totaled $12.0 million as of September 30, 2016 and $15.0 million at December 31, 2015.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.17% and 1.09%, as of September 30, 2016 and December 31, 2015, respectively, and an average remaining life of 1.5 years and 1.9 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $14.8 million and $11.0 million during the nine months ended September 30, 2016 and 2015, respectively, with an average rate of 1.11% and 0.89% for each of these respective periods. The maximum month-end balance of these borrowings was $15.0 million for the first nine months of 2016 and $16.0 million for the same period in 2015.

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

Capital Resources

Shareholders’ equity at September 30, 2016 was $47.6 million, representing a decrease of $4.5 million from $52.1 million at December 31, 2015. Included in equity as of December 31, 2015 was $9.4 million of preferred stock, of which $6.0 million was redeemed in January 2016.  Additionally, increases in equity related to net income of $1.6 million, stock based compensation costs of $253 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $42 thousand, were partially offset by preferred dividends paid of $330 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at September 30, 2016 and December 31, 2015.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of September 30, 2016	As of December 31, 2015	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer	To Be Considered "Well-Capitalized"	As of September 30, 2016	As of December 31, 2015
Total risk-based capital	12.11%	13.08%	8.00%	8.625%	10.00%	12.04%	12.98%
Tier 1 risk-based capital	9.36%	10.07%	6.00%	6.625%	8.00%	9.29%	9.97%
Tier 1 common equity capital	8.76%	9.60%	4.50%	5.125%	6.50%	9.29%	9.97%
Tier 1 leverage capital	8.24%	8.19%	4.00%	N/A	5.00%	8.18%	8.11%

The ratios shown above, for both the Company and the Bank, include the $9.5 million issuance of Tier 2 qualifying subordinated debt noted above.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2015.  As of September 30, 2016, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the nine months ended September 30, 2016 and 2015.

	At or for the nine months ended
	September 30,
	2016	2015
Return on average assets	0.41%	0.42%
Return on average equity	4.37%	3.89%
Average equity to average assets ratio	9.43%	10.67%

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

At September 30, 2016 and December 31, 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $89.0 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $681 thousand and $711 thousand of performance standby letters of credit outstanding, respectively, and $1.4 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of September 30, 2016, the Company also has deposit letters of credit totaling $12.2 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the Federal Home Loan Bank of Pittsburgh, federal funds purchased and other secured borrowing facilities. At September 30, 2016, wholesale funding sources totaled $196.5 million and were comprised of $125.8 million of brokered certificates of deposit and $70.7 million of FHLB advances. At December 31, 2015, wholesale funding sources totaled $188.0 million and were comprised of $113.3 million of brokered certificates of deposit and $74.7 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Wholesale funding sources were used in the quarter to provide the initial funding for the $65 million loan purchase.  Management continually evaluates all available funding sources for cost and availability.

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

As of September 30, 2016 and December 31, 2015, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At September 30, 2016 and December 31, 2015, the Bank had a total borrowing capacity with the FHLB of $181 million and $169 million, respectively, with advances and letters of credit outstanding of $82.9 million and $74.7 million, respectively.  Short-term liquid assets at September 30, 2016 and December 31, 2015 totaled $21.4 million and $52.4 million, respectively, and were comprised of $21.4 million and $2.4 million, respectively, of interest bearing deposits held at correspondent banks and $50 million of investment securities due within 30 days, respectively.

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

At September 30, 2016, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: November 14, 2016	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: November 14, 2016	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements.