Form 10-K
period 2016-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2017-03-23
CIK 1389772

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates based on number of shares outstanding as of March 10, 2017 and the last known trade as of June 30, 2016 is $29,611,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 20, 2017
Common Stock, $1.00 par value	6,540,919 (Outstanding Shares)

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

ii

PART I

Item 1.  Business.

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, or the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007.  On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, which has seven retail branch office locations and one loan production office, is a locally managed community Bank providing commercial banking products, primarily loans and deposits, headquartered in Malvern, PA.

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of December 31, 2016, First Priority had total assets of $597.8 million and total shareholders’ equity of $48.0 million.

First Priority Bank

The Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. The Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks.

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

The Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through third party providers. In addition, the Bank has entered into solicitation agreements with several investment advisors to provide portfolio management services to customers of the Bank.

The Bank currently seeks deposits and commercial and private banking relationships through its banking offices. The Bank provides deposit products that include checking, money market and savings accounts and certificates of deposit as well as other deposit services, including cash management, electronic banking and mobile products as well as online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes various advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

At December 31, 2016, First Priority had 69 full time equivalent employees consisting of 65 full time employees and 6 part-time employees. None of such employees is covered by a collective bargaining agreement, and First Priority believes that it enjoys good relations with its personnel.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements are being phased in over a three-year period beginning January 1, 2016.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building in Malvern, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Malvern, PA 19355	11,775	Leased
Bala Cynwyd-(loan production office)	33 Rock Hill Rd., Suite 100, Bala Cynwyd, PA 19004	1,625	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(1)
Muhlenberg	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(1)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Sinking Spring	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
Wyomissing	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased
(1)

The buildings located at the Exeter and Muhlenberg locations are owned; but are located on leased real estate. Upon expiration or termination of the lease, the buildings will become property of the landlord.

Item 3. Legal Proceedings.

A certain amount of litigation arises in the ordinary course of the business of First Priority and the Bank. In the opinion of the management of First Priority, there are no proceedings pending to which First Priority or the Bank is a party or to which any of their property is subject, that, if determined adversely to them, would be material in relation to First Priority’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of First Priority and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against First Priority or the Bank by governmental authorities.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Price of and Dividends on Registrant’s Common Equity

First Priority’s common stock began trading on March 12, 2015 on the OTCQX marketplace, under the symbol FPBK.  Before March 12, 2015 First Priority had not historically traded on a national securities exchange, listing service, or similar trading platform for listing or quotation of securities, and there had been no active or liquid public trading market for First Priority common stock. To First Priority’s knowledge, only infrequent trades occurred during the period from January 1, 2015 through March 11, 2015.

There were approximately 555 shareholders who owned 6.5 million shares of common stock outstanding at March 10, 2017.  High and low sales prices are set forth in the following table for the periods presented subsequent to March 12, 2015.

	2016
	High	Low
First quarter........................................................................	$ 6.05	$ 5.30
Second quarter...................................................................	6.40	5.75
Third quarter......................................................................	6.00	5.75
Fourth quarter....................................................................	6.64	5.85

	2015
	High	Low
Period from March 12, 2015 through March 31, 2015...	$ 4.82	$ 4.75
Second quarter...................................................................	6.55	4.75
Third quarter......................................................................	5.05	4.85
Fourth quarter....................................................................	6.60	4.78

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

The Company has a shareholder approved 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009, as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010.  The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock.  The Program authorizes the Board of Directors to grant a combination of options and restricted stock, up to an aggregate maximum of 1,207,957 shares to officers, other employees and directors of the Company, including 382,957 shares which were authorized for grant under the Program as a result of the merger with Affinity Bancorp, Inc. (“Affinity”).  Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.  The number of shares of common stock available for issuance under the Program is subject to adjustment, as described in the Program.  This includes, in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting the stock, substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Program, in the number and option price of shares subject to outstanding options granted under the Program and in the number and price of shares subject to other awards, as described in the Program.

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2016:

	(a)	(b)	(c)
Program Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation program approved by security holders	$855,060	$5.92	$148,323
Equity compensation program not approved by security holders	-	-	-
Total	$855,060	$5.92	$148,323
(b)	Recent Sales of Unregistered Securities

None.

(c)	Purchases of Equity Securities by First Priority and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2016, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Selected Financial Data:
Total assets..................................................................	$597,795	$546,540	$492,311	$446,088	$275,146
Securities available for sale...........................................	70,560	94,704	75,557	78,636	16,679
Securities held to maturity...........................................	19,043	19,886	15,956	10,963	-
Loans receivable...........................................................	488,243	409,153	375,222	335,737	244,275
Allowance for loan losses............................................	3,330	2,795	2,313	2,273	2,460
Deposits.......................................................................	467,688	408,687	378,209	357,420	233,043
Federal Home Loan Bank of Pittsburgh advances.......	68,164	74,725	62,472	44,625	13,000
Subordinated debt........................................................	9,207	9,201	-	-	-
Shareholders' equity (1)...............................................	48,046	52,091	50,211	42,392	27,710
Book value per common share.....................................	$6.84	$6.58	$6.33	$5.12	$5.82
Tangible book value per common share (2).................	$6.38	$6.11	$5.85	$4.62	$5.44
Selected Operating Data:
Interest income.............................................................	$21,246	$19,510	$18,647	$17,649	$13,078
Interest expense...........................................................	4,530	3,325	2,872	3,149	3,520
Net interest income before provision for loan losses...	16,716	16,185	15,775	14,500	9,558
Provision for loan losses..............................................	710	610	1,132	645	640
Net interest income after provision for loan losses.....	16,006	15,575	14,643	13,855	8,918
Non-interest income.....................................................	1,545	1,155	1,007	739	1,115
Merger related costs.....................................................	-	-	-	1,534	484
Non-interest expense...................................................	14,123	13,683	13,227	12,831	8,796
Income before tax (benefit) expense.............................	3,428	3,047	2,423	229	753
Federal income tax (benefit) expense...........................	1,128	935	(4,502)	33	-
Net income...................................................................	$2,300	$2,112	$6,925	$196	$753
Preferred stock dividends, including net amortization.	407	801	579	532	532
Income (loss) to common shareholders........................	$1,893	$1,311	$6,346	$(336)	$221
Income (loss) per common share:
Basic.............................................................................	$0.29	$0.20	$0.98	$(0.06)	$0.07
Diluted.........................................................................	$0.29	$0.20	$0.98	$(0.06)	$0.07
Cash dividends per common share...............................	$-	$-	$-	$-	$-
Return on average assets..............................................	0.44%	0.44%	1.56%	0.05%	0.27%
Return on average shareholders' equity........................	4.81%	4.11%	15.16%	0.47%	2.70%
Average equity to average assets.................................	9.20%	10.64%	10.28%	10.50%	10.07%

(1)	For the year ended December 31, 2016, Shareholders’ Equity reflects a $6 million redemption of preferred stock; See Note 13, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements.
(2)	See the discussion below entitled “GAAP versus Non-GAAP Presentation”.

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

GAAP Measurement	Calculation
Book Value Per Common Share	Total Common Shareholders’ Equity / Common Shares Outstanding

Non- GAAP Measurement	Calculation
Tangible Book Value Per Common Share	Total Common Shareholders’ Equity less Intangible Assets / Common Shares Outstanding

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations for the years ended December 31, 2016 and 2015, and its financial condition as of December 31, 2016 and 2015 and highlights material changes. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements, contained in this document, for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions.

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

	As of December 31, and for the year ended December 31,
	2016	2015	2014		2013	2012
Total revenue (1)..........	$18,261	$17,340	$16,782		$15,239	$10,673
Net income....................	2,300	2,112	6,925	(2)	196	753
Total assets..................	597,795	546,540	492,311		446,088	275,146
Total loans receivable.	488,243	409,153	375,222		335,737	244,275
Total deposits..............	467,688	408,687	378,209		357,420	233,043

_____________________

(1)	Total revenue equals net interest income plus non-interest income.
(2)	Net income in 2014 includes a tax benefit of $4.50 million resulting from the reversal of the valuation allowance on net deferred tax assets.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of December 31, 2016 and December 31, 2015 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the reported results of operations as well as the increase (decrease) for the respective periods.

	For the year ended December 31,		Increase (decrease)	% Change
	2016	2015
(Dollars in thousands, except per share data):
Net interest income..................................................................	$ 16,716	$ 16,185	$ 531	3.3%
Non-interest income................................................................	1,545	1,155	390	33.8%
Total Revenue....................................................................	18,261	17,340	921	5.3%
Provision for loan losses........................................................	710	610	100	16.4%
Non-interest expenses............................................................	14,123	13,683	440	3.2%
Income before income tax expense .................................	3,428	3,047	381	12.5%
Federal income tax expense ...................................................	1,128	935	193	20.6%
Net Income .........................................................................	$ 2,300	$ 2,112	$ 188	8.9%
Preferred dividends, including net warrant amortization...	407	801	(394)	(49.2)%
Income to common shareholders....................................	$ 1,893	$ 1,311	$ 582	44.4%
Income per common share:
Basic....................................................................................	$ 0.29	$ 0.20	$ 0.09	45.0%
Diluted.................................................................................	$ 0.29	$ 0.20	$ 0.09	45.0%

Summary

For the year ended December 31, 2016, First Priority’s consolidated income to common shareholders totaled $1.89 million, a 44% increase over $1.31 million reported in the prior year.  Net income for the year ended December 31, 2016 totaled $2.30 million, or $0.29 per basic and diluted common share after preferred dividends totaling $407 thousand.  Net income for the year ended December 31, 2015, totaled $2.11 million, or $0.20 per basic and diluted common share after preferred dividends totaling $801 thousand.  The Company’s 45% increase in earnings per share was positively impacted from the refinancing of $6.0 million of 9% preferred stock in January 2016, through the issuance of $9.5 million of 7% subordinated debentures in November 2015.  These steps provide an on-going incremental benefit to our earnings to common shareholders of approximately $0.01 per quarter as the after tax cost of the debentures of 4.62% is a significant reduction from the prior 9% after tax impact of the preferred stock dividends based on the current tax rate of 34%.  Income before income taxes increased 13% in the current year to $3.43 million compared to $3.05 million for the same period of 2015.

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

The following table sets forth, for the years ended December 31, 2016 and 2015, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Year Ended December 31,						Net Change in Interest Income / Expenses
	2016			2015			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2016 vs. 2015	2016 vs. 2015
	(Dollars in thousands)
Interest-earning assets:
Loans receivable....................................	$438,867	$19,570	4.46%	$387,814	$17,506	4.51%	$2,064	11.8%
Taxable investment securities................	45,045	1,150	2.55%	59,877	1,401	2.34%	(251)	(17.9)%
Nontaxable investment securities..........	9,985	408	4.09%	10,235	415	4.06%	(7)	(1.7)%
Total investment securities................	55,030	1,558	2.83%	70,112	1,816	2.59%	(258)	(14.2)%
Deposits with banks and other (1).........	6,624	118	1.79%	4,111	188	4.57%	(70)	(37.2)%
Total interest-earning assets...............	500,521	21,246	4.24%	462,037	19,510	4.22%	1,736	8.9%
Non-interest-earning assets (1)..............	18,644			20,525
TOTAL ASSETS	$519,165			$482,562
Interest-bearing liabilities:
Demand, interest-bearing.......................	$48,758	161	0.33%	$32,938	75	0.23%	$86	114.7%
Money market and savings....................	100,620	520	0.52%	95,216	312	0.33%	208	66.7%
Time deposits........................................	220,436	2,866	1.30%	206,147	2,598	1.26%	268	10.3%
FHLB advances and other borrowings....	36,600	296	0.81%	46,201	249	0.54%	47	18.9%
Subordinated debt...................................	9,196	687	7.48%	1,237	91	7.38%	596	654.9%
Total interest-bearing liabilities..........	415,610	4,530	1.09%	381,739	3,325	0.87%	1,205	36.2%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits..	54,036			47,899
Other liabilities......................................	1,746			1,561
Shareholders’ equity	47,773			51,363
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,165			$482,562
Net interest income/rate spread.............		$16,716	3.15%		$16,185	3.35%	$531	3.3%
Net interest margin...............................			3.34%			3.50%
(1)	Interest income includes dividends from restricted investments in bank stocks; average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Year Ended
	December 31, 2016 vs. 2015
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable......................................	$ 2,279	$ (215)	$ 2,064
Taxable investment securities..................	(370)	119	(251)
Nontaxable investment securities............	(10)	3	(7)
Total investment securities..................	(380)	122	(258)
Deposits with banks and other...............	80	(150)	(70)
Total interest earning assets.................	1,979	(243)	1,736
Interest expense:
Demand, interest-bearing.........................	44	42	86
Money market and savings.....................	19	189	208
Time deposits..........................................	184	84	268
FHLB advances and other borrowings....	(59)	106	47
Subordinated debt....................................	595	1	596
Total interest bearing liabilities............	783	422	1,205
Change in net interest income.................	$ 1,196	$ (665)	$ 531

For the year ended December 31, 2016, net interest income increased 3.3%, or $531 thousand, to $16.72 million compared to $16.19 million for the same period in 2015. Net interest margin declined 16 basis points from 3.50% for the year ended December 31, 2015 to 3.34% for the same period in 2016. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, declined 20 basis points from 3.35% for the year ended December 31, 2015 to 3.15% for the same period in 2016. When comparing these periods, incremental growth of balances accounted for an increase of $1.20 million while the change in our relative rate structure resulted in a decline in net interest income of $665 thousand.

Average interest earning assets for the year ended December 31, 2016 increased $38.5 million, or 8.3%, including increases in average loans of $51.1 million, or 13.2%, offset by a decrease in average investment balances of $15.1 million, or 21.5%, when compared to the prior year. This increased volume of average earning assets provided an additional $1.98 million in interest income, consisting of $2.28 million provided from incremental loan balances net of a $300 thousand decrease from investment securities, including deposits with banks. The average yield on earning assets increased 2 basis points in the current year compared to the prior year from 4.22% to 4.24%.  The calculated change in interest income related to changes in the rate structure resulted in a decrease between the periods of $243 thousand; however, this change is not only impacted by changes in comparable rates, but also due to increases or decreases in balances as it relates to our overall product mix structure.  The rate on loans outstanding declined 5 basis points, resulting in a decline of interest income totaling $215 thousand, while the rate on investment balances increased 24 basis points on average, which resulted in an increase due to the rate change of $122 thousand.  Additionally, dividends paid on FHLB restricted stock outstanding, which are dependent on actual dividends declared by the FHLB, decreased $88 thousand when comparing 2016 to 2015, as the prior year included a special dividend payment.

Average interest bearing liabilities increased $33.9 million, or 8.9%, in 2016. During this time, overall deposit balances increased $35.5 million, as interest bearing demand deposits increased $15.8 million, money market and savings deposits increased $5.4 million and time deposits grew $14.3 million.  At the same time, total borrowed funds decreased $1.6 million. The overall net incremental growth of interest bearing liabilities resulted in an increase of interest expense of $783 thousand. The average rate on interest bearing liabilities increased 22 basis points from 0.87% for the year ended December 31, 2015 to 1.09% in the current year, which resulted in an increase in interest expense related to our rate structure of $422 thousand.  This was due in part to an increase in short-term borrowing rates, increased savings deposit rates related to the Bank’s promotion of this product, and the issuance of $9.5 million of 7% subordinated notes described above.

As of December 31, 2016 and 2015, First Priority’s balance sheet was moderately liability sensitive, which suggests that First Priority would experience moderate net interest margin compression in a rising interest rate environment.

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

The provision for loan losses was $710 thousand in 2016 compared to $610 thousand for 2015. The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. The provision recorded for the year ended December 31, 2016 included approximately $500 thousand related to the $64 million commercial loan purchase completed in August 2016.  Total loans, excluding the impact of the commercial loans purchased, increased $16.0 million during the year ended December 31, 2016.  Net charge-offs for the years ended December 31, 2016 and 2015, totaled $175 thousand and $128 thousand, respectively. The allowance for loan losses was $3.3 million and $2.8 million as of December 31, 2016 and 2015, respectively, which represented 0.68% of total loans outstanding at each respective date.

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off, refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses.  Beginning in the third quarter of 2016, due to the immaterial remaining balances of purchased non-credit impaired loans, all loans are included in quarterly adequacy of the allowance as described above, excluding three remaining purchased credit impaired loans, which are analyzed separately.  These loans consist of two commercial loans and one commercial real estate loan with a combined net recorded investment of $215 thousand, net of combined non-amortizing specific reserves totaling $362 thousand.

Non-Interest Income

For the year ended December 31, 2016, non-interest income totaled $1.55 million compared to $1.16 million for the same period in 2015, an increase of $390 thousand, or 33.8%. As detailed in the following table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.

The Company sold $12.8 million of longer duration state and municipal investment securities during the year ended December 31, 2016, which were classified as available for sale, to take advantage of favorable market conditions.  These sales resulted in gains totaling $795 thousand, as reflected in the table below, an increase of $536 thousand compared to $259 thousand in gains from the sale of investment securities available for sale in 2015.

Components of non-interest income are shown in the table below:

	For the year ended		Net Change	% Change
	December 31,		2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income..............	$ 308	$ 441	$ (133)	(30.2)%
Service charges on deposits....................	136	143	(7)	(4.9)
Other branch fees....................................	180	179	1	0.6
Loan related fees.....................................	41	35	6	17.1
Gains on sales of investment securities..	795	259	536	206.9
Bank owned life insurance income..........	78	84	(6)	(7.1)
Other.......................................................	7	14	(7)	(50.0)
Total Non-Interest Income.....................	$ 1,545	$ 1,155	$ 390	33.8%

Non-Interest Expenses

Non-interest expenses were $14.12 million in 2016 compared to $13.68 million for the same period in the prior year, an increase of $440 thousand, or 3.2%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended		Net Change	% Change
	December 31,		2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits.................................	$ 8,046	$ 7,581	$ 465	6.1%
Occupancy and equipment.......................................	1,906	2,006	(100)	(5.0)
Data processing equipment and operations.............	884	880	4	0.5
Professional fees.......................................................	709	684	25	3.7
Marketing, advertising and business development...	230	279	(49)	(17.6)
FDIC insurance assessments....................................	398	352	46	13.1
Pennsylvania bank shares tax expense.....................	315	340	(25)	(7.4)
Other real estate owned costs..................................	423	362	61	16.9
Other........................................................................	1,212	1,199	13	1.1
Total Non-Interest Expenses...................................	$ 14,123	$ 13,683	$ 440	3.2%

Highlights of significant non-interest expenses items for the year ended, 2016 compared to the year ended, 2015

•

Salaries and employee benefits increased $465 thousand for the year ended December 31, 2016 compared to the prior year, consisting of $367 thousand resulting from higher base salary expenses, including incremental staffing and annual increases for existing staff, and related benefits.  The additions to staff are primarily focused on expanding or increasing business development opportunities within our markets.

•	Occupancy and equipment costs declined $100 thousand, or 5.0%, due to lower lease costs related to the Towamencin and Plumstead office closures and related lower depreciation and utilities costs.
•

Marketing, advertising and business development expenses decreased $49 thousand, or 17.6%, for the period ended December 31, 2016.  2015 included incremental business development and marketing campaigns designed to attract customers who may become affected by announcements regarding local bank acquisitions of competitor institutions within the Bank’s markets during that timeframe.

•

FDIC insurance assessments, calculated based on asset size and equity levels of the Bank, increased $46 thousand, or 13.1%.  The premium calculation, as implemented by the FDIC in mid-2016, resulted in a higher level of expense primarily due to the $64 million commercial loan purchase completed during the third quarter of 2016, resulting from the increased asset size, as well as initially funding a portion of this purchase through brokered time deposits; both of which result in an initial higher level of insurance premiums.

•

The Pennsylvania bank shares tax expense, calculated based on equity levels of the Bank, decreased $25 thousand, or 7.4%, in 2016 compared to the prior year, due to a decrease in equity capital related to the Company’s repayment of preferred stock and a prior year overpayment.

•

Other real estate owned costs increased by $61 thousand, or 16.9%, in 2016 compared to the prior year. Ongoing maintenance and other operating costs increased $27 thousand while net losses on property sales or valuation adjustments increased $68 thousand when comparing the current year to the same period last year.  At the same time, acquisition and legal related costs declined $33 thousand and incremental rental income collected increased $1 thousand.

•	Other expenses increased $13 thousand, or 1.1%, for the year ended December 31, 2016 compared to the prior year.

Provision for Income Taxes

Income tax expense recorded in the year ended December 31, 2016 totaled $1.13 million compared to $935 thousand for the year ended December 31, 2015.  The Company’s effective tax rate for the year ended December 31, 2016 was 32.9% and was 30.7% for the year ended December 31, 2015.  This increased effective tax rate was due to a lower level of tax-exempt investment interest income and a deferred tax adjustment related to employee stock options which expired unexercised.

The Company’s net operating loss (“NOL”) carryforwards totaled $4.4 million as of December 31, 2016, including acquired NOLs. First Priority had NOL carryforwards of $2.5 million at December 31, 2016, which expire in 2029 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.4 million at December 31, 2016, which is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity Bancorp, Inc. (“Affinity”), of which $615 thousand remains available to reduce future federal income taxes as of December 31, 2016. This NOL is also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

Financial Condition as of December 31, 2016 and December 31, 2015

Balance Sheet Review

	For the year ended		Net Change	% Change
	December 31,		2016 vs.	2016 vs.
	2016	2015	2015	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents............................	$ 4,761	$ 5,909	$ (1,148)	-19.4%
Investment securities...................................	89,603	114,590	(24,987)	-21.8%
Loans receivable...........................................	488,243	409,153	79,090	19.3%
Total earning assets...................................	582,607	529,652	52,955	10.0%

Allowance for loan losses............................	(3,330)	(2,795)	(535)	19.1%
Restricted investments in bank stocks.........	3,257	3,368	(111)	-3.3%
Premises and equipment, net.......................	1,755	2,033	(278)	-13.7%
Bank owned life insurance...........................	3,256	3,178	78	2.5%
Other real estate owned...............................	1,486	1,633	(147)	-9.0%
Deferred income tax assets, net....................	2,697	3,543	(846)	-23.9%
Goodwill and other identifiable intangibles..	2,960	3,035	(75)	-2.5%
Other assets.................................................	3,107	2,893	214	7.4%
Total assets...............................................	$ 597,795	$ 546,540	$ 51,255	9.4%

Liabilities
Deposits.......................................................	$ 467,688	$ 408,687	$ 59,001	14.4%
Borrowed funds...........................................	77,371	83,926	(6,555)	-7.8%
Other liabilities.............................................	4,690	1,836	2,854	155.4%
Total liabilities..........................................	549,749	494,449	55,300	11.2%
Equity
Total shareholders' equity............................	48,046	52,091	(4,045)	-7.8%
Total liabilities and shareholders' equity......	$ 597,795	$ 546,540	$ 51,255	9.4%

Total assets at December 31, 2016 were $597.8 million, representing an increase of $51.3 million, or 9.4%, when compared to total assets of $546.5 million at December 31, 2015. Total assets at December 31, 2016 consisted principally of earning assets totaling $582.6 million, consisting of loans receivable of $488.2 million, investment securities of $89.6 million and cash and cash equivalents of $4.8 million. At December 31, 2015, earning assets totaled $529.7 million, consisting of loans outstanding of $409.2 million, investment securities of $114.6 million and cash and cash equivalents of $5.9 million.

Deposits totaled $467.7 million at December 31, 2016 compared to $408.7 million at December 31, 2015, an increase of $59.0 million, or 14.4%. Of the total deposits at December 31, 2016, $225.6 million, or 48.2% of total deposits, are core deposits consisting of demand, money market and savings deposits, which increased $50.3 million, or 28.7% compared to core deposits of $175.3 million at December 31, 2015.

Advances from Federal Home Bank of Pittsburgh totaled $68.2 million at December 31, 2016 compared to $74.7 million at December 31, 2015, a decrease of $6.5 million, or 8.7%, while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at December 31, 2016 was $48.0 million, representing a decrease of $4.0 million from $52.1 million at December 31, 2015, primarily related to the redemption of preferred stock totaling $6.0 million in January 2016.

Investments

First Priority’s total investment portfolio was $89.6 million at December 31, 2016, compared to $114.6 million at December 31, 2015, a decline of $25.0 million, or 21.8%.  During the year ended December 31, 2016, the Company sold longer duration state and municipal obligations with a book value of $12.8 million in order to take advantage of favorable market conditions.  Also, as of December 31, 2016 and 2015, the investment portfolio included $40 million and $50 million, respectively, of short-term investments, consisting of United States Treasury securities or FHLB notes, which were purchased related to year-end tax planning strategies and subsequently matured in January of the following year.  Additional investment purchases during 2016 totaled $6.7 million, while called securities totaled $8.0 million during the year.

During the second quarter of 2015, the Company purchased $10 million of ten year U.S. Treasury securities that were subsequently sold in the second half of the year due to favorable market conditions, which resulted in gains from sale of investments totaling $172 thousand.  Additionally, three municipal bonds totaling $1.5 million were sold during 2015 resulting in additional investment gains of $87 thousand.

As of December 31, 2016 and 2015, investments totaling $70.6 million and $94.7 million, respectively, were classified as available for sale while $19.0 million and $19.9 million, respectively, were classified as held to maturity. Total investments accounted for 15.0% and 21.0% of total assets at each respective date.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $75 thousand at December 31, 2016 compared to unrealized gains of $315 thousand at December 31, 2015. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at December 31, 2016 was comprised of federal agency securities (51%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (16%), obligations of states and political subdivisions (28%), and corporate and other debt securities (5%). All investment securities were either government guaranteed, issued by a government agency, or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2016 or 2015, respectively, and recorded no OTTI charges during either of the years ended December 31, 2016 or 2015.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2016. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale
	As of December 31, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities..	$ 40,000	0.23%	$ 5,987	1.33%	$ -	—	$ -	—	$45,987	0.37%
Obligations of states and political subdivisions	-	—	872	1.67%	-	—	5,267	4.09%	6,139	3.75%
Federal agency mortgage backed securities	-	—	-	—	3,777	2.16%	9,943	1.98%	13,720	2.03%
Federal agency collateralized mortgage obligations	-	—	-	—	159	1.41%	30	2.92%	189	1.65%
Other debt securities........................	-	—	-	—	1,530	5.50%	-	—	1,530	5.50%
Money market mutual fund..............	2,995	0.00%	-	—	-	—	-	—	2,995	0.00%
Total investments available for sale	$ 42,995	0.22%	$ 6,859	1.37%	$ 5,466	3.07%	$ 15,240	2.69%	$ 70,560	1.09%

	Securities Held to Maturity
	As of December 31, 2016
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$ -	—	$ 797	4.72%	$ 1,077	3.80%	$ 16,687	4.34%	$ 18,561	4.32%
Other debt securities........................	-	—	-	—	-	—	482	4.37%	482	4.37%
Total investments held to maturity	$ -	—	$ 797	4.72%	$ 1,077	3.80%	$ 17,169	4.34%	$ 19,043	4.34%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity as of each of the three years ended December 31, 2016, 2015 and 2014 are shown in the following table:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations...	$ 45,984	$ 45,987	$ 62,967	$ 62,904	$ 49,451	$ 49,276
Obligations of states and political subdivisions......................	6,103	6,139	13,964	14,347	4,902	4,871
Federal agency mortgage-backed securities...........................	13,863	13,720	17,042	17,038	20,233	20,351
Federal agency collateralized mortgage obligations...............	190	189	347	346	532	532
Other debt securities.............................................................	1,500	1,530	-	-	500	502
Money market mutual fund..................................................	2,995	2,995	69	69	25	25
Total investments available for sale...............................	$ 70,635	$ 70,560	$ 94,389	$ 94,704	$ 75,643	$ 75,557
Held To Maturity:
Obligations of states and political subdivisions......................	$ 18,561	$ 19,089	$ 19,405	$ 19,955	$ 15,475	$ 16,027
Other debt securities.............................................................	482	495	481	491	481	517
Total investments held to maturity................................	$ 19,043	$ 19,584	$ 19,886	$ 20,446	$ 15,956	$ 16,544

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both December 31, 2016 and 2015, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.15 million and $3.26 million as of December 31, 2016 and 2015, respectively. This investment is required and provides partial collateral related to outstanding FHLB borrowings.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2016, loans receivable totaled $488.2 million, representing an increase of $79.0 million, or 19.3%, from total loans outstanding of $409.2 million at December 31, 2015. During 2016, new organic loan production totaled approximately $71 million, which was offset by principal payments, unscheduled loan payoffs and net changes in lines of credit totaling approximately $63 million, resulting in net organic growth of $8.2 million.  Net loan balances outstanding increased $71.1 million during 2016 related to acquired loans.  In August 2016, the Bank significantly broadened its core commercial banking business through the acquisition of a $64.4 million commercial loan portfolio from another local banking institution.  This portfolio encompasses 36 local business relationships within the Bank’s market area and complements the Bank’s existing commercial and commercial real estate loan businesses. The purchase was completed without any anticipated incremental operating costs and did not require any additional capital to support the purchase. Also, in June 2016, the Bank purchased $12.7 million of performing residential mortgage loans. Each of these loan acquisitions were underwritten using similar underwriting standards as the Bank uses for its organic portfolio.

The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2016:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
(In thousands, except percentage data):
Commercial & Industrial...........	$ 89,625	18%	$ 74,470	18%	$ 75,412	20%	$ 76,659	23%	$ 62,366	26%
Commercial Mortgage................	223,315	46%	179,365	44%	168,969	45%	149,492	45%	93,775	38%
Commercial Construction...........	22,408	5%	13,466	3%	6,497	2%	4,373	1%	4,112	2%
Total Commercial..................	335,348	69%	267,301	65%	250,878	67%	230,524	69%	160,253	66%

Residential Mortgage.................	110,538	23%	101,185	25%	80,134	21%	56,979	17%	49,354	20%
Home Equity Lines....................	24,669	5%	24,762	6%	27,902	8%	29,263	9%	20,654	8%
Other Consumer.........................	17,514	3%	15,915	4%	16,378	4%	19,317	6%	14,298	6%
Total Consumer......................	42,183	8%	40,677	10%	44,280	12%	48,580	14%	34,952	14%

Total Loans.............................	488,069	100%	409,163	100%	375,292	100%	336,083	100%	244,559	100%
Net deferred loan (fees) or costs.	174	0%	(10)	0%	(70)	-	(346)	-	(284)	-
Total........................................	$ 488,243	100%	$ 409,153	100%	$ 375,222	100%	$ 335,737	100%	$ 244,275	100%

        Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2016, commercial mortgage loans totaled $223.3 million, consisting of $133.9 million of loans to finance commercial business properties, of which 63% are owner occupied, $16.3 million to finance, and are secured by, multifamily properties, $56.9 million secured by 1-4 family residential dwelling properties for business purposes, and $16.2 million for other purposes. In addition, as of December 31, 2016, loans to lessors of non-residential buildings totaled $80.9 million, which is included in commercial mortgage loans; of this amount, $36.9 million, or 46% of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of December 31, 2016, totaled 73% and 208% of total risk-based capital, respectively, both within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2016 and 2015.

	At December 31, 2016
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 47,899	$ 37,606	$ 4,120	$ 89,625
Commercial Mortgage.............................................	40,421	117,908	64,986	223,315
Commercial Construction.......................................	10,226	11,914	268	22,408
Residential Mortgage Loans....................................	5,730	12,494	92,314	110,538
Home Equity Lines of Credit..................................	2,975	17,085	4,609	24,669
Other Consumer......................................................	12,671	3,225	1,618	17,514
Total Loans.........................................................	$ 119,922	$ 200,232	$ 167,915	$ 488,069

Percentage composition of maturity.......................	25%	41%	34%	100%

Loans with fixed predetermined interest rates........	$ 44,855	$ 143,931	$ 56,564	$ 245,350
Loans with variable or floating interest rates (1)....	75,068	56,301	111,350	242,719
Total Loans.........................................................	$ 119,923	$ 200,232	$ 167,914	$ 488,069

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

	At December 31, 2015
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial......................................	$ 44,763	$ 23,927	$ 5,780	$ 74,470
Commercial Mortgage.............................................	20,638	106,747	51,980	179,365
Commercial Construction.......................................	6,710	5,315	1,441	13,466
Residential Mortgage Loans....................................	7,195	11,412	82,578	101,185
Home Equity Lines of Credit..................................	2,811	16,864	5,087	24,762
Other Consumer......................................................	9,942	3,804	2,169	15,915
Total Loans.........................................................	$ 92,059	$ 168,069	$ 149,035	$ 409,163

Percentage composition of maturity.......................	23%	41%	36%	100%

Loans with fixed predetermined interest rates........	$ 37,259	$ 122,802	$ 60,505	$ 220,566
Loans with variable or floating interest rates (1)....	54,800	45,267	88,530	188,597
Total Loans.........................................................	$ 92,059	$ 168,069	$ 149,035	$ 409,163

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest...............................	$-	$-	$70	$-	$-
Non-accrual loans..............................................................................................	776	1,933	4,484	4,276	4,093
Total non-performing loans (1)......................................................................	776	1,933	4,554	4,276	4,093

Other real estate owned.....................................................................................	1,486	1,633	1,257	914	184
Repossessed assets (2)......................................................................................	-	-	42	75	-
Total non-performing assets (3).....................................................................	2,262	3,566	5,853	5,265	4,277

Performing troubled debt restructurings (4)......................................................	637	2,638	2,132	974	4,279
Total non-performing assets and performing troubled debt restructurings....	$2,899	$6,204	$7,985	$6,239	$8,556

Non-performing loans as a percentage of total loans........................................	0.16%	0.47%	1.21%	1.27%	1.68%
Non-performing assets as a percentage of total assets......................................	0.38%	0.65%	1.19%	1.18%	1.55%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.49%	1.14%	1.62%	1.40%	3.11%
Ratio of allowance to non-performing loans at end of period...........................	429%	145%	51%	53%	60%
Ratio of allowance to non-performing assets at end of period..........................	147%	78%	40%	43%	58%
Allowance for loan losses as a percentage of total loans...................................	0.68%	0.68%	0.62%	0.68%	1.01%

_____________________

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $776 thousand at December 31, 2016, a decrease of $1.15 million from the $1.9 million at December 31, 2015. This decrease includes five loan relationships totaling $1.1 million which were restored to accruing due to improved financial performance and three loan relationships totaling $446 thousand, with property fair values totaling $342 thousand which were transferred to other real estate owned.  There was one additional non-accrual commercial loan totaling $436 thousand related to a commercial business which experienced financial difficulty and was forced to close its business.  Total non-performing loans as a percentage of total loans at December 31, 2016 was 0.16%, compared to 0.47% at December 31, 2015.

Other real estate owned totaled $1.5 million at December 31, 2016 compared to $1.6 million at December 31, 2015.  As of December 31, 2016 and December 31, 2015 there were no repossessed assets.  In the first quarter of 2017, the Company liquidated three properties classified as other real estate owned which will reduce the amount outstanding by $813 thousand with no additional losses incurred.  Nonperforming assets totaled $2.3 million, or 0.38% of total assets, as of December 31, 2016, compared to $3.6 million, or 0.65% of total assets as of December 31, 2015.

While not considered non-performing, First Priority’s performing troubled debt restructurings (“TDR”) are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At December

31, 2016 and 2015, First Priority’s performing troubled debt restructurings totaled $637 thousand and $2.6 million, respectively.  During 2016, one performing commercial mortgage TDR loan totaling $1.3 million was refinanced by the Bank under current market terms and is no longer considered a TDR loan.  Additionally, six loans totaling $1.5 million, previously classified as TDR loans, were reclassified to performing status based on the improved financial condition of the borrowers.  These loans have performed in accordance with their modified terms and have remained current for a minimum of at least six consecutive months.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of December 31, 2016 and 2015, loans past due 30 to 89 days and still accruing totaled $474 thousand and $1.0 million, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.24% and 0.73%, respectively, of total loans outstanding.

Allowance for loan losses

The allowance for loan losses represents an amount that First Priority believes will be adequate to absorb estimated credit losses on loans that may become impaired. While First Priority applies the methodology discussed below in connection with the establishment of the allowance for loan losses, the allowance is subject to critical judgments on the part of management. Risks within the loan portfolio are analyzed on a continuous basis by the management, periodically analyzed by an external independent loan review function, and are also reviewed by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate allowances. In addition to the risk system, management further evaluates the risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management believes deserve recognition in establishing an appropriate allowance. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

First Priority uses a quantitative and qualitative method to allocating its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Additions to the allowance are made by provisions charged to expense, and the allowance is reduced by net charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various bank regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at the beginning of period...................................	$ 2,795	$ 2,313	$ 2,273	$ 2,460	$ 2,470
Charge-offs:
Commercial and Industrial.........................................	75	46	137	339	450
Commercial Mortgage................................................	72	149	169	188	32
Residential Mortgage Loans......................................	-	15	194	14	-
Home equity lines of credit.......................................	-	12	603	332	190
Other consumer loans................................................	75	38	89	21	-
Total loans charged off....................................................	222	260	1,192	894	672
Recoveries:
Commercial and Industrial.........................................	21	13	58	35	3
Commercial Construction..........................................	2	-	10	-	-
Residential Mortgage Loans......................................	-	-	-	7	-
Home equity lines of credit.......................................	9	103	17	5	-
Other consumer loans................................................	15	16	15	15	19
Total recoveries...............................................................	47	132	100	62	22
Net loans charged off.......................................................	175	128	1,092	832	650
Provision charged to operations......................................	710	610	1,132	645	640
Balance at end of period..................................................	$ 3,330	$ 2,795	$ 2,313	$ 2,273	$ 2,460
Average loans (1).............................................................	$ 438,867	$ 387,814	$ 355,543	$ 318,240	$ 242,083

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.04%	0.03%	0.31%	0.26%	0.27%
Allowance for loan losses as a percentage of total loans.	0.68%	0.68%	0.62%	0.68%	1.01%

(1)	Includes non-accrual loans

The allowance for loan losses was $3.3 million and $2.8 million as of December 31, 2016 and 2015, respectively, which represented 0.68% of total loans outstanding for both periods. As of December 31, 2016, the general credit fair value adjustment related to acquired loans had been amortized to zero.  As of December 31, 2015, the unamortized portion of the general credit fair value adjustment totaled $174 thousand.  The specific credit market valuation adjustment related to acquired loans totaled $362 thousand as of both December 31, 2016 and 2015, respectively. The combination of these remaining credit fair value adjustments and the allowance for loan losses totaling $3.7 million and $2.8 million, respectively, would equate to 0.76% and 0.81% of total loans outstanding as of each respective period end. Net charge-offs recorded totaled $175 thousand for the year ended December 31, 2016, compared to $128 thousand for the same period in 2015.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$ 647	18%	$ 631	18%	$ 788	20%	$ 445	23%	$ 566	26%
Commercial Mortgage	1,051	46%	831	44%	468	45%	452	45%	559	38%
Commercial Construction	113	5%	56	3%	26	2%	12	1%	31	2%
Residential Mortgage Loans	452	23%	259	25%	159	21%	149	17%	176	20%
Home Equity Lines of Credit	188	5%	167	6%	270	8%	177	8%	89	8%
Other Consumer Loans	97	3%	84	4%	87	4%	67	6%	41	6%
Total Allocated	2,548	100%	2,028	100%	1,798	100%	1,302	100%	1,462	100%
Unallocated	782		767		515		971		998
TOTAL	$ 3,330		$ 2,795		$ 2,313		$ 2,273		$ 2,460

_____________________

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $47 thousand has been provided on impaired loans of $1.4 million at December 31, 2016 compared to a specific allocation of $452 thousand related to $4.6 million of originated impaired loans at December 31, 2015.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 80 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.   The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment.  The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.5 million and $1.6 million as of December 31, 2016 and 2015, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the year ended December 31, 2016 compared to December 31, 2015.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of December 31, 2016, management believes that the allowance for loan losses of $3.3 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2016, these loans totaled $80.9 million and $67.7 million, respectively, or 16.6% and 13.9%, respectively, of the total loans outstanding. As of December 31, 2015, these same classifications of loans totaled $74.1 million and $58.4 million, respectively, or 18.1% and 14.3%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $467.7 million at December 31, 2016 compared to $408.7 million at December 31, 2015, representing an increase of $59.0 million, or 14.4%. During 2016, increases of $27.3 million, or 32.3%, in demand deposits and $23.0 million, or 25.3%, in money market deposit and savings deposits, which represents a combined $50.3 million increase, or 28.7% in non-time deposits.  Total time deposits increased $8.7 million, or 3.7%, when comparing these same periods as a decrease of $16.8 million in retail time deposits was offset by an increase in brokered time deposits of $25.5 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2016 and 2015, brokered deposits totaled $138.8 million and $113.3 million, respectively. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the year ended December 31,
	2016		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing..............	$ 54,036		$ 47,899		$ 48,110
Demand, interest-bearing......................	48,758	0.33%	32,938	0.23%	39,857	0.25%
Money market and savings deposits..	100,620	0.52%	95,216	0.33%	100,239	0.33%
Time deposits.........................................	220,436	1.30%	206,147	1.26%	165,321	1.36%
Total interest-bearing deposits............	369,814	0.96%	334,301	0.89%	305,417	0.88%
Total deposits.........................................	$ 423,850		$ 382,200		$ 353,527

The maturity distribution of time deposits of $100,000 or more as of December 31, 2016, is as follows:

December 31,
2016
(Dollars in thousands)
Three Months or Less..............................	$ 5,212
Over Three Through Six Months............	2,505
Over Six Through Twelve Months.........	8,285
Over Twelve Months................................	29,309
TOTAL........................................................	$ 45,311
Short-Term Borrowed Funds

At December 31, 2016, First Priority had short-term borrowings totaling $56.2 million, compared to $59.7 million at December 31, 2015, a slight decrease of $3.6 million, or 6.0% between the periods. Short-term borrowings consisted of advances from the FHLB with an original maturity of one year or less as of each of these periods and provide a short-term funding source.  Advances from the FHLB at December 31, 2016 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2016 and 2015. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	2016	2015
	(Dollars in thousands)
Federal funds purchased:
Balance at year end........................................	$-	$-
Weighted average rate at year end.............	-	-
Maximum month-end balance......................	$-	$-
Average daily balance during the year.......	$2	$28
Weighted average rate during the year......	0.76%	0.51%

FHLB short-term borrowings:
Balance at year end........................................	$56,164	$59,725
Weighted average rate at year end.............	0.74%	0.45%
Maximum month-end balance......................	$60,688	$63,208
Average daily balance during the year.......	$22,508	$33,297
Weighted average rate during the year......	0.61%	0.36%

Long-Term Debt

Long-term debt totaled $12.0 million as of December 31, 2016 and $15.0 million as of December 31, 2015, a decline of $3.0 million specifically related to maturities. These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.17% and 1.09%, as of December 31, 2016 and December 31, 2015, respectively, and an average remaining life of 1.2 years and 1.9 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $14.1 million and $12.9 million during the years ended December 31, 2016 and 2015, respectively, with an average rate of 1.12% and 1.00% for each of these respective periods. The maximum month-end balance of these borrowings was $15.0 million for the year ended December 31, 2016 and $16.0 million for the same period in 2015.

Subordinated Debt

On November 13, 2015, the Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs. The Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the maturity date.  In December 2015, the Bank distributed $6.0 million of the proceeds from the subordinated note issuance to First Priority, and subsequently, in January 2016, First Priority utilized the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.  The Bank utilized the remainder of the issuance for general corporate purposes.

Capital Resources

Shareholders’ equity at December 31, 2016 was $48.0 million, representing a decrease of $4.1 million from $52.1 million at December 31, 2015. Included in equity as of December 31, 2015 was $9.4 million of preferred stock, of which $6.0 million was redeemed in January 2016.  Additionally, increases related to net income of $2.3 million, stock based compensation costs of $328 thousand and proceeds from the exercise of stock options of $12 thousand, were partially offset by a negative impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $278 thousand and preferred dividends paid of $407 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at December 31, 2016 and 2015.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of December 31, 2016	As of December 31, 2015	For Capital Adequacy Purposes	To Be Considered "Well-Capitalized"	As of December 31, 2016	As of December 31, 2015

Total risk-based capital	12.11%	13.08%	8.00%	10.00%	12.07%	12.98%
Tier 1 risk-based capital	9.40%	10.07%	6.00%	8.00%	9.35%	9.97%
Tier 1 common equity capital	8.80%	9.60%	4.50%	6.50%	9.35%	9.97%
Tier 1 leverage capital	7.92%	8.19%	4.00%	5.00%	7.87%	8.11%

The issuance of the qualifying subordinated debt totaling $9.5 million in November 2015 referenced above is included as a component of Tier 2 capital in the ratios shown above for both the Company and the Bank.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2015. As of December 31, 2016, the Bank and the Company were in compliance with the new requirements. See Note 17 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2016.

	At or for the years ended
	December 31,
	2016	2015	2014	2013	2012
Return on average assets...........................	0.44%	0.44%	1.56%	0.05%	0.27%
Return on average equity...........................	4.81%	4.11%	15.16%	0.47%	2.70%
Average equity to average assets ratio...	9.20%	10.64%	10.28%	10.50%	10.07%

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

At December 31, 2016 and 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $98.2 million and $97.8 million, respectively. In addition, as of each of these dates, the Company maintained $958 thousand and $711 million of performance standby letters of credit outstanding, respectively, and $1.7 million and $1.1 million of financial standby letters of credit outstanding, respectively, on behalf of its customers.

As of December 31, 2016, the Company also has deposit letters of credit totaling $16.0 million, issued by the FHLB, as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within the Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At December 31, 2016, wholesale funding sources totaled $207.0 million and were comprised of $138.8 million of brokered certificates of deposit and $68.2 million of FHLB advances. At December 31, 2015, wholesale funding sources totaled $188.0 million and were comprised of $113.3 million of brokered certificates of deposit and $74.7 million FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of the Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks for access to funding. Off balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides protection against a rise in interest rates when compared to retail deposits, which can be redeemed early by the depositor at lower than market rate penalties.

As of December 31, 2016 and 2015, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At December 31, 2016 and 2015, the Bank had a total borrowing capacity with the FHLB of $206 million and $169 million, respectively, with advances and letters of credit outstanding of $84.2 million and $74.7 million, respectively. Short- term liquid assets at December 31, 2016 and 2015 totaled $42.0 million and $52.4 million, respectively, and were comprised of $2.0 million and $2.4 million, respectively, of interest bearing deposits held at correspondent banks and $40 million and $50 million, respectively, of investment securities due within 30 days.

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

At December 31, 2016, First Priority was modestly liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest-bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2016, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

	Interest Rate Sensitivity Report
	As of December 31, 2016
	(Dollars in thousands)
	1-90	91-365	1-5	5 years
	days	days	years	and over	Total
Interest-Sensitive Assets
Interest-bearing deposits in banks....................................................	$1,971	$-	$-	$-	$1,971
Loans receivable.....................................................................	84,530	133,933	240,671	29,109	488,243
Investment securities available for sale........................................	45,174	3,281	18,267	3,838	70,560
Investment securities held to maturity.............................................	-	-	797	18,246	19,043
Total Interest Earning Assets.......................................................	$131,675	$137,214	$259,735	$51,193	$579,817
Cumulative Total...........................................................................	$131,675	$268,889	$528,624	$579,817
Interest-Sensitive Liabilities
Interest-bearing demand....................................................................	$5,717	$28,584	$20,009	$2,858	$57,168
Money Market and Savings accounts...............................................	22,731	51,145	24,096	5,683	103,655
Time deposits...................................................................................	46,274	69,116	126,619	39	242,048
Borrowed funds................................................................................	56,164	7,000	5,000	9,207	77,371
Total.................................................................................................	$130,886	$155,845	$175,724	$17,787	$480,242
Cumulative Total...........................................................................	$130,886	$286,731	$462,455	$480,242
Gap...................................................................................................	$789	$(18,631)	$84,011	$33,406
Cumulative gap.................................................................................	$789	$(17,842)	$66,170	$99,576
Interest-sensitive assets/interest-sensitive liabilities (cumulative)...	1.0	0.9	1.1	1.2
Cumulative Gap/total earning assets.................................................	0.2%	-3.4%	12.6%	18.9%

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

The following table provides payments due by period for contractual obligations as of December 31, 2016.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through	through	through	Over 5
	Year	2 Years	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Certificates of deposit..............	$ 115,390	$ 71,934	$ 26,536	$ 28,149	$ 39	$ 242,048
Operating lease obligations.......	1,029	810	743	1,097	2,828	6,507
Subordinated debt.....................	-	-	-	-	9,500	9,500
Long-term debt.........................	7,000	3,000	2,000	-	-	12,000
Short-term borrowings..............	56,164	-	-	-	-	56,164
Accrued interest payable..........	510	-	-	-	-	510
Total.........................................	$ 180,093	$ 75,744	$ 29,279	$ 29,246	$ 12,367	$ 326,729

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

First Priority Financial Corp.

Malvern, Pennsylvania

We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Priority Financial Corp. at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Philadelphia, Pennsylvania

March 23, 2017

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Cash and due from banks....................................................................................................................	$ 2,790	$ 3,533
Interest-bearing deposits in banks....................................................................................................	1,971	2,376
Total cash and cash equivalents.................................................................................................	4,761	5,909
Securities available for sale, at fair value (amortized cost: $70,635 and $94,389, respectively)	70,560	94,704
Securities held to maturity, at amortized cost (fair value: $19,584 and $20,446, respectively)..	19,043	19,886
Loans receivable...................................................................................................................................	488,243	409,153
Less: allowance for loan losses..........................................................................................................	3,330	2,795
Net loans..........................................................................................................................................	484,913	406,358
Restricted investments in bank stocks.............................................................................................	3,257	3,368
Premises and equipment, net..............................................................................................................	1,755	2,033
Bank owned life insurance..................................................................................................................	3,256	3,178
Accrued interest receivable................................................................................................................	1,817	1,623
Other real estate owned.......................................................................................................................	1,486	1,633
Deferred taxes.......................................................................................................................................	2,697	3,543
Goodwill.................................................................................................................................................	2,725	2,725
Intangible assets with finite lives, net...............................................................................................	235	310
Other assets..........................................................................................................................................	1,290	1,270
Total Assets....................................................................................................................................	$ 597,795	$ 546,540
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing......................................................................................................................	$ 54,817	$ 46,343
Interest-bearing..............................................................................................................................	412,871	362,344
Total deposits.................................................................................................................................	467,688	408,687
Federal Home Loan Bank of Pittsburgh advances..........................................................................	68,164	74,725
Subordinated debt................................................................................................................................	9,207	9,201
Accrued interest payable....................................................................................................................	510	450
Other liabilities......................................................................................................................................	4,180	1,386
Total Liabilities..............................................................................................................................	549,749	494,449
Shareholders’ Equity
Preferred stock, $100 par value; authorized 10,000,000 shares:
Series A: 9%; 4,579 shares issued and outstanding; liquidation value: $4,579 at December 31, 2015	-	4,579
Series B: 9%; 229 shares issued and outstanding; liquidation value: $229 at December 31, 2015	-	229
Series C: 9%; 3,404 and 4,596 shares issued and outstanding; liquidation value: $3,404 and $4,596, respectively	3,404	4,596
Common stock, $1 par value; authorized 20,000,000 shares as of December 31, 2016 and 10,000,000 shares as of December 31, 2015; issued and outstanding: 2016: 6,529,719; 2015: 6,492,194	6,530	6,492
Surplus...................................................................................................................................................	40,629	40,327
Accumulated deficit.............................................................................................................................	(2,475)	(4,368)
Accumulated other comprehensive (loss) income..........................................................................	(42)	236
Total Shareholders’ Equity................................................................................................................	48,046	52,091
Total Liabilities and Shareholders’ Equity.....................................................................................	$ 597,795	$ 546,540

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the year ended December 31,
	2016	2015
Interest and Dividend Income
Loans receivable, including fees........................................................	$19,570	$17,506
Securities—taxable...............................................................................	1,150	1,401
Securities—exempt from federal taxes...............................................	408	415
Interest bearing deposits and other...................................................	118	188
Total Interest and Dividend Income...............................................	21,246	19,510
Interest Expense
Deposits.................................................................................................	3,547	2,985
Short-term borrowings.........................................................................	137	120
Long-term debt......................................................................................	158	129
Subordinated debt................................................................................	688	91
Total Interest Expense ......................................................................	4,530	3,325
Net Interest Income ..........................................................................	16,716	16,185
Provision for Loan Losses .....................................................................	710	610
Net Interest Income after Provision for Loan Losses ................	16,006	15,575
Non-Interest Income
Wealth management fee income.........................................................	308	441
Gains on sales of investment securities............................................	795	259
Bank owned life insurance income.....................................................	78	84
Other.......................................................................................................	364	371
Total Non-Interest Income ..............................................................	1,545	1,155
Non-Interest Expenses
Salaries and employee benefits...........................................................	8,046	7,581
Occupancy and equipment..................................................................	1,906	2,006
Data processing equipment and operations.....................................	884	880
Professional fees...................................................................................	709	684
Marketing, advertising, and business development.......................	230	279
FDIC insurance assessments..............................................................	398	352
Pennsylvania bank shares tax expense..............................................	315	340
Other real estate owned.......................................................................	423	362
Other.......................................................................................................	1,212	1,199
Total Non-Interest Expenses ...........................................................	14,123	13,683
Income before Income Tax Expense ...............................................	3,428	3,047
Income Tax Expense ............................................................................	1,128	935
Net Income..........................................................................................	$2,300	$2,112
Preferred dividends...............................................................................	407	801
Income to Common Shareholders .................................................	$1,893	$1,311
Income per common share:
Basic .......................................................................................................	$0.29	$0.20
Diluted....................................................................................................	$0.29	$0.20
Weighted average common shares outstanding:
Basic........................................................................................................	6,514	6,469
Diluted....................................................................................................	6,570	6,538

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the year ended December 31,
	2016	2015
Net income	$ 2,300	$ 2,112
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain on securities available for sale	405	660
Reclassification adjustment for realized gains included in net income	(795)	(259)
Tax effect	133	(137)
Net (losses) gains arising during the period	(257)	264
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(31)	(34)
Tax effect	10	12
Net unrealized holding losses on securities transferred during the period	(21)	(22)
Total other comprehensive (loss) income	(278)	242
Total comprehensive income	$ 2,022	$ 2,354

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2016 and 2015

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2014	$9,404	$6,447	$40,045	$(5,679)	$(6)	$50,211
Preferred stock dividends	-	-	-	(801)	-	(801)
Issuance of 50,700 shares of restricted common stock	-	50	(50)	-	-	-
Forfeiture of 5,525 shares of restricted common stock	-	(5)	5	-	-	-
Net income	-	-	-	2,112	-	2,112
Other comprehensive income	-	-	-	-	242	242
Stock based compensation expense	-	-	327	-	-	327
Balance—December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	-	-	-	(407)	-	(407)
Redemption of preferred stock	(6,000)	-	-	-	-	(6,000)
Issuance of 36,250 shares of restricted common stock, net of 725 forfeited shares	-	36	(36)	-	-	-
Exercise of 2,000 shares of common stock options	-	2	10	-	-	12
Net income	-	-	-	2,300	-	2,300
Other comprehensive loss	-	-	-	-	(278)	(278)
Stock based compensation expense	-	-	328	-	-	328
Balance—December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net income....................................................................................................................	$2,300	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses............................................................................................	710	610
Net amortization........................................................................................................	261	95
Stock based compensation expense...........................................................................	328	327
Net amortization of investment securities premiums and discounts.........................	151	192
Net gains on sale of investment securities.................................................................	(795)	(259)
Write down of other real estate owned......................................................................	139	137
Net loss (gain) on sale of other real estate owned.....................................................	18	(58)
Depreciation and amortization of premises and equipment......................................	309	406
Net loss on disposal of premises and equipment......................................................	25	52
Bank owned life insurance policy income.................................................................	(78)	(84)
Originations of loans held for sale.............................................................................	-	(1,194)
Proceeds from sale of loans held for sale...................................................................	-	1,194
Deferred income tax expense.....................................................................................	988	874
Increase in accrued interest receivable.......................................................................	(194)	(112)
Increase in other assets..............................................................................................	(20)	(166)
Increase in accrued interest payable..........................................................................	60	94
Increase in other liabilities.........................................................................................	2,813	309
Net Cash Provided by Operating Activities...................................................	7,015	4,529
Cash Flows from Investing Activities
Net originations in loans............................................................................................	(2,531)	(25,227)
Purchase of loans.......................................................................................................	(77,326)	(9,799)
Purchases of securities available for sale...................................................................	(49,645)	(70,012)
Purchases of securities held to maturity....................................................................	-	(5,427)
Redemption (purchase) of restricted bank stock.......................................................	111	(384)
Proceeds from maturities or calls of securities available for sale...............................	60,537	40,311
Proceeds from maturities or calls of securities held to maturity...............................	740	890
Proceeds from the sale of securities available for sale...............................................	13,563	11,591
Proceeds from the sale of other real estate owned.....................................................	332	362
Purchases of premises and equipment.......................................................................	(56)	(125)
Proceeds from the sale of premises and equipment...................................................	-	4
Net Cash Used in Investing Activities............................................................	(54,275)	(57,816)
Cash Flows from Financing Activities
Net increase in deposits.............................................................................................	59,104	30,667
Net (decrease) increase in short-term borrowings.....................................................	(3,561)	8,253
Payments on long-term borrowings...........................................................................	(3,000)	(1,000)
Proceeds from long-term borrowings.........................................................................	-	5,000
Proceeds from issuance of subordinated debt, net of issuance costs.........................	-	9,198
Payments regarding subordinated debt issuance costs..............................................	(16)	-
Redemption of preferred stock..................................................................................	(6,000)	-
Proceeds from the exercise of common stock options...............................................	12	-
Cash dividends paid on preferred stock....................................................................	(427)	(788)
Net Cash Provided by Financing Activities....................................................	46,112	51,330
Net Decrease in Cash and Cash Equivalents................................................	(1,148)	(1,957)
Cash and Cash Equivalents—Beginning......................................................................	5,909	7,866
Cash and Cash Equivalents—Ending............................................................................	$4,761	$5,909
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases.................................	$2,698	$-
Transfer of loans receivable to other real estate owned.......................................	$342	$776
Cash paid for interest on deposits and borrowings...................................................	$4,573	$3,419
Cash paid for income taxes........................................................................................	$139	$62
See notes to consolidated financial statements.

First Priority Financial Corp.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority. First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania. The Bank, is headquartered in Malvern, PA, has seven retail branch office locations and one loan production office and is a locally managed community bank providing commercial banking products, primarily loans and deposits.

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of December 31, 2016, First Priority had total assets of $597.8 million and total shareholders’ equity of $48.0 million.

The Bank

The Bank is a state-chartered commercial banking institution which was incorporated under the laws of the Commonwealth of Pennsylvania on May 25, 2005. The Bank’s deposits are insured by the FDIC up to the maximum amount permitted for all banks.

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

The Bank also offers certain financial planning and investment management services. These investment services are provided by First Priority Financial Services, a Division of First Priority Bank, through third party providers. In addition, the Bank has entered into solicitation agreements with several investment advisors to provide portfolio management services to customers of the Bank.

The Bank currently seeks deposits and commercial and private banking relationships through its banking offices. The Bank provides deposit products that include checking, money market and savings accounts, and certificates of deposit as well as other deposit services, including cash management electronic banking and mobile products as well as online account opening capabilities. The Bank obtains funding in the local community by providing excellent service and competitive rates to its customers and utilizes various advertising to attract current and potential deposit customers. The Bank also uses brokered certificates of deposit as a cost effective funding alternative.

Basis of Presentation

The accompanying consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Subsequent Events

Management has evaluated events and transactions occurring subsequent to December 31, 2016 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

The Company is required to maintain cash reserves that are considered restrictions on cash and cash equivalents which consist of required reserves with the Federal Reserve Bank, related to our deposit liabilities. At December 31, 2016 and 2015, these reserve balances were $1.9 million and $1.1 million, respectively.

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

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. When a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-

temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss).

Restricted Investments in Bank Stocks

Restricted investments in bank stocks, which represents the required investment in the common stock of correspondent banks, are carried at cost and consist of stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bancshares, Inc. Federal law requires a member institution of the FHLB to hold FHLB stock according to a predetermined formula. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.

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

Acquired Loans

Loans acquired as part of a full bank acquisition are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of December 31, 2016, there were three remaining acquired purchased credit impaired loans with a net recorded balance of $215 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of December 31, 2016, the net recorded balance of acquired loans resulting from the Affinity merger totaled $15.0 million. As of this same date, both the interest rate fair value adjustment and the accretable credit discount related to the loans acquired through the Affinity merger, were fully amortized.

The Company also purchased portfolios of performing residential mortgage loans in 2014 through 2016, all of which were underwritten using similar underwriting standards as it uses for its organic portfolio.  In August 2016, the Company purchased performing commercial loans from within the Bank’s market area.  All acquisition premiums from the purchased loans will be recognized into interest income over the remaining life of the loans.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both December 31, 2016 and 2015, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. Generally, interest is not accrued on loans that were non-accrual prior to the TDR until they have performed in accordance with the modified terms for a period of at least six months; however, non-accrual TDR’s may be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as TDR’s are designated as impaired. TDR’s which are performing based on modified terms and conditions, which reflect the current market, may be reclassified from TDR status.  Management evaluates the allowance for loan losses with respect to TDR’s under the same policy and guidelines as all other performing loans are evaluated with respect to the allowance for loan losses.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment in an acquisition or merger are recorded on acquisition date at fair value. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 1 to 20 years beginning when the assets are placed in service. Buildings are depreciated from 14 to 20 years. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter, ranging from 1 to 20 years. Furniture, fixtures and equipment are depreciated from 2 to 10 years, automobiles are depreciated from 3 to 5 years and computer equipment and data processing software are depreciated from 1 to 10 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. The Company’s total matching contributions related to these plans resulted in expenses of $149 thousand and $138 thousand for the years ended December 31, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate that there may be impairment.   The company elects to perform a Step One Test impairment test on July 1st of each year, consisting of comparing the estimated fair value of the reporting unit to its book value of equity. Pursuant to ASC Topic 350-20, if the fair value of the reporting unit exceeds its book value, then the goodwill of the reporting unit is not considered impaired. However, if the book value of the reporting unit exceeds its fair value, there is potential for goodwill impairment and a Step Two Test analysis must be performed to determine the amount of the impairment loss. Based on the analysis completed, the fair value of the reporting unit, the Bank, exceeded its book value as of July 1, 2016 and, therefore, a Step Two analysis was not required.  Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

The Company has adopted guidance on accounting for uncertainty in income taxes as presented in FASB ASC 740-10. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2016 and December 31, 2015.

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

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2016 and 2015, compensation expense related to outstanding stock options and restricted stock grants totaled $328 thousand and $327 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of operations. There was no tax benefit recognized related to this stock-based compensation.  With the early adoption of the FASB issued ASU 2016-09, there was not a material impact on the consolidated financial statements and disclosures.

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

Total reclassifications from accumulated other comprehensive income (loss) for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	December 31,
	2016	2015
	(Dollars in thousands)
Sale of investment securities available for sale	$ (795)	$ (259)	Gains on sale of investment securities
Amortization of net unrealized holding gains (losses) on securities transferred from available for sale to held to maturity	(31)	(34)	Interest and dividend income on taxable securities
Tax effect	281	97	Federal income tax expense
Total reclassification	$ (545)	$ (196)

Accumulated other comprehensive income (loss) at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$(50)	$208
Net unrealized holding gains on securities transferred from available for sale to held to maturity	8	28
Total	$(42)	$236

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has eight leases related to its current office locations, all of which are classified as operating leases, which upon implementation of the new standard in January 2019, will result in both a right-of-use asset and a corresponding lease liability in its consolidated balance sheets currently estimated at approximately $4.0 million.  The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  With the early adoption, the Company, did not have a material impact on the consolidated financial statements and disclosures.

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

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders. Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 148,174 shares as of December 31, 2016, and 195,193 shares as of December 31, 2015.

The calculations of basic and diluted earnings per common share are presented below for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015
(In thousands, except per share information)
Net income.......................................................................................	$2,300	$2,112
Less: preferred stock dividends....................................................	(407)	(801)
Income to common shareholders..................................................	$1,893	$1,311
Average basic common shares outstanding..............................	6,514	6,469
Effect of dilutive stock options.....................................................	56	69
Average number of common shares used to calculate diluted earnings per common share…………..…...	6,570	6,538
Basic earnings per common share................................................	$0.29	$0.20
Diluted earnings per common share.............................................	$0.29	$0.20

The amount of preferred stock dividends related to each series of preferred stock are presented below for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015
	(Dollars in thousands)
Preferred dividends:
Preferred Series A...............................................................	$77	$412
Preferred Series B................................................................	4	21
Preferred Series C................................................................	326	368
Total preferred dividends .................................................	$407	$801

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $12 thousand and $43 thousand as of December 31, 2016 and 2015, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 45,984	$ 8	$ (5)	$ 45,987
Obligations of states and political subdivisions....................................	6,103	46	(10)	6,139
Federal agency mortgage-backed securities...........................................	13,863	33	(176)	13,720
Federal agency collateralized mortgage obligations...............................	190	-	(1)	189
Other debt securities.............................................................................	1,500	30	-	1,530
Money market mutual fund..................................................................	2,995	-	-	2,995
Total investment securities available for sale..................................	$ 70,635	$ 117	$ (192)	$ 70,560
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 18,561	$ 561	$ (33)	$ 19,089
Other debt securities.............................................................................	482	13	-	495
Total held to maturity.....................................................................	$ 19,043	$ 574	$ (33)	$ 19,584

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations..................	$ 62,967	$ -	$ (63)	$ 62,904
Obligations of states and political subdivisions....................................	13,964	398	(15)	14,347
Federal agency mortgage-backed securities...........................................	17,042	87	(91)	17,038
Federal agency collateralized mortgage obligations...............................	347	-	(1)	346
Money market mutual fund..................................................................	69	-	-	69
Total investment securities available for sale..................................	$ 94,389	$ 485	$ (170)	$ 94,704
Held To Maturity:
Obligations of states and political subdivisions....................................	$ 19,405	$ 597	$ (47)	$ 19,955
Other debt securities.............................................................................	481	10	-	491
Total held to maturity.....................................................................	$ 19,886	$ 607	$ (47)	$ 20,446

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2016 and 2015.

	As of December 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 3,984	$ (5)	4	$ -	$ -	-	$ 3,984	$ (5)	4
Obligations of states and political subdivisions	-	-	-	872	(10)	1	872	(10)	1
Federal agency mortgage-backed securities	10,667	(175)	11	39	(1)	1	10,706	(176)	12
Federal agency collateralized mortgage obligations	159	(1)	1	-	-	-	159	(1)	1
Total Available for Sale...............	$ 14,810	$ (181)	16	$ 911	$ (11)	2	$ 15,721	$ (192)	18
Held to Maturity:
Obligations of states and political subdivisions	$ 2,289	$ (33)	7	$ -	$ -	-	$ 2,289	$ (33)	7
Total Held to Maturity..........	$ 2,289	$ (33)	7	$ -	$ -	-	$ 2,289	$ (33)	7

	As of December 31, 2015
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$ 12,905	$ (63)	11	$ -	$ -	-	$ 12,905	$ (63)	11
Obligations of states and political subdivisions	2,780	(15)	7	-	-	-	2,780	(15)	7
Federal agency mortgage-backed securities	4,276	(46)	3	2,304	(45)	2	6,580	(91)	5
Federal agency collateralized mortgage obligations	220	(1)	1	-	-	-	220	(1)	1
Total Available for Sale...............	$ 20,181	$ (125)	22	$ 2,304	$ (45)	2	$ 22,485	$ (170)	24
Held to Maturity:
Obligations of states and political subdivisions	$ 2,373	$ (47)	5	$ -	$ -	-	$ 2,373	$ (47)	5
Total Held to Maturity..........	$ 2,373	$ (47)	5	$ -	$ -	-	$ 2,373	$ (47)	5

As of December 31, 2016, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of December 31, 2016 represents other than temporary impairment.

For the years ended December 31, 2016 and 2015 gross gains of $795 thousand and $259 thousand, respectively, were realized from the sale of available for sale securities.

Securities totaling $42.0 million and $55.2 million were pledged at December 31, 2016 and 2015, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $40 thousand and $60 thousand as of December 31, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of securities as of December 31, 2016 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2016
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year................................................	$ 39,999	$ 40,000	$ -	$ -
Due after one year through five years.....................	6,867	6,859	797	786
Due after five years through ten years....................	1,500	1,530	1,077	1,099
Due after ten years..................................................	5,221	5,267	17,169	17,699
	53,587	53,656	19,043	19,584
Federal agency collateralized mortgage obligations..	190	189	-	-
Federal agency mortgage-backed securities………..	13,863	13,720	-	-
Money market mutual fund.....................................	2,995	2,995	-	-
Total............................................................	$ 70,635	$ 70,560	$ 19,043	$ 19,584

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2016 and 2015.

	December 31,
	2016	2015
	(Dollars in thousands)
Commercial:
Commercial and industrial................................	$ 89,625	$ 74,470
Commercial mortgage.......................................	223,315	179,365
Commercial construction.................................	22,408	13,466
Total commercial..........................................	335,348	267,301
Residential mortgage loans............................	110,538	101,185
Consumer:
Home equity lines of credit..............................	24,669	24,762
Other consumer loans......................................	17,514	15,915
Total consumer.............................................	42,183	40,677
Total...........................................................	488,069	409,163
Allowance for loan losses...............................	(3,330)	(2,795)
Net deferred loan cost (fees)...........................	174	(10)
Total loans receivable, net	$ 484,913	$ 406,358

In August, 2016, the Company increased its loans outstanding through the acquisition of $64.6 million, including acquisition premiums of $197 thousand, of various types of performing commercial loans within the Bank’s market area.  Additionally, in June, 2016 and in the third quarter of 2015, the Company purchased $12.7 million and $9.8 million, including acquisition premiums of $280 thousand and $206 thousand, respectively, of performing residential real estate loans; all of which were underwritten using similar standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2016 and 2015:

	For the year ended
	December 31, 2016
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$ 631	$ (75)	$ 21	$ 70	$ 647
Commercial mortgage	831	(72)	2	290	1,051
Commercial construction	56	-	-	57	113
Residential mortgage loans	259	-	-	193	452
Home equity lines of credit	167	-	9	12	188
Other consumer loans	84	(75)	15	73	97
Unallocated	767	-	-	15	782
Total	$ 2,795	$ (222)	$ 47	$ 710	$ 3,330

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

The following tables present the balance in the allowance for loan losses at December 31, 2016 and 2015 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2016
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 647	$ -	$ 647	$ 89,625	$ 705	$ 88,920
Commercial mortgage.............	1,051	-	1,051	223,315	6	223,309
Commercial construction.......	113	-	113	22,408	-	22,408
Residential mortgage loans.....	452	47	405	110,538	637	109,901
Home equity lines of credit...	188	-	188	24,669	14	24,655
Other consumer loans............	97	-	97	17,514	51	17,463
Unallocated............................	782	-	782	-	-	-
Total......................................	$ 3,330	$ 47	$ 3,283	$ 488,069	$ 1,413	$ 486,656

	December 31, 2015
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial.....	$ 631	$ 123	$ 508	$ 74,470	$ 1,259	$ 73,211
Commercial mortgage.............	831	264	567	179,365	2,196	177,169
Commercial construction.......	56	-	56	13,466	-	13,466
Residential mortgage loans.....	259	46	213	101,185	669	100,516
Home equity lines of credit...	167	-	167	24,762	96	24,666
Other consumer loans............	84	19	65	15,915	351	15,564
Unallocated............................	767	-	767	-	-	-
Total......................................	$ 2,795	$ 452	$ 2,343	$ 409,163	$ 4,571	$ 404,592

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2016 and 2015 as well as for the years then ended, respectively:

	December 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial.................	$ 705	$ 1,268	$ -	$ 317	$ 803	$ -
Commercial mortgage........................	6	57	-	1,463	1,530	-
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	-	-	-	31	64	-
Home equity lines of credit...............	14	16	-	96	97	-
Other consumer loans........................	51	80	-	185	206	-
With an allowance recorded:
Commercial and industrial.................	$ -	$ -	$ -	$ 942	$ 995	$ 123
Commercial mortgage........................	-	-	-	733	850	264
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	637	637	47	638	638	46
Home equity lines of credit...............	-	-	-	-	-	-
Other consumer loans........................	-	-	-	166	168	19
Total:
Commercial and industrial.................	$ 705	$ 1,268	$ -	$ 1,259	$ 1,798	$ 123
Commercial mortgage........................	6	57	-	2,196	2,380	264
Commercial construction...................	-	-	-	-	-	-
Residential mortgage loans................	637	637	47	669	702	46
Home equity lines of credit...............	14	16	-	96	97	-
Other consumer loans........................	51	80	-	351	374	19
Total........................................	$ 1,413	$ 2,058	$ 47	$ 4,571	$ 5,351	$ 452

	For the year ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial................	$ 1,042	$ 9	$ 678	$ 10
Commercial mortgage.......................	1,200	54	2,165	52
Commercial construction.................	-	-	-	-
Residential mortgage loans.............	28	1	184	-
Home equity lines of credit..............	94	4	98	4
Other consumer loans......................	170	7	257	6
With an allowance recorded:
Commercial and industrial................	$ 503	$ 19	$ 942	$ 10
Commercial mortgage.......................	331	16	1,138	1
Commercial construction.................	-	-	-	-
Residential mortgage loans.............	638	24	159	4
Home equity lines of credit..............	-	-	-	-
Other consumer loans......................	-	-	83	-
Total:
Commercial and industrial................	$ 1,545	$ 28	$ 1,620	$ 20
Commercial mortgage.......................	1,531	70	3,303	53
Commercial construction.................	-	-	-	-
Residential mortgage loans.............	666	25	343	4
Home equity lines of credit..............	94	4	98	4
Other consumer loans......................	170	7	340	6
Total...........................................	$ 4,006	$ 134	$ 5,704	$ 87

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
Commercial and industrial............	$ 705	$ 1,059
Commercial mortgage....................	6	575
Commercial construction..............	-	-
Residential mortgage loans..........	-	31
Home equity lines of credit..........	14	16
Other consumer loans...................	51	252
Total loans................................	$ 776	$ 1,933

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $93 thousand and $228 thousand for the years ended December 31, 2016 and 2015, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2016 and 2015:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial...........	$ 88,503	$ -	$ 1,122	$ -	$ 89,625
Commercial mortgage...................	221,544	-	1,771	-	223,315
Commercial construction.............	22,408	-	-	-	22,408
Residential mortgage loans.............	110,538	-	-	-	110,538
Consumer:
Home equity lines of credit.........	24,655	-	14	-	24,669
Other consumer loans..................	17,463	-	51	-	17,514
Total.....................................................	$ 485,111	$ -	$ 2,958	$ -	$ 488,069

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial...........	$ 67,509	$ 5,290	$ 1,671	$ -	$ 74,470
Commercial mortgage...................	174,339	3,478	1,548	-	179,365
Commercial construction.............	13,466	-	-	-	13,466
Residential mortgage loans.............	101,154	-	31	-	101,185
Consumer:
Home equity lines of credit.........	24,746	-	16	-	24,762
Other consumer loans..................	15,663	-	252	-	15,915
Total.....................................................	$ 396,877	$ 8,768	$ 3,518	$ -	$ 409,163

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ 293	$ 60	$ 632	$ 985	$ 88,640	$ 89,625
Commercial mortgage..................	-	-	6	6	223,309	223,315
Commercial construction............	-	-	-	-	22,408	22,408
Residential mortgage loans............	-	104	-	104	110,434	110,538
Consumer:
Home equity lines of credit........	-	-	-	-	24,669	24,669
Other consumer loans.................	17	-	4	21	17,493	17,514
Total.............................	$ 310	$ 164	$ 642	$ 1,116	$ 486,953	$ 488,069

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial..........	$ -	$ 67	$ 230	$ 297	$ 74,173	$ 74,470
Commercial mortgage..................	51	101	195	347	179,018	179,365
Commercial construction............	-	-	-	-	13,466	13,466
Residential mortgage loans............	975	-	-	975	100,210	101,185
Consumer:
Home equity lines of credit........	-	-	-	-	24,762	24,762
Other consumer loans.................	15	-	209	224	15,691	15,915
Total.............................	$ 1,041	$ 168	$ 634	$ 1,843	$ 407,320	$ 409,163

As of December 31, 2016 and 2015, there were no loans 90 days past due and still accruing interest.

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

The following tables summarize the balance of outstanding TDR’s at December 31, 2016 and December 31, 2015:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2016
Residential mortgage loans	1	$637	-	$637
Home equity lines of credit	1	-	14	14
Other consumer loans	1	-	20	20
Total	3	$637	$34	$671

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2015
Commercial and industrial	4	$200	$742	$942
Commercial mortgage	6	1,622	343	1,965
Residential mortgage loans	2	638	31	669
Home equity lines of credit	2	79	17	96
Other consumer loans	2	99	22	121
Total	16	$2,638	$1,155	$3,793

For the year ended December 31, 2016 there were no new TDR’s entered into.  During 2016, one performing commercial mortgage TDR loan totaling $1.3 million was refinanced by the Bank under current market terms and is no longer considered a TDR loan.  Additionally, eight loans totaling $1.5 million, previously classified as TDR loans, were reclassified to performing status based on the improved financial condition of the borrowers.  These loans have performed in accordance with their modified terms and have remained current for a minimum of at least six consecutive months. In addition, two loans, totaling $221 thousand, previously classified as TDRs at December 31, 2016 were paid off by the borrowers while two additional previously classified TDR’s totaling $64 thousand were moved to other real estate owned.

The following table reflects information regarding TDR’s entered into by the Company for the period ended December 31, 2015.

	For the year ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial....	3	$ 922	$ 922
Commercial mortgage............	3	637	637
Residential mortgage loans..	2	673	673
Total.....................................	8	$ 2,232	$ 2,232

The following is an analysis of loans modified in a troubled debt restructuring by type of concession for the year ended December 31, 2015.

	For the year ended December 31, 2015
	Number of Contracts	Recorded Investment
(Dollars in thousands)
Extended under forbearance..........................	3	$1,001
Interest-rate reductions..................................	3	793
Other maturity / payment modifications......	2	438
Total..................................................................	8	$2,232

As of December 31, 2015, two commercial loans, classified as TDR’s, with a combined balance totaling $64 thousand, were in default and were classified as non-accrual status.  Subsequently, these loans were moved to other real estate owned.  Additionally, a mortgage loan restructured during the fourth quarter of 2015 with an outstanding balance of $638 thousand was past due 30 days as of December 31, 2015, however, this loan was subsequently paid current.

No other TDRs were subsequently in default as of the periods stated.

At both December 31, 2016 and 2015, there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

The carrying amount of foreclosed residential mortgage properties held was $701 thousand as of December 31, 2016.  There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of December 31, 2016.

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

	December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of year..................................	$5,722	$5,608
New loans...............................................................	2,174	3,358
Loans of Retired/Deceased Officers...................	-	(2,394)
Repayments............................................................	(2,430)	(850)
Balance at end of year..........................................	$5,466	$5,722

Deposits of related parties totaled $7.7 million and $6.8 million at December 31, 2016 and 2015, respectively.

Note 7—Premises and Equipment

The components of premises and equipment at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Buildings............................................................................	$1,143	$1,143
Leasehold improvements.................................................	1,422	1,721
Furniture, fixtures and equipment..................................	818	846
Automobiles......................................................................	24	24
Computer equipment and data processing software...	736	712
	4,143	4,446
Accumulated depreciation..............................................	(2,388)	(2,413)
	$1,755	$2,033

Depreciation expense for the years ended December 31, 2016 and 2015 was $309 thousand and $406 thousand, respectively.

Note 8—Deposits

The components of deposits at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	(Dollars in thousands)
Demand, non-interest bearing...................	$54,817	$46,343
Demand, interest-bearing...........................	57,168	38,297
Money market and savings accounts......	113,655	90,696
Time, $100 and over....................................	45,311	56,138
Time, other....................................................	196,737	177,213
	$467,688	$408,687

Included in time, other at December 31, 2016 and 2015 are brokered deposits of $138.8 million, and $113.3 million, respectively.

As of December 31, 2016 and 2015 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $8.0 million and $10.0 million, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

December 31, 2016
(Dollars in thousands)
2017.......................	$115,390
2018.......................	71,934
2019.......................	26,536
2020.......................	10,555
2021.......................	17,594
Thereafter.............	39
$242,048

Note 9—Borrowings

As of December 31, 2016 and 2015, the Company had a borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

The Bank has been a member of FHLB since March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $3.1 million and $3.3 million at December 31, 2016 and 2015, respectively, by a specific pledge of the Bank’s investment assets and by a blanket lien on the Bank’s loan portfolio. At December 31, 2016 and 2015, respectively, the Bank had borrowing capacity with the FHLB, of $206 million and $169 million, respectively, with advances outstanding as of those dates of $68.2 million and $74.7 million, respectively. Investment securities with a carrying value of $40 thousand and $60 thousand were specifically pledged as collateral to secure FHLB borrowings as of December 31, 2016 and 2015, respectively.

Short-Term Borrowings

At December 31, 2016 and 2015, First Priority had short-term borrowings totaling $56.2 million and $59.7 million, respectively, consisting of advances from the FHLB with an original maturity of less than a year. Advances from the FHLB at December 31, 2016 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within the Bank’s portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for the years ended December 31, 2016 and 2015. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

	December 31,
	2016	2015
	(Dollars in thousands)
Federal funds purchased:
Balance at year end.........................................	$-	$-
Weighted average rate at year end...............	-	-
Maximum month-end balance........................	$-	$-
Average daily balance during the year........	$2	$28
Weighted average rate during the year.......	0.76%	0.51%
FHLB short-term borrowings:
Balance at year end.........................................	$56,164	$59,725
Weighted average rate at year end...............	0.74%	0.45%
Maximum month-end balance........................	$60,688	$63,208
Average daily balance during the year........	$22,508	$33,297
Weighted average rate during the year.......	0.61%	0.36%

Long-Term Debt

Long-term debt, consisting of FHLB advances with an original maturity of one year or greater, totaled $12.0 million and $15.0 million as of December 31, 2016 and 2015, respectively. Average balances outstanding totaled $14.1 million and $12.9 million, respectively, with an average cost of 1.12% and 1.00%, respectively, for the years ended December 31, 2016 and 2015. There have been no advances made during these reported periods.

At December 31, 2016, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2017.......................	$ 7,000	0.97%
2018.......................	3,000	1.31%
2019.......................	2,000	1.64%
	$ 12,000	1.17%

Note 10—Subordinated Debt

On November 13, 2015, First Priority Bank entered into Subordinated Note Purchase Agreements with five accredited investors under which the Bank issued subordinated notes (the “Notes”) totaling $9.5 million, resulting in net proceeds of approximately $9.2 million after issuance costs of $318 thousand. The Notes have a maturity date of November 30, 2025, and will bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the total of $9.5 million, plus accrued but unpaid interest thereon up to but excluding the redemption date, if called after five years but prior to the maturity date.  In December 2015, the Bank utilized $6.0 million of the proceeds from the subordinated note issuance to repurchase shares of its common stock from First Priority, and subsequently in January 2016, First Priority utilized the distribution from the Bank to redeem 6,000 of the 9,404 outstanding shares of its 9.00% Fixed Rate Cumulative Perpetual Preferred Stock, which was originally issued to the United States Department of the Treasury during 2009 as part of the TARP Capital Purchase Program, at their liquidation value of $1,000 per share, or $6.0 million, plus accrued dividends.  The Bank utilized the remainder of the issuance for general corporate purposes.

Note 11—Lease Commitments

Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2016, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Minimum Lease Payments
(Dollars in thousands)
2017...........................	$ 1,029
2018...........................	810
2019...........................	743
2020...........................	649
2021...........................	448
Thereafter.................	2,828
$ 6,507

The minimum lease payments shown above include payments for the entire initial term. Option periods for which the Company has an option to extend the lease beyond initial periods have not been included as part of the minimum lease payments.

Lease expense for all leases for the years ended December 31, 2016 and 2015 was $1.13 million and $1.19 million, respectively.

During 2016, the Bank closed its Plumstead branch office location and in 2015 closed the Reading and Towamencin offices upon reaching the end of the initial lease terms.

Note 12—Severance and Employment Agreements

On December 19, 2013, the board of directors of the Company approved restructured change in control arrangements to replace the previously executed change in control agreements between the Company and participating senior officers. These steps significantly reduced the Company’s liability in the event of a change in control.  Each senior officer will participate in the First Priority Bank Severance Plan (the “Severance Plan”), which is a broad-based severance plan applicable to certain employees of the Company and the Bank.  Each participating senior officer will receive a severance benefit equal to continued base salary, as defined, for a period ranging between six and eighteen months in the event that the officer’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

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

On December 19, 2013, as part of the Company’s long-term incentive compensation program, each senior officer also received a grant of restricted stock under the Company’s Stock Compensation Program, totaling 89,500 shares in aggregate, which vested three years from the grant date.

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

As of December 31, 2016 and 2015 the Company had 3,404 shares and 9,404 shares, respectively, of 9% fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million and $9.4 million, respectively.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of the redemptions, 3,404 shares of Series C Preferred Stock remain outstanding as of December 31, 2016.

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

A summary of the Stock Option Plan is presented below:

	For the Years Ended December 31,
	2016		2015
	Options to Purchase Common Shares	Weighted Average Exercise Price	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of year...........	970,193	$ 6.41	866,613	$ 6.89
Granted during year.............................	37,500	5.93	243,000	5.94
Forfeited/cancelled during the year..	(32,500)	5.91	(91,572)	9.56
Exercised...............................................	(2,000)	5.73	-	-
Expired...................................................	(18,133)	9.65	(47,848)	6.73
Outstanding at end of year (1).................	955,060	$ 6.35	970,193	$ 6.41
Exercisable at end of year (1)...................	354,560	$ 7.74	353,693	$ 7.94
(1)

Included in options outstanding and exercisable at year end are 100,000 organizer options, with an exercise price of $10.00 per share and an expiration date of October 18, 2017, exchanged as part of the 2008 acquisition of Prestige which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable at December 31, 2016 and 2015 were 5.84 years and 2.98 years, respectively, and 6.67 years and 3.66 years, respectively. The aggregate intrinsic value of all outstanding stock options based on the closing stock price was $705 thousand as of December 31, 2016, including $150 thousand related to currently exercisable options, and $618 thousand as of December 31, 2015, including $121 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Dividend yield..................................	0.0%	0.0%
Expected life.....................................	7 years	7 years
Expected volatility...........................	26%	28%
Risk-free interest rate......................	1.63%	2.13%
Weighted average fair value..........	$ 1.83	$ 1.52

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement, with Affinity, dated February 28, 2013, each Affinity option became fully vested and was exchanged for a grant of 0.9813 FPFC options, with an adjusted exercise price to reflect the exchange ratio and maintained the same expiration date as the original option. As of December 31, 2016, 45,460 of these options remain outstanding with an average exercise price of $9.42 and a remaining contractual term of 2.8 years.

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

As of December 31, 2016, there was $230 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the severance plan (see Note 12). That cost is expected to be recognized over a weighted average period of 2.62 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time. During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 27,500 performance options were cancelled in each of 2016 and 2015, respectively, leaving 44,000 outstanding as of December 31, 2016.  These non-vested options may be further adjusted in the future.

Restricted stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company. Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period. As of December 31, 2016, there was $328 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 28, 2020.  As of December 31, 2016 and 2015, 30,260 shares and 18,532 shares, respectively, of restricted common stock were outstanding to non-management employees throughout the Company under the Stock Compensation Program.

A summary of restricted stock award activity is presented below for the years presented:

	For the Years Ended December 31,
	2016	2015
Outstanding unvested shares at beginning of year...	165,474	121,874
Shares granted during year............................................	36,250	50,700
Shares forfeited/cancelled during year.........................	(725)	(5,525)
Vested Shares during this period..................................	(111,549)	(1,575)
Outstanding unvested shares at end of year..............	89,450	165,474

Note 15—Federal Income Taxes

Deferred tax assets (“DTA”) are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance related to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized. First Priority has determined that it is more likely than not that the net deferred tax asset will be realized, and therefore, in its judgment, a valuation allowance related to net deferred tax assets is not required.

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

The components of the net deferred tax asset at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses....................................................	$701	$449
Organization and start-up costs..........................................	75	94
Net operating loss carryforwards.......................................	833	1,886
Net operating loss carryforwards--acquired.....................	670	795
Contribution carryforward...................................................	9	4
Non-qualified stock option expense...................................	283	427
Other real estate owned deferred costs.............................	215	172
Unrealized loss on available for sale securities................	21	-
Alternative minimum tax carryforward...............................	199	125
Property and equipment.......................................................	35	68
Other........................................................................................	12	12
Total Deferred Tax Assets........................................................	3,053	4,032
Deferred tax liabilities:
Unrealized gain on available for sale securities................	-	121
Acquisition accounting........................................................	135	162
Cash basis conversions.......................................................	206	170
Other........................................................................................	15	36
Total Deferred Tax Liabilities............................................	356	489
Net Deferred Tax Asset.......................................................	$2,697	$3,543

A significant component of the Company’s deferred tax asset balances relates to the Company’s net operating loss (“NOL”) carryforwards, including acquired NOLs, totaling $4.4 million as of December 31, 2016. First Priority currently has NOL carryforwards of $2.5 million at December 31, 2016, which expire in 2029 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank with a remaining balance totaling $1.4 million as of December 31, 2016, that is subject to certain limitations and expires in 2027 through 2028 if not fully utilized. In addition, a NOL carryforward balance of $615 thousand resulting from the merger with Affinity remains available to reduce future federal income taxes as of December 31, 2016. These NOL carryforwards are also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

The following table presents the income tax expense (benefit) for the years ended December 31, 2016 and 2015.

	For the year ended December 31,
	2016	2015
	(Dollars in thousands)
Current tax expense:
Federal .................................................	$ 94	$ 49
State........................................................	46	12
Deferred Income tax expense:
Federal....................................................	988	874
Income tax expense.....................................	$ 1,128	$ 935

Reconciliation of the statutory federal income tax (benefit) expense computed at 34% to the income tax expense (benefit) included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2016	2015
	(Dollars in thousands)
Federal income tax expense at statutory rate of 34%:	$1,165	$1,036
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net.........................................	(109)	(117)
Tax exempt income on bank owned life insurance............	(26)	(29)
Applicable state income taxes............................................	30	8
Stock compensation adjustment for expired options.........	30	-
Other....................................................................................	38	37
Federal income tax expense.......................................................	$1,128	$935

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2016 and 2015, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2013 are closed to examination by Federal and State taxing authorities.

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

At December 31, 2016 and 2015, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $98.2 million and $97.8 million, respectively. In addition, as of each of these dates, there were $958 thousand and $711 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million and $1.1 million, respectively, of financial standby letters of credit as of each respective period issued on behalf of the Bank’s customers.

As of December 31, 2016, the Company also has deposit letters of credit totaling $16.0 million, issued by the FHLB, as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within the Bank’s portfolio.

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

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements is being phased in over a three-year period beginning January 1, 2016 and was 0.625% during 2016.  The capital buffer requirement, on a fully phased-in basis as of January 1, 2019, effectively raises the minimum required common equity Tier 1 capital ratio to 7.0% (5.125% in 2016), the Tier 1 capital ratio to 8.5% (6.625% in 2016), and the total capital ratio to 10.5% (8.625% in 2016).

The Bank’s capital amounts (dollars in thousands) and ratios at December 31, 2016 and 2015 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2016
Total capital (to risk-weighted assets) ...	$55,900	12.07%		$37,064	>8.0%	$	>46,330	>10.0%
Tier 1 capital (to risk-weighted assets) ..	43,328	9.35		>27,798	>6.0		>37,064	>8.0
Tier 1 common equity capital (to risk-weighted assets)…………………...…..	43,328	9.35		>20,848	>4.5		>30,114	>6.5
Tier 1 capital (to total assets) ..................	43,328	7.87		>22,023	>4.0		>27,528	>5.0
December 31, 2015
Total capital (to risk-weighted assets) ...	$51,889	12.98%	$	>31,985	>8.0%	$	>39,981	>10.0%
Tier 1 capital (to risk-weighted assets) ..	39,858	9.97		>23,989	>6.0		>31,985	>8.0
Tier 1 common equity capital (to risk-weighted assets)………………………..	39,858	9.97		>17,992	>4.5		>25,988	>6.5
Tier 1 capital (to total assets) ..................	39,858	8.11		>19,655	>4.0		>24,568	>5.0

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

Note 18—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2016 and 2015 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations.....	$ 45,987	$ -	$ 45,987	$ -
Obligations of states and political subdivisions......................	6,139	-	6,139	-
Federal agency mortgage-backed securities..............................	13,720	-	13,720	-
Federal agency collateralized mortgage obligations..................	189	-	189	-
Other debt securities................................................................	1,530	-	1,530	-
Money market mutual fund.....................................................	2,995	2,995	-	-
Total assets measured at fair value on a recurring basis..........	$ 70,560	$ 2,995	$ 67,565	$ -

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2015:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations...	$ 62,904	$ -	$ 62,904	$ -
Obligations of states and political subdivisions.....................	14,347	-	14,347	-
Federal agency mortgage-backed securities............................	17,038	-	17,038	-
Federal agency collateralized mortgage obligations................	346	-	346	-
Money market mutual fund...................................................	69	69	-	-
Total assets measured at fair value on a recurring basis.........	$ 94,704	$ 69	$ 94,635	$ -

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(Dollars in thousands)
As of December 31, 2016:
Impaired loans..........................................................................	$ 1,257	$ -	$ -	$ 1,257
Other real estate owned...........................................................	679	-	-	679
Total assets measured at fair value on a nonrecurring basis.....	$ 1,936	$ -	$ -	$ 1,936
As of December 31, 2015:
Impaired loans..........................................................................	$ 3,699	$ -	$ -	$ 3,699
Other real estate owned...........................................................	935	-	-	935
Total assets measured at fair value on a nonrecurring basis.....	$ 4,634	$ -	$ -	$ 4,634

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

Quantitative information about Level 3 fair value measurements at December 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 1,257	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (4.87%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	0%-80% (75.32%)
			Liquidation expenses	0%-10% (8.01%)
Other real estate owned	$ 679	Appraisal of collateral(1)	Appraisal adjustments(2)	0% (0.00%)
			Liquidation expenses	5%-7% (6.94%)

Quantitative information about Level 3 fair value measurements at December 31, 2015 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
(Dollars in thousands)
Impaired loans	$ 3,699	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-50% (4.75%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	25%-30%
			Liquidation expenses	2%-10% (6.34%)
Other real estate owned	$ 935	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-25% (3.39%)
			Liquidation expenses	7%-8.5% (8.38%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At December 31, 2016 and 2015, the fair value of other real estate owned consists of balances of $1.2 million and $1.3 million, respectively, net of valuation allowances of $520 thousand, and $404 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and 2015:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of December 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $46 thousand; and loan balances with no related allowance recorded of $862 thousand, net of partial charge-offs of $196 thousand. As of December 31, 2015 the fair value of impaired loans consisted of loan balances with an allowance recorded of $2.5 million, net of valuation allowances of $452 thousand and partial charge-offs of $2 thousand; and loan balances with no related allowance recorded of $2.5 million, net of partial charge-offs of $867 thousand.

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

At December 31, 2016 and 2015, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents..................................	$4,761	$4,761	$4,761	$-	$-
Securities available for sale.................................	70,560	70,560	2,995	67,565	-
Securities held to maturity.................................	19,043	19,584	-	19,584	-
Loans receivable, net..........................................	484,913	490,890	-	-	490,890
Restricted stock.................................................	3,257	3,257	-	3,257	-
Accrued interest receivable................................	1,817	1,817	-	1,817	-

Liabilities:
Deposits.............................................................	467,688	467,616	-	467,616	-
Federal Home Loan Bank of Pittsburgh advances	68,164	68,157	-	68,157	-
Subordinated debt..............................................	9,207	9,273	-	9,273	-
Accrued interest payable...................................	510	510	-	510	-

Off-balance sheet credit related instruments:
Commitments to extend credit...........................	-	-	-	-	-

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents.......................................	$ 5,909	$ 5,909	$ 5,909	$ -	$ -
Securities available for sale......................................	94,704	94,704	69	94,635	-
Securities held to maturity......................................	19,886	20,446	-	20,446	-
Loans receivable, net...............................................	406,358	413,187	-	-	413,187
Restricted stock.......................................................	3,368	3,368	-	3,368	-
Accrued interest receivable......................................	1,623	1,623	-	1,623	-

Liabilities:
Deposits..................................................................	408,687	409,029	-	409,029	-
Federal Home Loan Bank of Pittsburgh advances...	74,725	74,654	-	74,654	-
Subordinated debt....................................................	9,201	9,201	-	9,201	-
Accrued interest payable.........................................	450	450	-	450	-

Off-balance sheet credit related instruments:
Commitments to extend credit................................	-	-	-	-	-

Note 19—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents.......................................	$ 243	$ 6,411
Investment in subsidiary..........................................	47,454	45,406
Deferred taxes.............................................................	349	295
Other assets................................................................	32	28
Total assets.............................................................	$ 48,078	$ 52,140

Liabilities and shareholders' equity
Other liabilities............................................................	32	49
Shareholders' equity..................................................	48,046	52,091
Total liabilities and shareholders' equity............	$ 48,078	$ 52,140

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31,
	2016	2015
	(Dollars in thousands)
Dividend income from subsidiary, net of dividends paid by Bank....	$ 407	$ 801
Interest from subsidiary...........................................................................	2	1
Total income.......................................................................................	409	802
Non-interest expenses......................................................................	161	169
Income before taxes and equity in undistributed net income of subsidiary	248	633
Federal income tax benefit........................................................................	(54)	(57)
Income before equity in undistributed net income of subsidiary......	302	690
Equity in undistributed net income of subsidiary................................	1,998	1,422
Net income..........................................................................................	$ 2,300	$ 2,112

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended
	December 31,
	2016	2015
	(Dollars in thousands)
Net income...............................................................................................................................	$2,300	$2,112
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain on securities available for sale...........................................	405	660
Reclassification adjustment for realized gains included in net income......................	(795)	(259)
Tax effect.............................................................................................................................	133	(137)
Net (losses) gains arising during the period..................................................................	(257)	264
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period……………………………………..…….……………………………………	(31)	(34)
Tax effect.............................................................................................................................	10	12
Net unrealized holding losses on securities transferred during the period...............	(21)	(22)
Total other comprehensive (loss) income......................................................................	(278)	242
Total comprehensive income................................................................................................	$2,022	$2,354

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2016	2015
	(Dollars in thousands)
Operating activities:
Net income..............................................................................................................................	$2,300	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary, net of dividends from Bank......	(2,326)	(1,750)
Stock based compensation distribution from Bank.....................................................	328	328
Deferred income tax benefit.............................................................................................	(54)	(57)
Net increase in other assets.............................................................................................	(4)	-
Net increase (decrease) in other liabilities.....................................................................	2	(20)
Net cash provided by operating activities................................................................	246	613
Investing activities:
Common stock repurchase by subsidiary.....................................................................	-	6,000
Net cash provided by investing activities.................................................................	-	6,000
Financing activities:
Redemptions of preferred stock......................................................................................	(6,000)	-
Proceeds from the exercise of common stock options.................................................	12	-
Cash dividends paid on preferred stock........................................................................	(426)	(788)
Net cash used in financing activities.........................................................................	(6,414)	(788)
Net increase (decrease) in cash...................................................................................	(6,168)	5,825
Cash and cash equivalents at beginning of the period...................................................	6,411	586
Cash and cash equivalents at end of period.....................................................................	$243	$6,411

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

(c) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth as to each of the directors, their age, principal occupation and business experience, the period during which they served as a director of First Priority, or an affiliate or predecessor, and other business relationships.  There are no family relationships between any of the listed persons.

Name and Principal Occupation	Age	Director Since	Directorships in Public Cos. and Registered Investment Cos.
David E. Sparks	72	2007	None
Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (1)

Steven A. Ehrlich	55	2013	None
President of First Priority Financial Corp. and President and CEO of First Priority Bank (2)

Irvin Cohen	91	2013	None
Private Investor and former Chairman, CEO and President of Construction Fasteners, Inc. (3)

Burton A. MacLean, Jr.	75	2016	None
Managing Partner of Diversified Search (4)

Jerome I. Marcus	66	2013	None
Private Investor and former Medical Director and CEO of Omega Medical Laboratories (5)

Barry L. Myers	69	2013	None
An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001 (6)

Alan P. Novak	67	2007	None
Attorney, Lamb McErlane PC; President, Novak Strategic Advisors; and Partner, Rooney Novak Group (7)

Frank Sabatucci	57	2013	None
Owner of Sabatucci Wealth Strategies, LLC.
President of North Temple Builders, Inc. (8)

Mel A. Shaftel	73	2007	None
Private Investor (9)

Vincent P. Small, Jr.	73	2007	None
Private Investor and Business Consultant (10)

Patrick M. Smith	61	2015	None
Certified Public Accountant & Partner of Rosenberg, Smith, Cooney and Migliore, P.C. (11)

Christopher E. Spinieo	46	2015	None
Owner and President of Spinieo Incorporated (12)

Michael G. Wade	48	2015	None
Owner, Knight Abstract, Inc. (13)

William L. Wetty	72	2007	None
Private Investor and retired founder and President of A&L Handles, Inc. (14)

(1)

Mr. Sparks has served as a director of First Priority Finance Corp. (“FPFC”) since its formation in 2007, and was the founder and a director of First Priority Bank (the “Bank”) since its inception in 2005.  Mr. Sparks has served as Chairman, President and CEO of FPFC from its inception in 2007.  Mr. Sparks also has served as Chairman and CEO of the Bank from its inception in 2005.  Effective with the merger of FPFC and Affinity Bancorp, Inc. (“ABI”) on February 28, 2013, Mr. Sparks became Chairman and CEO of FPFC and Chairman of the Bank.  Mr. Sparks was the Founder, Chairman and CEO of Millennium Bank from 1998 to 2004.

(2)

Mr. Ehrlich served as Chairman, CEO and President of ABI and Affinity Bank of Pennsylvania (“AB”) since their founding in 2009 and 2002, respectively.  He currently serves as Board President of the Wilson School District in Berks County, Pennsylvania.

(3)

Mr. Cohen was a director of ABI since 2009 and a director of AB since its’ founding in 2002.  He served as Chairman, CEO and President of Construction Fasteners, Inc. until January 2002 when he sold the company.

(4)	Mr. MacLean was appointed to serve as a director of FPFC and the Bank on July 28, 2016. Mr. MacLean has been with Diversified Search, a retained executive search firm, since 1992.
(5)

Dr. Marcus served as a director of ABI and AB since February 1, 2012.  He was the Medical Director and CEO of Omega Medical Laboratories until January 2005, when he sold the business.  Dr. Marcus is on the board of directors of the Berks County Medical Society.

(6)

Mr. B. Myers was a director of ABI since 2009 and a director of AB since its’ founding in 2002.  He served as Chairman, CEO and President of B.L. Myers Bros., Inc. until December 2001 when he sold the company.

(7)

Mr. Novak has been a director of FPFC since its formation in 2007 and a director of the Bank since 2006.  Mr. Novak is an attorney with the law firm of Lamb McErlane PC since November, 2015.  Prior to that, Mr. Novak had been an attorney with the law firm of Conrad O’Brien from 1994.  Mr. Novak has served as President of Novak Strategic Advisors since 2001.  Mr. Novak is also a partner in Rooney Novak Group since 2015.  Mr. Novak was Chairman of the Republican State Committee of Pennsylvania from 1996 to 2005.

(8)

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

(9)

Mr. Shaftel served as a director of FPFC since its formation in 2007 and was a founding director of the Bank at its inception in 2005.  Mr. Shaftel has been a private investor since 2004.  He was Managing Director of Rosetta Group, an investment management and financial advisory firm, from 1998 through 2003 and a member of the board of directors of Millennium Bank from 1998 until 2004.  Mr. Shaftel was a Vice Chairman of Lehman Brothers until his retirement in 1997.

(10)

Mr. Small served as a director of FPFC since its formation in 2007 and was a founding director of the Bank at its inception in 2005.  Mr. Small retired as a partner from PricewaterhouseCoopers in 1999.  He served as a member of the board of directors of Millennium Bank from 2002 to 2004, and as a member of the board of directors of Harleysville National Corporation from 2004 to 2005.

(11)

Mr. Smith has been a partner in the certified public accounting firm of Rosenberg, Smith, Cooney and Migliore, P.C. since 1991.  Mr. Smith has been a director of the Bank since 2008 and previously served as a director of FPFC from March 17, 2009 until the merger of ABI in 2013.  Mr. Smith was re-appointed by the board of directors of FPFC on January 29, 2015.

(12)

Mr. Spinieo served as a director of FPFC and the Bank from February 29, 2008 until the merger with ABI on February 28, 2013.  In 2015 Mr. Spinieo was re-elected to serve as a director of FPFC and the Bank.  Mr. Spinieo is the owner and President of Spinieo Incorporated, specializing in both commercial and residential construction which he founded in 1990.  Mr. Spinieo is also involved in multiple development projects throughout Bucks, Montgomery and Monroe Counties.

(13)

Mr. Wade served as a director of FPFC from March 17, 2009 until the merger with ABI on February 28, 2013.  In 2015, Mr. Wade was re-elected to serve as a director of FPFC.  He has been a director of the Bank since February 29, 2008.  Mr. Wade founded and has operated Knights Abstract, Inc., a title insurance company, since 1995.

(14)

Mr. Wetty served as a director of FPFC since its formation in 2007, and was a founding director of the Bank at its inception in 2005.  Mr. Wetty founded A&L Handles, Inc., Pottstown, Pennsylvania and served as the company’s owner, President and Chief Executive Officer until its sale and his retirement in 2002.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to our named executive officers for the last three fiscal years. The compensation committee establishes the salaries for these executive officers.

	Year	Salary ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation (5) ($)	Total ($)
David E. Sparks,	2016	$275,000	$-	$39,425	$15,177	None	$-	$50,795	$380,397
Chairman, and Chief	2015	268,269	15,613	35,423	12,598	None	-	32,583	364,486
Executive Officer(1)	2014	243,269	-	25,860	14,447	None	-	17,545	301,121
Steven A. Ehrlich,	2016	$230,000	$-	$3,978	$2,845	None	$-	$44,340	$281,163
President(1)(2)	2015	228,654	12,370	1,989	8,168	None	-	45,793	296,974
	2014	225,000	-	-	None	None	-	45,978	270,978
Lawrence E. Donato,	2016	$197,500	$10,000	$23,754	$9,486	None	$-	$14,257	$254,997
Executive Vice President	2015	195,481	10,576	23,308	7,749	None	-	14,146	251,260
and Chief Risk Officer(1)	2014	187,792	-	19,970	8,668	None	-	13,843	230,273
Mary Ann Messmer,	2016	$196,500	$7,500	$21,196	$2,845	None	$-	$16,422	$244,463
Executive Vice	2015	194,750	10,536	21,268	8,476	None	-	16,138	251,168
President(1)	2014	187,792	-	19,231	8,668	None	-	14,404	230,095
Mark J. Myers,	2016	$180,000	$15,000	$24,498	$5,691	None	$-	$12,023	$237,212
Chief Financial	2015	178,250	9,643	21,924	4,850	None	-	11,961	226,628
Officer(1)	2014	171,212	-	17,899	5,779	None	-	11,734	206,624
(1)

Mr. Sparks is also the Chairman of the Bank.  Mr. Ehrlich is also President and Chief Executive Officer of the Bank.  Mr. Donato, age 68, is also Executive Vice President and Chief Operating Officer of the Bank.  Ms. Messmer, age 62, is also Executive Vice President of the Bank.  Mr. M. Myers, age 55, is also Chief Financial Officer of the Bank.

(2)	Mr. Ehrlich’s compensation with the Company is paid under an employment agreement which became effective with the merger. See “Mr. Ehrlich’s Employment Agreement” below.
(3)	The amounts reported represent specific performance awards approved by the compensation committee under the companywide incentive plan.
(4)	The amounts reported in this column reflect the expense, which is amortized through the vesting periods, for awards of restricted stock and stock options granted to the named executive.
(5)

(a) Includes for Mr. Sparks, a car allowance or car lease payments of $9,849 for 2016, $6,567 for 2015 and $7,164 for 2014 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of  the three years; for Mr. M. Myers, a car allowance for business use of his vehicle of $6,000 for each of the three years.  Mr. Ehrlich’s Employment Agreement provides for a car allowance that amounted to $23,683, $25,514 and $25,875 for the years 2016, 2015 and 2014, respectively.  (b) Includes the expense of a club membership used for business generation for Mr. Sparks in the amount of $1,250 for 2016 and 2015, and $1,150 for 2014; for Mr. Ehrlich in the amount of $9,643 for 2016, $9,313 for 2015 and $9,268 for 2014; and Ms. Messmer $1,950 for 2016 and $1,500 for 2015.          (c) The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer in 2016 were $7,298, $7,440, $6,105, $5,580 and $5,893, respectively; and in 2015 were $7,413, $7,400, $6,044, $5,527 and $6,076, respectively, and in 2014 for Messrs., Sparks, Donato and M. Myers and Ms. Messmer were $7,291, $5,816, $5,317 and $5,868, respectively.  (d) The Company reimburses Mr. Sparks a portion of the premium on a life insurance policy held by a life insurance trust that his spouse is the trustee and beneficiary.  The amount reimbursed in 2016 was $30,000 and in 2015 $15,000.   The Company paid the premium on a life insurance policy for Mr. Ehrlich of $1,840 for 2016 and 2015 of which his wife is the beneficiary.

Outstanding Equity Awards at Fiscal Year End – 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David E. Sparks	25,000 0 0	0 60,000(1) 40,000	0 0 0	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	12,500(2)	$61,875	0 0	0 0
Steven A. Ehrlich (5)	6,160 6,378 7,114 8,096 8,341 8,341	0 0 0 0 0 0 7,500	0 0 0 0 0 0 20,000	$11.21 $11.21 $10.19 $9.17 $9.17 $6.33 $5.94	3/1/17 3/1/18 2/27/19 3/1/20 3/1/21 3/1/22 7/1/25	2,600(2)	$12,870	0	0
Lawrence E. Donato	15,000 0	0 45,000(1) 20,000	0 0 5,000	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	50(4) 4,300(2) 100(5)	$266 $21,285 $575	0 0	0 0
Mary Ann Messmer	15,000 0	0 45,000(1) 7,500	0 0 6,000	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	50(3) 2,600(2) 100(5)	$266 $12,870 $575	0 0	0 0
Mark J. Myers	10,000 0	0 40,000(1) 12,500	0 0 2,500	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	50(3) 5,200(2) 100(5)	$266 $25,740 $575	0 0	0 0

________________

(1)

Options granted on December 19, 2013 as part of the restructured change in control arrangements.  See “Restructured Change in Control Arrangements” below. Market value per share of the restricted stock is $4.20 which is based on the tangible book value per share at September 30, 2013.

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

(4)	Mr. Ehrlich’s vested options were originally issued by ABI and became fully vested with the merger of ABI and the Company.
(5)

Participation in a companywide restricted stock grant on February 11, 2016, which vest after three years of continuous employment.  Market value per share of $5.75 is based on the market price per share of the Company’s common stock as of the close of business on February 11, 2016.

Option Exercises and Stock Vested

The named executive officers did not exercise any stock options during the year ended December 31, 2016.

Pension Benefits

The named executive officers participate in the Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan.  In 2015, the Bank’s match for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer was $7,298, $7,440, $6,105, $5,580 and $5,893, respectively.

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

Mr. Ehrlich’s Employment Agreement

As a condition to consummation of the merger of First Priority and ABI, Mr. Ehrlich entered into an employment agreement with First Priority.  The employment agreement provides that Mr. Ehrlich serves as the President of First Priority as well as the President and Chief Executive Officer of the Bank.  The agreement has a term of three years that is automatically renewed on each anniversary date of the agreement for an additional year unless either party gives notice to the other of non-renewal at least 60 days prior to such anniversary date.  The agreement provides Mr. Ehrlich with a base salary of $230,000, as adjusted effective April 1, 2013 by the ABI board of directors, and benefits commensurate with other First Priority executive officers, including health insurance, five weeks of vacation, use of a company vehicle, supplemental life insurance and disability coverage, among other things.  Under the agreement, Mr. Ehrlich’s employment can be terminated for “cause” as defined in the agreement.

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

Compensation of Directors

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2016.

Name	Fees Earned Or Paid In Cash ($)(1)	Stock Awards ($)	Option Awards (1)	All Other Compensation ($)	Total
Irvin Cohen	$5,000	$8,805	−	−	$13,805
Burton A. MacLean, Jr.	$5,000	$8,730	−	−	$13,730
Jerome I. Marcus	$5,000	$8,805	−	−	$13,805
Barry L. Myers	$5,000	$8,805	−	−	$13,805
Alan P. Novak	$5,000	$8,805	−	−	$13,805
Frank Sabatucci	$5,000	$8,805	−	−	$13,805
Mel A. Shaftel	$5,000	$8,805	−	−	$13,805
Vincent P. Small Jr.	$5,000	$8,805	−	−	$13,805
Patrick M. Smith	$5,000	$8,805	−	−	$13,805
Christopher E. Spinieo	$5,000	$8,805	−	−	$13,805
Michael G. Wade	$5,000	$8,805	−	−	$13,805
William L. Wetty	$5,000	$8,805	−	−	$13,805

_______________________

(1)

For their service on the First Priority board of directors from the date of the 2016 annual shareholders’ meeting to the 2017 annual shareholders’ meeting, all non-employee directors of the Company were compensated with a retainer fee of $5,000 and 1,500 shares of restricted common stock of the Company, which vest after three years of service and were valued at $5.87 per share, the market value of the Company’s common stock at close of business on June 30, 2016.  Mr. MacLean, who was elected to the Board on July 28, 2016, was compensated under the same terms as described above and his stock award was valued at $5.82 per share, the market value of the Company’s common stock at the close of business on July 28, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 10, 2017, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing below (the “named executive officers”).  The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent Beneficial Ownership (1)
Irvin Cohen	114,336		1.75%
Lawrence E. Donato	180,842	(3)(6)(7)	2.76%
Steven A. Ehrlich	137,171	(5)(7)	2.08%
Burton A. MacLean, Jr.	5,000		*
Jerome I. Marcus	168,854		2.58%
Mary Ann Messmer	43,504	(3)(6)(7)	*
Barry L. Myers	30,476		*
Mark J. Myers	36,768	(6)(7)	*
Alan P. Novak	24,673	(2)(6)(8)	*
Frank Sabatucci	60,531		*
Mel A. Shaftel	151,818	(2)(3)(6)(8)	2.32%
Vincent P. Small, Jr.	88,251	(2)(6)(8)	1.35%
Patrick M. Smith	22,289	(3)(4)(6)(8)	*
David E. Sparks	300,737	(3)(6)(7)	4.58%
Christopher E. Spinieo	48,205	(3)(4)(6)(8)	*
Michael G. Wade	21,789	(3)(4)(6)(8)	*
William L. Wetty	133,392	(2)(3)(6)(8)	2.04%
All present and nominee directors and named executive officers as a group (17 persons)	1,568,636		23.42%

______________________________

* Less than 1%

(1)

Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.  Also includes shares the holder has the right to acquire within sixty (60) days of March 10, 2017, and therefore amounts shown include options to acquire First Priority common stock that are exercisable on or before May 9, 2017.  As of the date of this proxy statement, the number of shares represented by vested options which have been granted to all directors and named executive officers as a group totaled 156,470.

(2)

Includes a total of 1,000 options granted on December 11, 2008 to each non-employee director at an exercise price of $10.25 per share, which vested in full four years from the date of grant and will terminate ten years from the date of grant.

(3)

Mr. Donato’s beneficial ownership includes 82,671 shares of common stock owned jointly with his wife and 17,933 shares of common stock owned by his adult children with respect to which Mr. Donato does not exercise voting or investment power.

Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock held jointly with her husband.
Mr. Shaftel’s beneficial ownership includes 53,935 shares of common stock owned by trusts in which Mr. Shaftel shares voting and investment power.
Mr. Smith’s beneficial ownership includes 5,000 shares of common stock held jointly with his wife.

Mr. Sparks’ beneficial ownership includes 75,200 shares of common stock owned by his wife; 1,750 shares of common stock owned by his adult children with respect to which Mr. Sparks does not exercise voting and investment power; and 11,671 shares of common stock in a family trust which Mr. Sparks exercises shared voting and investment power with his wife and adult children.

Mr. Spinieo’s beneficial ownership includes 2,662 shares of common stock held in the name of his wife.
Mr. Wade’s beneficial ownership includes 10,000 shares of common stock held jointly with his wife.

Mr. Wetty’s beneficial ownership includes 123,642 shares of common stock owned jointly with his wife and 250 shares of common stock owned by his adult child with respect to which Mr. Wetty does not exercise voting or investment power.

(4)

Beneficial ownership for Mr. Smith, Mr. Spinieo, and Mr. Wade includes 2,500, 10,000 and 2,500, respectively, vested options with an exercise price of $10.00 per share that expire October 18, 2017, issued to former directors of Prestige Community Bank as a grant for their contribution to Prestige Community Bank’s at-risk organizing capital.

(5)

The number of shares beneficially owned includes 38,270 options issued to Mr. Ehrlich as former CEO of ABI which became fully vested upon the change of control effective with the merger of ABI into First Priority and 42,696 shares of common stock held in the estate of his parents of which Mr. Ehrlich shares voting and investment power with his siblings.

(6)

Includes the following number of options which were granted May 6, 2011, at an exercise price of $5.58 and are fully vested:  Mr. Sparks – 25,000 options; Mr. Donato – 15,000 options; Ms. Messmer – 15,000 options; Mr. M. Myers – 10,000 options; Mr. Novak – 1,000 options; Mr. Shaftel – 5,500 options; Mr. Small – 5,500 options; Mr. Smith – 2,000 options; Mr. Wetty – 2,000 options; Mr. Spinieo – 1,000 options; and Mr. Wade – 1,000 options.

(7)

Includes the following number of shares of restricted stock granted on July 1, 2015, pursuant to the Company’s Stock Compensation Program: Mr. Sparks – 12,500 shares; Mr. Ehrlich – 2,600 shares; Mr. Donato – 4,300 shares; Ms. Messmer – 2,600 shares; and Mr. M. Myers – 5,200 shares.  The restricted shares vest on the earlier to occur of: four years of continued employment; the mutually agreed retirement of the executive after the age of 66; or a change in control of the Company.  The individuals exercise voting power over the restricted shares, but do not have investment power until the restriction is removed.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Parties

Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with the Bank in the ordinary course of business during the fiscal year ended December 31, 2016.  Similar transactions may be expected to take place in the future.  Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features.  It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.  The aggregate extensions of credit to all such persons, as a group, totaled $8,315,000 with loans outstanding of $5,466,000 at December 31, 2016.

Board and Board Committees

The board of directors held eleven (11) meetings in 2016.  The board of directors maintains an audit and governance committee, a compensation committee, a nominating committee and a strategic finance committee.

The membership of the compensation committee consists of Messrs. Novak (Chairman), MacLean, Marcus, B. Myers, Shaftel, Small and Spinieo and the committee met three (3) times in 2016.  Each member of the Compensation Committee is “independent” as determined under NASDAQ listing standards and SEC rules.  In determining the independence of members of the Compensation Committee, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including (i) the source of the directors’ compensation, including any consulting, advisory or other compensation fees; and (ii) any affiliate relationship between the director and the Company or any of its subsidiaries.  The compensation committee operates under a written charter.

The nominating committee consists of Messrs. Wetty (Chairman), Marcus, Novak, Small, Smith, Spinieo and Wade and met twice during 2016.  Each member of the nominating committee is “independent” as determined under NASDAQ listing standards.  The nominating committee operates under a written charter.  The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to, diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time.  The committee has adopted and the board of directors has approved a policy that disallows a person from standing for election to the board of directors once they have reached the age of 76.  The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process.  The nominating committee considers potential candidates recommended by its members, management and others, including shareholders.  The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.   Messrs. Sparks and Ehrlich serve as ex-officio members of the nominating committee.

The audit and governance committee consists of Messrs. Small (Chairman), Cohen, Marcus, Sabatucci, Shaftel and Smith and met eight times during 2016.  Each member of the audit and governance committee is “independent” under NASDAQ listing standards and SEC rules.  The audit and governance committee operates under a written charter.  Messrs. Small and Smith have been designated the “audit and governance committee financial experts,” and meet the qualifications to serve as such under the NASDAQ listing standards.  The audit and governance committee is responsible for selecting the Company’s independent registered public accounting firm and reviewing their reports and the reports of the Bank’s internal auditors.

The strategic finance committee consists of Messrs. Shaftel (Chairman), Cohen, B. Myers, Sabatucci, Small, Smith and Sparks.  The committee does not operate under a written charter.  The committee’s responsibility is to evaluate capital structure and financing opportunities, capital market activities and strategic opportunities which may be identified by the Company.  Messrs. Donato and Ehrlich serve as ex-officio members of the strategic finance committee

During 2016, all directors attended at least 75% of the aggregate number of board and committee meetings to which they are members.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank.  Also, during 2016, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for the fiscal years ended December 31, 2016 and December 31, 2015.

December 31, 2016
Audit Fees	$131,100
Audit-Related Fees	$—
Tax Fees	$17,700
All Other Fees	$—
Total Fees	$148,800

December 31, 2015
Audit Fees	$123,500
Audit-Related Fees	$—
Tax Fees	$14,500
All Other Fees	$—
Total Fees	$138,000

Audit fees include audit fees related to the audit of the Company’s annual consolidated financial statements, quarterly reviews and related expenses and for the year ended December 31, 2106 audit fees related to the filing of the S-8 registration statement for up to 1,308,000 shares of common stock offered through the Company’s Stock Compensation Plan.  Tax fees include the preparation of the Company’s tax return.  All fees paid to BDO USA, LLP were pre-approved by the audit and governance committee.

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

10.1*

Form of First Priority Bank Severance Plan (incorporated by reference to Exhibit 10.1 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014)

10.2*

Employment Agreement between First Priority Financial Corp. and Steven A. Ehrlich (incorporated by reference to Exhibit 10.2 to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on January 25, 2013)

10.3*

First Priority Financial Corp. Stock Compensation Program (incorporated by reference to Exhibit 10.3 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015)

11.1	Statements re-computation of per share earnings (see Note 3 to First Priority’s Audited Consolidated Financial Statements filed herewith)

21.1

Subsidiaries of First Priority Financial Corp. (incorporated by reference to Exhibit 21.1 to First Priority’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014)

23.1	Consent of Independent Registered Public Accounting Firm

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

101

The following financial information from First Priority Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015, (v) Cash Flows for the years ended December 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

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

First Priority Financial Corp.

March 23, 2017	By: /s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks	Chairman and Chief Executive Officer	March 23, 2017
David E. Sparks	(Principal Executive Officer) and Director

/s/ Mark J. Myers	Chief Financial Officer (Principal	March 23, 2017
Mark J. Myers	Financial and Accounting Officer)

/s/ Steven A. Ehrlich	President and Director	March 23, 2017
Steven A. Ehrlich

/s/ Irvin Cohen	Director	March 23, 2017
Irvin Cohen

/s/ Burton A. MacLean, Jr.	Director	March 23, 2017
Burton A. MacLean, Jr.

/s/ Jerome I. Marcus	Director	March 23, 2017
Jerome I. Marcus

/s/ Barry L. Myers	Director	March 23, 2017
Barry L. Myers

/s/ Alan P. Novak	Director	March 23, 2017
Alan P. Novak

/s/ Frank Sabatucci	Director	March 23, 2017
Frank Sabatucci

/s/ Mel A. Shaftel	Director	March 23, 2017
Mel A. Shaftel

/s/ Vincent P. Small Jr.	Director	March 23, 2017
Vincent P. Small Jr.

/s/ Patrick M. Smith	Director	March 23, 2017
Patrick M. Smith

/s/ Christopher E. Spinieo	Director	March 23, 2017
Christopher E. Spinieo

/s/ Michael G. Wade	Director	March 23, 2017
Michael G. Wade

/s/ William L. Wetty	Director	March 23, 2017
William L. Wetty