Form 10-Q
period 2017-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2017-05-12
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 9, 2017
Common Stock, $1.00 Par Value	6,540,519 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$5,350	$2,790
Interest-bearing deposits in banks	39,256	1,971
Total cash and cash equivalents	44,606	4,761
Securities available for sale, at fair value (amortized cost: $36,684 and $70,635, respectively)	36,780	70,560
Securities held to maturity, at amortized cost (fair value: $19,495 and $19,584, respectively)	18,923	19,043
Loans receivable	487,781	488,243
Less: allowance for loan losses	3,332	3,330
Net loans	484,449	484,913
Restricted investments in bank stocks	3,505	3,257
Premises and equipment, net	1,701	1,755
Bank owned life insurance	3,273	3,256
Accrued interest receivable	1,760	1,817
Other real estate owned	662	1,486
Deferred taxes	2,302	2,697
Goodwill	2,725	2,725
Intangible assets with finite lives, net	217	235
Other assets	1,694	1,290
Total Assets	$602,597	$597,795
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$61,294	$54,817
Interest-bearing	406,677	412,871
Total deposits	467,971	467,688
Federal Home Loan Bank of Pittsburgh advances	74,364	68,164
Subordinated debt	9,213	9,207
Accrued interest payable	594	510
Other liabilities	1,539	4,180
Total Liabilities	553,681	549,749
Shareholders’ Equity:
Preferred stock, Series C, 9%, $100 par value; authorized 10,000,000 shares:
liquidation value: $1,000 per share, 3,404 shares issued and outstanding;
liquidation value: $3,404 as of each date presented.	3,404	3,404
Common stock, $1 par value; authorized 20,000,000 shares
issued and outstanding: 2017: 6,540,919; 2016: 6,529,719	6,541	6,530
Surplus	40,673	40,629
Accumulated deficit	(1,770)	(2,475)
Accumulated other comprehensive income (loss)	68	(42)
Total Shareholders’ Equity	48,916	48,046
Total Liabilities and Shareholders’ Equity	$602,597	$597,795

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2017	2016
Interest and Dividend Income
Loans receivable, including fees	$5,293	$4,560
Securities—taxable	268	301
Securities—exempt from federal taxes	137	147
Interest bearing deposits and other	42	28
Total Interest and Dividend Income	5,740	5,036
Interest Expense
Deposits	1,000	848
Short-term borrowings	58	25
Long-term debt	35	41
Subordinated debt	172	172
Total Interest Expense	1,265	1,086
Net Interest Income	4,475	3,950
Provision for Loan Losses	10	110
Net Interest Income after Provision for Loan Losses	4,465	3,840
Non-Interest Income
Wealth management fee income	39	69
Gains on sales of investment securities	25	235
Bank owned life insurance income	18	20
Other	96	85
Total Non-Interest Income	178	409
Non-Interest Expenses
Salaries and employee benefits	2,026	1,981
Occupancy and equipment	455	543
Data processing equipment and operations	228	217
Professional fees	172	136
Marketing, advertising, and business development	40	44
FDIC insurance assessments	146	57
Pennsylvania bank shares tax expense	90	83
Other real estate owned	32	85
Other	309	331
Total Non-Interest Expenses	3,498	3,477
Income before Income Tax Expense	1,145	772
Income Tax Expense	363	241
Net Income	$782	$531
Preferred dividends	77	177
Income to Common Shareholders	$705	$354
Income per common share:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05
Weighted average common shares outstanding:
Basic	6,534	6,496
Diluted	6,705	6,529

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended March 31,
	2017	2016
Net income	$782	$531
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale	196	535
Reclassification adjustment for realized gains included in net income	(25)	(235)
Tax effect	(58)	(102)
Net unrealized gain arising during the period	113	198
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(5)	(15)
Tax effect	2	5
Net unrealized holding losses on securities transferred during the period	(3)	(10)
Total other comprehensive income	110	188
Total comprehensive income	$892	$719

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2017 and 2016

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(177)	—	(177)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 9,150 shares of restricted common stock, net of forfeitures	—	9	(9)	—	—	—
Net Income	—	—	—	531	—	531
Other comprehensive income	—	—	—	—	188	188
Stock based compensation expense	—	—	93	—	—	93
Balance—March 31, 2016	$3,404	$6,501	$40,411	$(4,014)	$424	$46,726
Balance – December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046
Preferred stock dividends	—	—	—	(77)	—	(77)
Issuance of 11,200 shares of restricted common stock, net of forfeitures	—	11	(11)	—	—	—
Net income	—	—	—	782	—	782
Other comprehensive income	—	—	—	—	110	110
Stock based compensation expense	—	—	55	—	—	55
Balance—March 31, 2017	$3,404	$6,541	$40,673	$(1,770)	$68	$48,916

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$782	$531
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	10	110
Write down of other real estate owned	11	—
Depreciation and amortization of premises and equipment	69	84
Net amortization	97	45
Stock based compensation expense	55	93
Net amortization of investment securities premiums and discounts	34	47
Net gain on sale of investment securities	(25)	(235)
Net gain on sale of other real estate owned	(47)	—
Net loss on disposal of premises and equipment	1	28
Bank owned life insurance policy income	(18)	(20)
Deferred income tax expense	338	206
Decrease in accrued interest receivable	57	68
Increase in other assets	(404)	(6)
Decrease in accrued interest payable	84	46
Decrease in other liabilities	(2,641)	(370)
Net Cash (Used in) Provided by Operating Activities	(1,597)	627
Cash Flows from Investing Activities
Net repayments in loans	376	136
Purchases of securities available for sale	(7,176)	—
(Purchase) Redemption of restricted stock	(248)	1,121
Proceeds from maturities or calls of securities available for sale	40,703	51,781
Proceeds from maturities or calls of securities held to maturity	95	410
Proceeds from the sale of securities available for sale	436	4,063
Proceeds from the sale of other real estate owned	860	—
Purchases of premises and equipment	(16)	(26)
Net Cash Provided by Investing Activities	35,030	57,485
Cash Flows from Financing Activities
Net increase in deposits	289	727
Net (decrease) increase in short-term borrowings	6,200	(29,850)
Redemption of preferred stock	—	(6,000)
Payments regarding subordinance debt issuance costs	—	(16)
Cash dividends paid on preferred stock	(77)	(196)
Net Cash Provided by (Used in) Financing Activities	6,412	(35,335)
Net Increase in Cash and Cash Equivalents	39,845	22,777
Cash and Cash Equivalents—Beginning	4,761	5,909
Cash and Cash Equivalents—Ending	$44,606	$28,686
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchases	$321	$—
Transfer of loans receivable to other real estate owned	$—	$342
Cash paid for interest on deposits and borrowings	$1,187	$1,072
Cash paid for income taxes	$25	$35

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

First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities. As of March 31, 2017, First Priority had total assets of $602.6 million and total shareholders’ equity of $48.9 million.

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

These statements are prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2017. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Subsequent Events

Management has evaluated events and transactions occurring subsequent to March 31, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of March 31, 2017 there were three remaining acquired purchased credit impaired loans with a net recorded balance of $214 thousand, after a non-accretable credit discount of $362 thousand.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment. As of March 31, 2017, the net recorded balance of acquired loans resulting from the Affinity merger totaled $14.2 million.

The Company also purchased portfolios of performing residential mortgage loans in 2014 through 2016, all of which and were underwritten using similar underwriting standards as it uses for its organic portfolio.  In August 2016, the Company purchased performing commercial loans from within the Bank’s market area.  All acquisition premiums from the purchased loans will be recognized into interest income over the remaining life of the loans.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both March 31, 2017 and December 31, 2016, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement where Net Income is Presented
	For the three months ended March 31,
	2017	2016
	(Dollars in thousands)
Sale of investment securities available for sale	$(25)	$(235)	Gains on sale of investment securities
Amortization of unrealized holding losses on securities transferred from available for sale to held to maturity	(5)	(15)	Interest and Dividend Income on taxable securities
Tax effect	10	85	Income Tax Expense
Total reclassification	$(20)	$(165)

Accumulated other comprehensive income as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized gain (losses) on available for sale securities	$64	$(50)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	4	8
Total	$68	$(42)

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles ─ Goodwill and Other (Topic 350).”  This update intends to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. For public business entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted.  The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 161,529 shares as of March 31, 2017 and 463,560 shares as of March 31, 2016.

The calculations of basic and diluted earnings per common share are presented below for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	(In thousands, except per share information)
	2017	2016
Net income	$782	$531
Less: preferred stock dividends	(77)	(177)
Income to common shareholders	$705	$354
Average basic common shares outstanding	6,534	6,496
Effect of dilutive stock options	171	33
Average number of common shares used to calculate diluted earnings per common share	6,705	6,529
Basic earnings per common share	$0.11	$0.05
Diluted earnings per common share	$0.11	$0.05

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$—	$77
Preferred Series B	—	4
Preferred Series C	77	96
Total preferred dividends	$77	$177

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $7 thousand as of March 31, 2017 and $12 thousand as of December 31, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$5,987	$5	$(7)	$5,985
Obligations of states and political subdivisions	10,330	117	(14)	10,433
Federal agency mortgage-backed securities	18,146	52	(122)	18,076
Federal agency collateralized mortgage obligations	162	—	(1)	161
Other debt securities	1,500	66	—	1,566
Money market mutual fund	559	—	—	559
Total investment securities available for sale	$36,684	$240	$(144)	$36,780
Held To Maturity:
Obligations of states and political subdivisions	$18,441	$587	$(43)	$18,985
Other debt securities	482	28	—	510
Total investment securities held to maturity	$18,923	$615	$(43)	$19,495

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$45,984	$8	$(5)	$45,987
Obligations of states and political subdivisions	6,103	46	(10)	6,139
Federal agency mortgage-backed securities	13,863	33	(176)	13,720
Federal agency collateralized mortgage obligations	190	—	(1)	189
Other debt securities	1,500	30	—	1,530
Money market mutual fund	2,995	—	—	2,995
Total investment securities available for sale	$70,635	$117	$(192)	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,561	$561	$(33)	$19,089
Other debt securities	482	13	-	495
Total investment securities held to maturity	$19,043	$574	$(33)	$19,584

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2017 and December 31, 2016.

	As of March 31, 2017
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,984	$(7)	4	$—	$—	—	$3,984	$(7)	4
Obligations of states and political subdivisions	933	(6)	2	868	(8)	1	1,801	(14)	3
Federal agency mortgage-backed securities	13,037	(121)	9	39	(1)	1	13,076	(122)	10
Federal agency collateralized mortgage obligations	161	(1)	2	—	—	—	161	(1)	2
Total Available for Sale	$18,115	$(135)	17	$907	$(9)	2	$19,022	$(144)	19
Held to Maturity:
Obligations of states and political subdivisions	$2,494	$(43)	7	$—	$—	—	$2,494	$(43)	7
Total Held to Maturity	$2,494	$(43)	7	$—	$—	—	$2,494	$(43)	7

	As of December 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,984	$(5)	4	$—	$—	—	$3,984	$(5)	4
Obligations of states and political subdivisions	—	—	—	872	(10)	1	872	(10)	1
Federal agency mortgage-backed securities	10,667	(175)	11	39	(1)	1	10,706	(176)	12
Federal agency collateralized mortgage obligations	159	(1)	1	—	—	—	159	(1)	1
Total Available for Sale	$14,810	$(181)	16	$911	$(11)	2	$15,721	$(192)	18
Held to Maturity:
Obligations of states and political subdivisions	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7
Total Held to Maturity	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7

As of March 31, 2017, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of March 31, 2017 represents other than temporary impairment.

For the three months ended March 31, 2017 there were realized gains of $25 thousand.  For the three months ended March 31, 2016 there were realized gains of $235 thousand.

Securities totaling $52.8 million and $42.0 million were pledged at March 31, 2017 and December 31, 2016, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $40 thousand at both March 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of securities as of March 31, 2017 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2017		March 31, 2017
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,863	6,853	705	699
Due after five years through ten years	1,500	1,566	1,076	1,099
Due after ten years	9,454	9,565	17,142	17,697
	17,817	17,984	18,923	19,495
Federal agency collateralized mortgage obligations	162	161	—	—
Federal agency mortgage-backed securities	18,146	18,076	—	—
Money market mutual fund	559	559	—	—
Total	$36,684	$36,780	$18,923	$19,495

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial:
Commercial and industrial	$90,986	$89,625
Commercial mortgage	225,663	223,315
Commercial construction	23,913	22,408
Total commercial	340,562	335,348
Residential mortgage loans	111,014	110,538
Consumer:
Home equity lines of credit	21,740	24,669
Other consumer loans	14,398	17,514
Total consumer	36,138	42,183
Total loans	487,714	488,069
Allowance for loan losses	(3,332)	(3,330)
Net deferred loan cost	67	174
Total loans receivable, net	$484,449	$484,913

In August, 2016, the Company increased its loans outstanding through the acquisition of $64.6 million, including acquisition premiums of $197 thousand, of various types of performing commercial loans within the Bank’s market area.  Additionally, in June, 2016, the Company purchased $12.7 million, including acquisition premiums of $280 thousand, of performing residential real estate loans; all of which were underwritten using similar standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$647	$—	$—	$11	$658
Commercial mortgage	1,051	—	—	57	1,108
Commercial construction	113	—	—	12	125
Residential mortgage loans	452	—	—	(2)	450
Home equity lines of credit	188	—	—	(23)	165
Other consumer loans	97	(24)	16	—	89
Unallocated	782	—	—	(45)	737
Total loans	$3,330	$(24)	$16	$10	$3,332

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

The following tables present the balance in the allowance for loan losses at March 31, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2017
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$658	$—	$658	$90,986	$701	$90,285
Commercial mortgage	1,108	—	1,108	225,663	6	225,657
Commercial construction	125	—	125	23,913	—	23,913
Residential mortgage loans	450	47	403	111,014	637	110,377
Home equity lines of credit	165	—	165	21,740	—	21,740
Other consumer loans	89	—	89	14,398	4	14,394
Unallocated	737	—	737	—	—	—
Total loans	$3,332	$47	$3,285	$487,714	$1,348	$486,366

	December 31, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$647	$—	$647	$89,625	$705	$88,920
Commercial mortgage	1,051	—	1,051	223,315	6	223,309
Commercial construction	113	—	113	22,408	—	22,408
Residential mortgage loans	452	47	405	110,538	637	109,901
Home equity lines of credit	188	—	188	24,669	14	24,655
Other consumer loans	97	—	97	17,514	51	17,463
Unallocated	782	—	782	—	—	—
Total loans	$3,330	$47	$3,283	$488,069	$1,413	$486,656

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2017 and December 31, 2016 as well as for the three month periods ended March 31, 2017 and 2016, respectively:

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$701	$1,267	$—	$705	$1,268	$—
Commercial mortgage	6	57	—	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	4	4	—	51	80	—
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	47	637	637	47
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$701	$1,267	$—	$705	$1,268	$—
Commercial mortgage	6	57	—	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	47	637	637	47
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	4	4	—	51	80	—
Total	$1,348	$1,965	$47	$1,413	$2,058	$47

	Three months ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$703	$—	$975	$—
Commercial mortgage	6	—	1,447	14
Commercial construction	—	—	—	—
Residential mortgage loans	—	—	31	—
Home equity lines of credit	—	—	96	1
Other consumer loans	4	—	181	2
With an allowance recorded:
Commercial and industrial	$—	$—	$1,103	$2
Commercial mortgage	—	—	514	3
Commercial construction	—	—	—	—
Residential mortgage loans	637	6	637	6
Home equity lines of credit	—	—	—	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$703	$—	$2,078	$2
Commercial mortgage	6	—	1,961	17
Commercial construction	—	—	—	—
Residential mortgage loans	637	6	668	6
Home equity lines of credit	—	—	96	1
Other consumer loans	4	—	181	2
Total	$1,350	$6	$4,984	$28

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$701	$705
Commercial mortgage	6	6
Home equity lines of credit	—	14
Other consumer loans	4	51
Total loans	$711	$776

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $19 thousand and $32 thousand for the three months ended March 31, 2017 and 2016, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$89,872	$—	$1,114	$—	$90,986
Commercial mortgage	224,026	—	1,637	—	225,663
Commercial construction	23,913	—	—	—	23,913
Residential mortgage loans	111,014	—	—	—	111,014
Consumer:
Home equity lines of credit	21,740	—	—	—	21,740
Other consumer loans	14,394	—	4	—	14,398
Total	$484,959	$—	$2,755	$—	$487,714

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,503	$—	$1,122	$—	$89,625
Commercial mortgage	221,544	—	1,771	—	223,315
Commercial construction	22,408	—	—	—	22,408
Residential mortgage loans	110,538	—	—	—	110,538
Consumer:
Home equity lines of credit	24,655	—	14	—	24,669
Other consumer loans	17,463	—	51	—	17,514
Total	$485,111	$-	$2,958	$—	$488,069

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$58	$41	$632	$731	$90,255	$90,986
Commercial mortgage	—	—	6	6	225,657	225,663
Commercial construction	—	—	—	—	23,913	23,913
Residential mortgage loans	—	366	—	366	110,648	111,014
Consumer:				—
Home equity lines of credit	—	—	—	—	21,740	21,740
Other consumer loans	13	—	4	17	14,381	14,398
Total	$71	$407	$642	$1,120	$486,594	$487,714

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$293	$60	$632	$985	$88,640	$89,625
Commercial mortgage	—	—	6	6	223,309	223,315
Commercial construction	—	—	—	—	22,408	22,408
Residential mortgage loans	—	104	—	104	110,434	110,538
Consumer:
Home equity lines of credit	—	—	—	—	24,669	24,669
Other consumer loans	17	—	4	21	17,493	17,514
Total	$310	$164	$642	$1,116	$486,953	$488,069

As of March 31, 2017 and December 31, 2016, there were no loans 90 days past due and still accruing interest.

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

The following tables summarize the balance of outstanding TDR’s at March 31, 2017 and December 31, 2016:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
March 31, 2017
Residential mortgage loans	1	$637	—	$637
Total	1	$637	$—	$637

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2016
Residential mortgage loans	1	$637	—	$637
Home equity lines of credit	1	—	14	14
Other consumer loans	1	—	20	20
Total	3	$637	$34	$671

As of March 31, 2017 and December 31, 2016 there were no TDR’s which were subsequently in default and there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

For the three months ended March 31, 2017 and March 31, 2016, and also for the year ended December 31, 2016 there were no new TDR’s entered into.

The carrying amount of foreclosed residential real estate properties held was $568 thousand as of March 31, 2017.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2017.

Note 6—Deposits

The components of deposits at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Demand, non-interest bearing	$61,294	$54,817
Demand, interest-bearing	51,118	57,168
Money market and savings accounts	112,078	113,655
Time, $100 and over	59,040	45,311
Time, other	184,441	196,737
	$467,971	$467,688

Included in time, other at March 31, 2017 and December 31, 2016 are brokered deposits of $117.0 million and $138.8 million, respectively.

As of March 31, 2017 and December 31, 2016 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $12.1 million and $8.0 million, respectively.

At March 31, 2017, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
3/31/2018	$119,369
3/31/2019	69,023
3/31/2020	25,575
3/31/2021	12,437
3/31/2022	17,037
Thereafter	40
$243,481

Note 7—Shareholders’ Equity

The Company amended its articles of incorporation, effective May 4, 2016, to increase the number of authorized shares of its common stock, $1.00 par value, from 10,000,000 shares to 20,000,000 shares.  The amendment was approved by shareholders at the 2016 annual meeting of shareholders held on May 3, 2016.

As of both March 31, 2017 and December 31, 2016 the Company had 3,404 shares of 9%, fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock are outstanding as of March 31, 2017.

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

A summary of the Stock Option Plan is presented below as of March 31, 2017:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	955,060	$6.35
Forfeited/cancelled during period	2,500	5.94
Expired	7,190	11.21
Outstanding at end of period (1)	945,370	6.31
Exercisable at end of period (1)	347,370	$7.67

(1)

Included in options outstanding and exercisable at March 31, 2017 are 100,000 organizer options, with an exercise price of $10.00 per share and an expiration date of October 18, 2017, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at March 31, 2017 and December 31, 2016 were 5.63 years and 2.79 years, respectively, and 5.84 years and 2.98 years, respectively. The aggregate intrinsic value of all outstanding stock options based on the closing price was $1.9 million as of March 31, 2017, including $438 thousand related to currently exercisable options, and $705 thousand as of December 31, 2016, including $150 thousand related to exercisable options.

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement with Affinity dated February 28, 2013, each Affinity option became fully vested and was exchanged for a grant of 0.9813 First Priority options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of March 31, 2017, 38,270 of these options remain outstanding with an average exercise price of $9.08 and a remaining contractual term of 3.04 years.

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

As of March 31, 2017, there was $206 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.38 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 55,000 performance options have been cancelled to date, leaving 44,000 outstanding as of March 31, 2017.  These non-vested options may be further adjusted in the future.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of March 31, 2017, there was $378 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through June 28, 2020.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2017:

Shares
Outstanding unvested shares at beginning of period	89,450
Shares Granted during period	11,500
Shares Forfeited/cancelled during the period	(300)
Vested Shares during this period	─
Outstanding unvested shares at end of period	100,650

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

At March 31, 2017 and December 31, 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $107.8 million and $98.2 million, respectively. In addition, as of each of these dates, there were $982 thousand and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding, at each respective date, issued on behalf of the Bank’s customers.

As of March 31, 2017 and December 31, 2016, the Company also had deposit letters of credit totaling $16.0 million at each respective date, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within the Bank’s portfolio.

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

Under the revised capital guidelines, the Bank’s minimum capital to risk-adjusted assets requirements consist of a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”); a tier 1 capital ratio of 6.0%, (8.0% to be considered “well capitalized”); and a total capital ratio of 8.0% (10.0% to be considered “well capitalized”).  The Bank must also maintain a minimum Tier 1 leverage ratio of at least 4.0% (5.0% to be considered “well capitalized”).

Under these rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements is being phased in over a three-year period beginning January 1, 2016 and was 0.625% in 2016 and is 1.25% during 2017.  The capital buffer requirement, on a fully phased-in basis as of January 1, 2019, effectively raises the minimum required common equity Tier 1 capital ratio to 7.0% (5.125% in 2016 and 5.75% in 2017), the Tier 1 capital ratio to 8.5% (6.625% in 2016 and 7.25% in 2017), and the total capital ratio to 10.5% (8.625% in 2016 and 9.25% in 2017).

The Bank’s capital amounts (dollars in thousands) and ratios at March 31, 2017 and December 31, 2016 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2017
Total capital (to risk-weighted assets)	$57,053	12.23%		$37,309	>8.0%	$	>46,637	>10.0%
Tier 1 capital (to risk-weighted assets)	44,473	9.54		>27,982	>6.0		>37,309	>8.0
Tier 1 common equity capital (to risk-weighted assets)	44,473	9.54		>20,987	>4.5		>30,314	>6.5
Tier 1 capital (to total assets)	44,473	7.92		>22,451	>4.0		>28,063	>5.0
December 31, 2016
Total capital (to risk-weighted assets)	$55,900	12.07%	$	>37,064	>8.0%	$	>46,330	>10.0%
Tier 1 capital (to risk-weighted assets)	43,328	9.35		>27,798	>6.0		>37,064	>8.0
Tier 1 common equity capital (to risk-weighted assets)	43,328	9.35		>20,848	>4.5		>30,114	>6.5
Tier 1 capital (to total assets)	43,328	7.87		>22,023	>4.0		>27,528	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2017:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$5,985	$—	$5,985	$—
Obligations of states and political subdivisions	10,433	—	10,433	—
Federal agency mortgage-backed securities	18,076	—	18,076	—
Federal agency collateralized mortgage obligations	161	—	161	—
Other debt securities	1,566	—	1,566	—
Money market mutual fund	559	559	—	—
Total assets measured at fair value on a recurring basis	$36,780	$559	$36,221	$—
As of December 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$45,987	$—	$45,987	$—
Obligations of states and political subdivisions	6,139	—	6,139	—
Federal agency mortgage-backed securities	13,720	—	13,720	—
Federal agency collateralized mortgage obligations	189	—	189	—
Other debt securities	1,530	—	1,530	—
Money market mutual fund	2,995	2,995	—	—
Total assets measured at fair value on a recurring basis	$70,560	$2,995	$67,565	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2017:
Impaired loans	$1,222	$—	$—	$1,222
Other real estate owned	10	—	—	10
Total assets measured at fair value on a nonrecurring basis	$1,232	$—	$—	$1,232
As of December 31, 2016:
Impaired loans	$1,257	$—	$—	$1,257
Other real estate owned	679	—	—	679
Total assets measured at fair value on a nonrecurring basis	$1,936	$—	$—	$1,936

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

Quantitative information about Level 3 fair value measurements at March 31, 2017 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,222	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (4.80%)
		Valuation of business assets used as collateral(1)	Valuation adjustments(2)	0%-80% (76.42%)
			Liquidation expenses	0%-23% (11.37%)
Other real estate owned	$10	Appraisal of collateral(1)	Appraisal adjustments(2)	(43.48%)
			Liquidation expenses	(20.23%)

Quantitative information about Level 3 fair value measurements at December 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,257	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (4.87%)
		Valuation of business assets used as collateral (1)	Valuation adjustments(2)	0%-80% (75.32%)
			Liquidation expenses	0%-10% (8.01%)
Other real estate owned	$679	Appraisal of collateral (1)	Appraisal adjustments(2)	0% (0.00%)
			Liquidation expenses	5%-7% (6.94%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of March 31, 2017, the fair value of other real estate owned consists of balances of $32 thousand, net of a valuation allowance of $22 thousand.  As of December 31, 2016, the fair value of other real estate owned consists of balances of $1.2 million, net of a valuation allowance of $520 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of March 31, 2017 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $47 thousand; and loan balances with no related allowance recorded of $737 thousand, net of partial charge-offs of $105 thousand. As of December 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $46 thousand; and loan balances with no related allowance recorded of $862 thousand, net of partial charge-offs of $196 thousand.

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

At March 31, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44,606	$44,606	$44,606	$—	$—
Securities available for sale	36,780	36,780	559	36,221	—
Securities held to maturity	18,923	19,495	—	19,495	—
Loans receivable, net	484,449	489,564	—	—	489,564
Restricted stock	3,505	3,505	—	3,505	—
Accrued interest receivable	1,760	1,760	—	1,760	—

Liabilities:
Deposits	467,971	467,777	—	467,777	—
Federal Home Loan Bank of Pittsburgh advances	74,364	74,349	—	74,349	—
Subordinated debt	9,213	9,312	—	9,312	—
Accrued interest payable	594	594	—	594	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$4,761	$4,761	$4,761	$—	$—
Securities available for sale	70,560	70,560	2,995	67,565	—
Securities held to maturity	19,043	19,584	—	19,584	—
Loans receivable, net	484,913	490,890	—	—	490,890
Restricted stock	3,257	3,257	—	3,257	—
Accrued interest receivable	1,817	1,817	—	1,817	—

Liabilities:
Deposits	467,688	467,616	—	467,616	—
Federal Home Loan Bank of Pittsburgh advances	68,164	68,157	—	68,157	—
Subordinated debt	9,207	9,273	—	9,273	—
Accrued interest payable	510	510	—	510	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2017 and 2016, and its financial condition as of March 31, 2017 and December 31, 2016. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2017 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document and the “Risk Factors” described in the Company’s Form 10-K for the period ended December 31, 2016.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the three months ended March 31,
	2017	2016
Total revenue (1)	$ 4,653	$ 4,359
Net income	782	531
Total assets	602,597	511,695
Total loans receivable	487,781	408,505
Total deposits	467,971	409,383
(1)	Total revenue equals net interest income plus non-interest income.

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

Critical Accounting Policies, Judgments and Estimates

First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K as of December 31, 2016, filed with the Securities and Exchange Commission.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of March 31, 2017 and December 31, 2016 for more information.

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

When determining the need for a valuation allowance, the Company assessed the possible sources of taxable income available under tax law to realize a tax benefit for deductible temporary differences and carryforwards, as defined by Accounting Standards Codification (“ASC”) Topic 740-10-30-18. This guidance relates to when a valuation allowance on the DTA should be maintained, generally provides that the valuation allowance should be reversed, when in the judgment of management, it is more likely than not that the DTA will be realized.  Management has determined that the DTA will be realized, under currently existing tax laws, and does not maintain a valuation allowance.

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

Results of Operations Comparative Summary

Shown in the table below are the three month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended March 31,		Increase (decrease)	% Change
	2017	2016
	(Dollars in thousands)
Net interest income	$4,475	$3,950	$525	13.3%
Non-interest income	178	409	(231)	(56.5)%
Total Revenue	4,653	4,359	294	6.7%
Provision for loan losses	10	110	(100)	(90.9)%
Non-interest expenses	3,498	3,477	21	0.6%
Income before income tax expense	1,145	772	373	48.3%
Income tax expense	363	241	122	50.6%
Net Income	$782	$531	$251	47.3%
Preferred dividends, including net amortization	77	177	(100)	(56.5)%
Net Income to common shareholders	$705	$354	$351	99.2%
Income per common share:
Basic	$0.11	$0.05	$0.06	120.0%
Diluted	$0.11	$0.05	$0.06	120.0%

Summary

For the three months ended March 31, 2017, First Priority’s consolidated income to common shareholders totaled $705 thousand, a 99.2% increase over $354 thousand reported in the prior year.  The improvement in income to common shareholders includes a reduction of $100 thousand in preferred dividends when comparing these periods, resulting from the redemption of $6 million of preferred stock in the first quarter of 2016.  Earnings per share increased 120% in the current quarter to $0.11 per basic and diluted common share from $0.05 per basic and diluted common share in the first quarter of 2016.  Net income for the three months ended March 31, 2017 totaled $782 thousand, an increase of $251 thousand, or 47.3%, compared to $531 thousand in the same quarter last year while income before income tax expense increased 48.3% to $1.15 million compared to $772 when comparing these same periods.

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

The following tables set forth, for the three months ended March 31, 2017 and 2016, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended March 31,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$487,127	$5,293	4.41%	$407,491	$4,560	4.50%	$733	16.1%
Taxable investment securities	39,185	268	2.77%	53,892	301	2.24%	(33)	(11.0)%
Nontaxable investment securities	13,439	137	4.14%	14,412	147	4.10%	(10)	(6.8)%
Total investment securities	52,624	405	3.12%	68,304	448	2.64%	(43)	(9.6)%
Deposits with banks and other (1)	7,764	42	2.19%	4,092	28	2.74%	14	50.0%
Total interest earning assets	547,515	5,740	4.25%	479,887	5,036	4.22%	704	14.0%
Non-interest-earning assets (1)	17,927			18,971
TOTAL ASSETS	$565,442			$498,858
Interest-bearing liabilities:
Demand, interest-bearing	$53,567	55	0.42%	$40,907	26	0.25%	$29	111.5%
Money market and savings	114,782	166	0.59%	92,565	102	0.44%	64	62.7%
Time deposits	238,733	779	1.32%	226,160	720	1.28%	59	8.2%
FHLB advances and other borrowings	37,753	93	1.00%	31,229	66	0.85%	27	40.9%
Subordinated debt	9,209	172	7.59%	9,192	172	7.51%	—	—
Total interest-bearing liabilities	454,044	1,265	1.13%	400,053	1,086	1.09%	179	16.5%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	60,768			49,100
Other liabilities	2,031			1,629
Shareholders’ equity	48,599			48,076
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$565,442			$498,858
Net interest income/rate spread		$4,475	3.12%		$3,950	3.13%	$525	13.3%
Net interest margin			3.31%			3.31%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2017 vs. 2016
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$833	$(100)	$733
Taxable investment securities	(93)	60	(33)
Nontaxable investment securities	(11)	1	(10)
Total investment securities	(104)	61	(43)
Deposits with banks and other	20	(6)	14
Total interest earning assets	749	(45)	704
Interest expense:
Demand, interest-bearing	9	20	29
Money market and savings	27	37	64
Time deposits	37	22	59
FHLB advances and other borrowings	16	11	27
Total interest bearing liabilities	89	90	179
Change in net interest income	$660	$(135)	$525

For the three months ended March 31, 2017, net interest income increased $525 thousand, or 13.3%, to $4.48 million compared to $3.95 million for the same period in 2016. Net interest margin remained flat at 3.31% for each of the first three months of 2017 and 2016. At the same time, net interest spread decreased 1 basis point from 3.13% for the first three months of 2016 to 3.12% for the same period in 2017. Overall, when comparing these periods, incremental growth of balances (volume) accounted for an increase of $660 thousand while the change in our relative rate structure resulted in a decline in net interest income of $135 thousand.

Average interest earning assets for the first three months of 2017 increased $67.6 million, or 14.1%, including an increase in average loans of $79.6 million, or 19.5%, offset by a decrease in average investment balances of $15.7 million, or 23.0%, when compared to the prior year. This overall increased volume of average earning assets provided an additional $749 thousand in interest income, including $833 thousand specifically provided from incremental loan balances.  The average yield on earning assets increased 3 basis points in the current period compared to the prior year three month period from 4.22% to 4.25%.  The calculated change in interest income related to changing rates is impacted by both changes in comparable interest rates and by the weighting of those changes in conjunction with relative product mix structure.  This total decrease of interest income related to rates was $45 thousand when comparing these periods, with the largest decline related to loans as the average rate declined 9 basis points while also experiencing the most substantial increase in new balances.

Average interest bearing liabilities increased $54.0 million, or 13.5%, in the first quarter of 2017 compared to the same period last year.  During this time, interest bearing deposits increased $47.5 million, or 13.2%, as interest bearing demand deposits increased $12.7 million, money market and savings deposits increased $22.2 million and time deposits increased $12.6 million,. At the same time, borrowed funds increased $6.5 million.  The incremental growth of interest bearing liabilities resulted in an increase of interest expense of $89 thousand. At the same time, the average rate on interest bearing liabilities increased 4 basis points from 1.09% for the first three months of 2016 to 1.13% in the current year, which along with the change in mix of balances, accounted for an increase in interest expense of $90 thousand due to the change in our relative rate structure.

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

The provision for loan losses was $10 thousand for the three months ended March 31, 2017 compared to $110 thousand for the same period in 2016.  The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans.  Total loans outstanding decreased $462 thousand during the three months ended March 31, 2017 and declined $648 thousand during the first quarter of 2016. Net loan charge-offs totaled $8 thousand for the three months ended March 31, 2017 compared to $122 thousand for the three months ended March 31, 2016, while period end asset quality ratios generally improved from a year ago

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off, refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore are included as part of the calculation of the allowance for loan losses. Beginning in the third quarter of 2016, due to the immaterial remaining balances of purchased non-credit impaired loans, all loans are included in quarterly adequacy of the allowance as described above, excluding three remaining purchased credit impaired loans, which are analyzed separately.  These loans consist of two commercial loans and one commercial real estate loan with a combined net recorded investment of $214 thousand, net of combined non-amortizing specific reserves totaling $362 thousand.

Non-Interest Income

For the three months ended March 31, 2017, non-interest income totaled $178 thousand, compared to $409 thousand, for the same period in 2016, respectively. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.  The most significant portion of the overall decline in non-interest income relates to gains on sale of investment securities which totaled $25 thousand in the current quarter compared to $235 thousand recorded in the first quarter of 2016, a decrease of $210 thousand as reflected in the table below.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change
	March 31,		2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$39	$69	$(30)	(43.5)%
Service charges on deposits	36	34	2	5.9
Other branch fees	50	44	6	13.6
Loan related fees	9	6	3	50.0
Gains on sales of investment securities	25	235	(210)	(89.4)
Bank owned life insurance income	18	20	(2)	(10.0)
Other	1	1	—	—
Total Non-Interest Income	$178	$409	$(231)	(56.5)%

Non-Interest Expenses

For the three months ended March 31, 2017, non-interest expenses were $3.50 million, compared to $3.48 million in the same period in 2016, representing an increase of $21 thousand, or 0.6%.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change
	March 31,		2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,026	$1,981	$45	2.3%
Occupancy and equipment	455	543	(88)	(16.2)
Data processing equipment and operations	228	217	11	5.1
Professional fees	172	136	36	26.5
Marketing, advertising and business development	40	44	(4)	(9.1)
FDIC insurance assessments	146	57	89	156.1
Pennsylvania bank shares tax expense	90	83	7	8.4
Other real estate owned costs	32	85	(53)	(62.4)
Other	309	331	(22)	(6.6)
Total Non-Interest Expenses	$3,498	$3,477	$21	0.6%

Highlights of significant non-interest expenses items for the first quarter 2017 compared to the first quarter 2016

•

Salaries and employee benefits increased $45 thousand, or 2.3%, in the three months ended March 31, 2017 compared to the first quarter of 2016. This increase primarily resulted from incremental staffing costs to enhance core deposit generation through expansion of our cash management sales and marketing efforts and incremental bonus expense accruals; partially offset by lower stock based compensation expenses.

~~•~~

Occupancy and equipment costs decreased $88 thousand, or 16.2%, comparing the current quarter with the same period in 2016. This decrease resulted from an acceleration of costs taken in the first quarter of 2016 and lower ongoing operating costs, both related to the closure of the Plumstead branch in 2016, as well as lower snow removal costs incurred in the current year.

~~•~~

Professional fees increased $36 thousand, or 26.5%, for the three months ended March 31, 2017 compared to the prior year, primarily related to the reimbursement of $34 thousand, collected in the first quarter of 2016, in previously expensed legal costs, related to a problem loan.

•

FDIC insurance assessments and the Pennsylvania bank shares tax expenses are primarily influenced by the increased asset size and equity levels of the Bank.  The higher FDIC deposit insurance premiums are due to the Bank’s increased level of total assets in combination with the implementation of a new FDIC insurance premium calculation in mid-2016, which includes a higher cost for increased levels of asset growth and brokered deposits.

•

Net costs related to other real estate owned decreased $53 thousand, or 62.4%, in the current quarter compared to the same period in 2016.  When comparing these periods, acquisition costs were down $19 thousand, ongoing operating and legal costs declined $7 thousand and net gains from sale after valuation write downs increased $36 thousand; which were partially offset by lower rental income of $9 thousand.

•	Other expenses decreased $22 thousand, or 6.6%, in the current quarter compared to the quarter ended March 31, 2016.

Provision for Income Taxes

Income tax expense recorded in the three months ended March 31, 2017 totaled $363 thousand compared to $241 thousand for the three months ended 2016.  The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 31.7% and 31.2%, respectively.

The Company’s net operating loss (“NOL”) carryforwards totaled $3.9 million as of March 31, 2017, including acquired NOLs. First Priority had NOL carryforwards of $2.3 million at March 31, 2017, which expire in 2029 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.1 million at March 31, 2017, which is subject to certain limitations and expires in 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity Bancorp, Inc. (“Affinity”), of which $615 thousand remains available to reduce future federal income taxes as of March 31, 2017. This NOL is also subject to certain limitations and expires in 2031 through 2032 if not fully utilized.

Financial Condition as of March 31, 2017 and December 31, 2016

Balance Sheet Review

			Net Change	% Change
	March 31,	December 31,	2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 44,606	$ 4,761	$ 39,845	836.9%
Investment securities	55,703	89,603	(33,900)	-37.8%
Loans	487,781	488,243	(462)	-0.1%
Total earning assets	588,090	582,607	5,483	0.9%

Allowance for loan losses	(3,332)	(3,330)	(2)	0.1%
Restricted investments in bank stocks	3,505	3,257	248	7.6%
Premises and equipment, net	1,701	1,755	(54)	-3.1%
Bank owned life insurance	3,273	3,256	17	0.5%
Other real estate owned	662	1,486	(824)	-55.5%
Deferred income tax assets, net	2,302	2,697	(395)	-14.6%
Goodwill and other identifiable intangibles	2,942	2,960	(18)	-0.6%
Other assets	3,454	3,107	347	11.2%
Total assets	$ 602,597	$ 597,795	$ 4,802	0.8%

Liabilities
Deposits	$ 467,971	$ 467,688	$ 283	0.1%
Borrowed funds	83,577	77,371	6,206	8.0%
Other liabilities	2,133	4,690	(2,557)	-54.5%
Total liabilities	553,681	549,749	3,932	0.7%
Equity
Total shareholders' equity	48,916	48,046	870	1.8%
Total liabilities and shareholders' equity	$ 602,597	$ 597,795	$ 4,802	0.8%

Total assets at March 31, 2017 were $602.6 million, representing an increase of $4.8 million, or 0.8%, when compared to total assets of $597.8 million at December 31, 2016.  Total assets at March 31, 2017 consisted primarily of earning assets totaling $588.1 million, including loans outstanding of $487.8 million, investment securities of $55.7 million and cash and cash equivalents of $44.6 million. At December 31, 2016, total assets consisted primarily of earning assets totaling $582.6 million, including of loans outstanding of $488.2 million, investment securities of $89.6 million and cash and cash equivalents of $4.8 million.

Deposits totaled $468.0 million at March 31, 2017 compared to $467.7 million at December 31, 2016, an increase of $283 thousand, or 0.1%. Of the total deposits at March 31, 2017, $224.5 million, or 48.0% of total deposits, are core deposits consisting of demand, money market and savings deposits compared to core deposits of $225.6 million at December 31, 2016.

Advances from Federal Home Bank of Pittsburgh totaled $74.4 million at March 31, 2017 compared to $68.2 million at December 31, 2016, an increase of $6.2 million, or 9.1%, while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at March 31, 2017 was $48.9 million, representing an increase of $870 thousand from $48.0 million at December 31, 2016, primarily due to earnings recorded during the related period.

Investments

First Priority’s total investment portfolio was $55.7 million at March 31, 2017, compared to $89.6 million at December 31, 2016, a decline of $33.9 million, or 37.8%. During the three months ended March 31, 2017, the Company purchased $9.6 million of additional investments and sold one state and municipal obligation with a book value of $410 thousand in order to take advantage of favorable market conditions.  Also, as of December 31, 2016, the investment portfolio included $40 million of short-term investments, consisting of United States Treasury securities, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2017.  Other investment portfolio activity resulted in a decline in balances of $3.1 million.

As of March 31, 2017 and December 31, 2016, investments totaling $36.8 million and $70.6 million, respectively, were classified as available for sale while $18.9 million and $19.0 million, respectively, were classified as held to maturity. Total investments accounted for 9.2% and 15.0% of total assets at each respective date.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $96 thousand at March 31, 2017 compared to net unrealized losses of $75 thousand at December 31, 2016. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at March 31, 2017 was comprised of federal agency securities (11%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (33%), obligations of states and political subdivisions (52%), and corporate and other debt securities (4%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2017 or December 31, 2016 and recorded no OTTI charges during either of the three months ended March 31, 2017 and 2016.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2017. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of March 31, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$—	—	$5,985	1.33%	$—	—	$—	—	$5,985	1.33%
Obligations of states and political subdivisions	—	—	868	1.67%	—	—	9,565	4.03%	10,433	3.83%
Federal agency mortgage backed securities	—	—	—	—	3,575	2.16%	14,501	2.12%	18,076	2.13%
Federal agency collateralized mortgage obligations	—	—	—	—	146	1.41%	15	2.92%	161	1.54%
Other debt securities	—	—	—	—	1,566	5.50%	—	—	1,566	5.50%
Money market mutual fund	559	0.50%	—	—	—	—	—	—	559	0.50%
Total investments available for sale	$559	0.50%	$6,853	1.37%	$5,287	3.13%	$24,081	2.88%	$36,780	2.58%

	Securities Held to Maturity, at Amortized Cost
	As of March 31, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$705	4.58%	$1,076	3.80%	$16,660	4.34%	$18,441	4.32%
Other debt securities	—	—	—	—	—	—	482	4.37%	482	4.37%
Total investments held to maturity	$—	—	$705	4.58%	$1,076	3.80%	$17,142	4.34%	$18,923	4.32%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at March 31, 2017 and December 31, 2016 are shown in the following table:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$5,987	$5,985	$45,984	$45,987
Obligations of states and political subdivisions	10,330	10,433	6,103	6,139
Federal agency mortgage-backed securities	18,146	18,076	13,863	13,720
Federal agency collateralized mortgage obligations	162	161	190	189
Other debt securities	1,500	1,566	1,500	1,530
Money market mutual fund	559	559	2,995	2,995
Total investments available for sale	$36,684	$36,780	$70,635	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,441	$18,985	$18,561	$19,089
Other debt securities	482	510	482	495
Total investments held to maturity	$18,923	$19,495	$19,043	$19,584

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both March 31, 2017 and December 31, 2016, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.40 million and $3.15 million as of March 31, 2017 and December 31, 2016, respectively.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2017, total loans were $487.8 million, representing a slight decrease of $462 thousand, or 0.1%, from total loans outstanding of $488.2 million at December 31, 2016. During the current quarter of 2017 new organic loan production totaled approximately $18 million while the Company experienced approximately $18 million in principal payments, unscheduled loan payoffs or net declines in lines of credit outstanding.  The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$90,986	19%	$89,625	18%
Commercial Mortgage	225,663	46%	223,315	46%
Commercial Construction	23,913	5%	22,408	5%
Total Commercial	340,562	70%	335,348	69%
Residential Mortgage	111,014	23%	110,538	23%
Home Equity Lines	21,740	4%	24,669	5%
Other Consumer	14,398	3%	17,514	3%
Total Consumer	36,138	7%	42,183	8%
Total Loans	487,714	100%	488,069	100%
Net deferred loan costs	67	—	174	—
Total	$487,781	100%	$488,243	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2017, commercial mortgage loans totaled $225.7 million, consisting of $134.6 million of loans to finance commercial business properties, of which 63% are owner occupied, $15.6 million to finance, and are secured by, multifamily properties, $58.0 million secured by 1-4 family residential dwelling properties for business purposes, and $17.5 million for other purposes. In addition, as of March 31, 2017, loans to lessors of non-residential buildings totaled $82.6 million, which is included in commercial mortgage loans; of this amount, $37.9 million, or 46%, of these loans are related to owner occupied buildings.

As of December 31, 2016, commercial mortgage loans totaled $223.3 million, consisting of $133.9 million of loans to finance commercial business properties, of which 63% are owner occupied, $16.3 million to finance, and are secured by, multifamily properties, $56.9 million secured by 1-4 family residential dwelling properties for business purposes, and $16.2 million for other purposes. In addition, as of December 31, 2016, loans to lessors of non-residential buildings totaled $80.9 million, which is included in commercial mortgage loans; of this amount, $36.9 million, or 46%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of March 31, 2017, totaled 72% and 201% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	711	776
Total non-performing loans (1)	711	776
Other real estate owned	662	1,486
Total non-performing assets (2)	1,373	2,262
Performing troubled debt restructurings (3)	637	637
Total non-performing assets and performing troubled debt restructurings	$2,010	$2,899
Non-performing loans as a percentage of total loans	0.15%	0.16%
Non-performing assets as a percentage of total assets	0.23%	0.38%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.33%	0.49%
Ratio of allowance to non-performing loans at end of period	469%	429%
Ratio of allowance to non-performing assets at end of period	243%	147%
Allowance for loan losses as a percentage of total loans	0.68%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(3)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $711 thousand at March 31, 2017, a decrease of $65 thousand, or 8.4%, from $776 thousand at December 31, 2016, primarily a result of three loans which were restored to accruing due to improved financial performance.  There were no loans added to non-accrual status during the current quarter.  Total non-performing loans as a percentage of total loans at March 31, 2017 was 0.15%, compared to 0.16% at December 31, 2016.

Other real estate owned totaled $662 thousand at March 31, 2017 compared to $1.5 million at December 31, 2016.  During the first quarter of 2017, three properties with recorded values totaling $813 thousand were liquidated which resulted in a combined gain from sales of $48 thousand.  As of March 31, 2017 and December 31, 2016 there were no repossessed assets.  Non-performing assets totaled $1.4 million, or 0.23% of total assets, as of March 31, 2017, compared to $2.3 million, or 0.38% of total assets, as of December 31, 2016.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2017 and December 31, 2016, First Priority had performing troubled debt restructurings totaling $637 thousand as of each respective date.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to its policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of March 31, 2017 and December 31, 2016, loans past due 30 to 89 days and still accruing totaled $420 thousand and $474 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.23% and 0.24%, respectively, of total loans outstanding.

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

First Priority uses a quantitative and qualitative method to allocate its allowance to the various loan categories. An unallocated component, which is maintained to cover uncertainties that could affect management’s estimate of probable losses, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Additions to the allowance are made by provisions charged to expense, and the allowance is reduced by net charge-offs, which are loans judged to be uncollectible, less any recoveries on loans previously charged off. Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required due to the growth of the loan portfolio, changes in asset quality, changes in market conditions and other factors. Additionally, various bank regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses what it believes to be the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended
	March 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of period	$3,330	$2,795
Charge-offs:
Commercial Mortgage	—	72
Other consumer loans	24	75
Total loans charged off	24	147
Recoveries:
Commercial and Industrial	—	17
Home equity lines of credit	—	5
Other consumer	16	3
Total recoveries	16	25
Net loans charged off	8	122
Provision charged to operations	10	110
Balance at end of period	$3,332	$2,783
Average loans (1)	$487,127	$407,491

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	0.01%	0.12%
Allowance for loan losses as a percentage of total loans	0.68%	0.68%

(1)	Includes non-accrual loans

The allowance for loan losses was $3.3 million at both March 31, 2017 and December 31, 2016, which represented 0.68% of total loans outstanding at both respective dates. Also, as of March 31, 2017 and December 31, 2016, the total specific credit market valuation adjustment related to acquired loans totaled $362 thousand as of each of these dates, which when combined with the allowance for loan losses of $3.3 million for each respective period, or a total of $3.7 million, would equate to 0.76% of total loans outstanding as of each of these dates. Net charge-offs recorded totaled $8 thousand and $122 thousand for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31,		December 31,
	2017		2016
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$658	19%	$647	18%
Commercial Mortgage	1,108	46%	1,051	46%
Commercial Construction	125	5%	113	5%
Residential Mortgage Loans	450	23%	452	23%
Home Equity Lines of Credit	165	4%	188	5%
Other Consumer Loans	89	3%	97	3%
Total Allocated	2,595	100%	2,548	100%
Unallocated	737		782
TOTAL	$3,332		$3,330

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.

A specific allocation of $47 thousand has been provided on impaired loans of $1.3 million at March 31, 2017 compared to a specific allocation of $47 thousand related to $1.4 million of impaired loans at December 31, 2016.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative factor of up to 65 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.6 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the first quarter of 2017 to the year ended December 31, 2016.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of March 31, 2017, management believes that the allowance for loan losses of $3.3 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2017, these loans totaled $82.6 million and $66.5 million, respectively, or 16.9% and 13.6%, respectively, of the total loans outstanding. As of December 31, 2016, these same classifications of loans totaled $80.9 million and $67.7 million, respectively, or 16.6% and 13.9%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $468.0 million at March 31, 2017 compared to $467.7 million at December 31, 2016, representing an increase of $283 thousand, or 0.1%. During the three months ended March 31, 2017, demand deposits increased $426 thousand, or 0.4%, while money market deposit and savings deposits combined for a decrease of $1.6 million, or 1.4%, which represented a total decrease in non-time deposits of $1.2 million, or 0.5%.  Total time deposits increased $1.4 million when comparing these same periods as retail time deposits increased $23.1 million, offset by a decrease in brokered time deposits of $21.7 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2017 and December 31, 2016, brokered deposits totaled $117.0 million and $138.8 million, respectively. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under the prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the three months ended March 31,
	2017		2016
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$60,768		$49,100
Demand, interest-bearing	53,567	0.42%	40,907	0.25%
Money market and savings deposits	114,782	0.59%	92,565	0.44%
Time deposits	238,733	1.32%	226,160	1.28%
Total interest-bearing deposits	407,082	1.00%	359,632	0.95%
Total deposits	$467,850		$408,732

The maturity distribution of time deposits of $100,000 or more as of March 31, 2017, is as follows:

March 31,
2017
Three Months or Less	$2,396
Over Three Through Six Months	3,519
Over Six Through Twelve Months	11,916
Over Twelve Months	41,209
TOTAL	$59,040

Short-Term Borrowed Funds

At March 31, 2017, First Priority had short-term borrowings totaling $62.4 million, compared to $56.2 million at December 31, 2016, an increase of $6.2 million, or 9.1%, between the periods. Short-term borrowings consist of advances from the FHLB with an original maturity of one year or less as of issuance date and provide a short-term funding source related to all other balance sheet changes. Advances from the FHLB at March 31, 2017 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2017 and 2016. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the three months ended March 31,
	2017	2016
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$—	$7
Weighted average rate during the period	—	0.76%
FHLB short-term borrowings:
Balance at period end	$62,364	$29,875
Weighted average rate at period end	0.99%	0.49%
Maximum month-end balance	$62,364	$29,875
Average daily balance during the period	$25,753	$16,222
Weighted average rate during the period	0.91%	0.61%

Long-Term Debt

Long-term debt totaled $12.0 million as of both March 31, 2017 and December 31, 2016.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.17% as of both March 31, 2017 and December 31, 2016, and an average remaining life of 1.0 years and 1.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $12.0 million and

$15.0 million during the three months ended March 31, 2017 and 2016, respectively, with an average rate of 1.19% and 1.09% for each of these respective periods. The maximum month-end balance of these borrowings was $12.0 million and $15.0 million for the first three months of 2017 and 2016, respectively.

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

Capital Resources

Shareholders’ equity at March 31, 2017 was $48.9 million, representing an increase of $870 thousand from $48.0 million at December 31, 2016. Increases in equity related to net income of $782 thousand, stock based compensation costs of $55 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $110 thousand, were partially offset by preferred dividends paid of $77 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at March 31, 2017 and December 31, 2016.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of March 31, 2017	As of December 31, 2016	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer (2017)	To Be Considered "Well-Capitalized"	As of March 31, 2017	As of December 31, 2016
Total risk-based capital	12.28%	12.11%	8.00%	9.25%	10.00%	12.23%	12.07%
Tier 1 risk-based capital	9.59%	9.40%	6.00%	7.25%	8.00%	9.54%	9.35%
Tier 1 common equity capital	8.91%	8.80%	4.50%	5.75%	6.50%	9.54%	9.35%
Tier 1 leverage capital	7.97%	7.92%	4.00%	N/A	5.00%	7.92%	7.87%

The issuance of the qualifying subordinated debt totaling $9.5 million in November 2015 referenced above is included as a component of Tier 2 capital in the ratios shown above for both the Company and the Bank.

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2016.  As of March 31, 2017, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2017 and 2016.

	At or for the nine months ended
	March 31,
	2017	2016
Return on average assets................................	0.56%	0.43%
Return on average equity................................	6.53%	4.44%
Average equity to average assets ratio........	8.59%	9.64%

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

At March 31, 2017 and December 31, 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $107.8 million and $98.2 million, respectively. In addition, as of each of these dates, the Company maintained $982 thousand and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding as of each respective date, on behalf of its customers.

As of March 31, 2017 and December 31, 2016, the Company also has deposit letters of credit totaling $16.0 million as of each date, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At March 31, 2017, wholesale funding sources totaled $191.4 million and were comprised of $117.0 million of brokered certificates of deposit and $74.4 million of FHLB advances. At December 31, 2016, wholesale funding sources totaled $207.0 million and were comprised of $138.8 million of brokered certificates of deposit and $68.2 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of March 31, 2017 and December 31, 2016, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2017 and December 31, 2016, the Bank had a total borrowing capacity with the FHLB of $208 million and $206 million, respectively, with advances and letters of credit outstanding of $90.4 million and $84.2 million, respectively.  Short-term liquid assets at March 31, 2017 and December 31, 2016 totaled $39.3 million and $42.0 million, respectively, and were comprised of $39.3 million and $2.0 million, respectively, of interest bearing deposits held at correspondent banks and, as of December 31, 2016, $40 million of investment securities due within 30 days.

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

At March 31, 2017, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: May 12, 2017	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: May 12, 2017	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements.