Form 10-Q
period 2017-06-30
FIRST PRIORITY FINANCIAL CORP.
filed 2017-08-11
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2017

or

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 9, 2017
Common Stock, $1.00 Par Value	6,578,169 Outstanding Shares

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
•

security breaches and other disruptions to our information and data processing systems or those of third party providers could disrupt our business or compromise our information and expose us to liability, which would cause our business and reputation to suffer;

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$6,221	$2,790
Interest-bearing deposits in banks	26,750	1,971
Total cash and cash equivalents	32,971	4,761
Securities available for sale, at fair value (amortized cost: $46,801 and $70,635, respectively)	47,122	70,560
Securities held to maturity, at amortized cost (fair value: $19,520 and $19,584, respectively)	18,725	19,043
Loans receivable	494,719	488,243
Less: allowance for loan losses	3,285	3,330
Net loans	491,434	484,913
Restricted investments in bank stocks	3,818	3,257
Premises and equipment, net	1,680	1,755
Bank owned life insurance	3,291	3,256
Accrued interest receivable	1,806	1,817
Other real estate owned	638	1,486
Deferred taxes	1,918	2,697
Goodwill	2,725	2,725
Intangible assets with finite lives, net	201	235
Other assets	1,122	1,290
Total Assets	$607,451	$597,795
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$61,597	$54,817
Interest-bearing	401,691	412,871
Total deposits	463,288	467,688
Federal Home Loan Bank of Pittsburgh advances	82,400	68,164
Subordinated debt	9,219	9,207
Accrued interest payable	582	510
Other liabilities	2,151	4,180
Total Liabilities	557,640	549,749
Shareholders’ Equity:
Preferred stock, Series C, 9%, $100 par value; authorized 10,000,000 shares:
liquidation value: $1,000 per share, 3,404 shares issued and outstanding;
liquidation value: $3,404 as of each date presented.	3,404	3,404
Common stock, $1 par value; authorized 20,000,000 shares
issued and outstanding: 2017: 6,551,919; 2016: 6,529,719	6,552	6,530
Surplus	40,722	40,629
Accumulated deficit	(1,080)	(2,475)
Accumulated other comprehensive income (loss)	213	(42)
Total Shareholders’ Equity	49,811	48,046
Total Liabilities and Shareholders’ Equity	$607,451	$597,795

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans receivable, including fees	$5,470	$4,718	$10,763	$9,278
Securities—taxable	288	293	556	594
Securities—exempt from federal taxes	147	115	284	262
Interest bearing deposits and other	45	28	87	56
Total Interest and Dividend Income	5,950	5,154	11,690	10,190
Interest Expense
Deposits	1,077	860	2,077	1,708
Short-term borrowings	107	19	165	44
Long-term debt	35	42	70	83
Subordinated debt	173	172	345	344
Total Interest Expense	1,392	1,093	2,657	2,179
Net Interest Income	4,558	4,061	9,033	8,011
Provision for Loan Losses	125	90	135	200
Net Interest Income after Provision for Loan Losses	4,433	3,971	8,898	7,811
Non-Interest Income
Wealth management fee income	18	109	57	178
Gains on sales of investment securities	81	104	106	339
Bank owned life insurance income	17	19	35	39
Other	105	94	201	179
Total Non-Interest Income	221	326	399	735
Non-Interest Expenses
Salaries and employee benefits	2,024	2,033	4,050	4,014
Occupancy and equipment	453	468	908	1,011
Data processing equipment and operations	236	220	464	437
Professional fees	165	171	337	307
Marketing, advertising, and business development	70	54	110	98
FDIC insurance assessments	129	75	275	132
Pennsylvania bank shares tax expense	94	86	184	169
Other real estate owned	64	107	96	192
Other	316	271	625	602
Total Non-Interest Expenses	3,551	3,485	7,049	6,962
Income before Income Tax Expense	1,103	812	2,248	1,584
Income Tax Expense	337	256	700	497
Net Income	$766	$556	$1,548	$1,087
Preferred dividends	76	77	153	254
Income to Common Shareholders	$690	$479	$1,395	$833
Income per common share:
Basic	$0.11	$0.07	$0.21	$0.13
Diluted	$0.10	$0.07	$0.21	$0.13
Weighted average common shares outstanding:
Basic	6,547	6,503	6,540	6,499
Diluted	6,783	6,568	6,745	6,549

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$766	$556	$1,548	$1,087
Other comprehensive income:
Securities available for sale:
Change in unrealized gain on securities available for sale	306	404	502	939
Reclassification adjustment for realized gains included in net income	(81)	(104)	(106)	(339)
Tax effect	(76)	(102)	(134)	(204)
Net unrealized gain arising during the period	149	198	262	396
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(6)	(4)	(11)	(19)
Tax effect	2	2	4	7
Net unrealized holding losses on securities transferred during the period	(4)	(2)	(7)	(12)
Total other comprehensive income	145	196	255	384
Total comprehensive income	$911	$752	$1,803	$1,471

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2017 and 2016

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(254)	—	(254)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 25,550 shares of restricted common stock, net of forfeitures	—	26	(26)	—	—	—
Exercise of 2,000 shares of common stock options	—	2	10	—	—	12
Net income	—	—	—	1,087	—	1,087
Other comprehensive income	—	—	—	—	384	384
Stock based compensation expense	—	—	181	—	—	181
Balance—June 30, 2016	$3,404	$6,520	$40,492	$(3,535)	$620	$47,501
Balance – December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046
Preferred stock dividends	—	—	—	(153)	—	(153)
Issuance of 23,200 shares of restricted common stock, net of forfeitures of 1,000 shares	—	22	(22)	—	—	—
Net income	—	—	—	1,548	—	1,548
Other comprehensive income	—	—	—	—	255	255
Stock based compensation expense	—	—	115	—	—	115
Balance—June 30, 2017	$3,404	$6,552	$40,722	$(1,080)	$213	$49,811

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,548	$1,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	200
Write down of other real estate owned	25	43
Depreciation and amortization of premises and equipment	134	165
Net amortization	187	90
Stock based compensation expense	115	181
Net amortization of investment securities premiums and discounts	69	93
Net gain on sale of investment securities	(106)	(339)
Net gain on sale of other real estate owned	(47)	(2)
Net loss on disposal of premises and equipment	1	25
Bank owned life insurance policy income	(35)	(39)
Deferred income tax expense	648	418
Decrease in accrued interest receivable	11	81
Decrease in other assets	168	61
Increase (decrease) in accrued interest payable	72	(3)
Decrease in other liabilities	(2,839)	(131)
Net Cash Provided by Operating Activities	86	1,930
Cash Flows from Investing Activities
Net repayments in loans	197	3,188
Purchase of loans	(7,005)	(12,730)
Purchases of securities available for sale	(21,430)	(1,456)
(Purchase) redemption of restricted stock	(561)	1,294
Proceeds from maturities or calls of securities available for sale	41,560	56,660
Proceeds from maturities or calls of securities held to maturity	270	505
Proceeds from the sale of securities available for sale	4,581	6,609
Proceeds from the sale of other real estate owned	870	200
Purchases of premises and equipment	(60)	(36)
Net Cash Provided by Investing Activities	18,422	54,234
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(4,390)	2,009
Net increase (decrease) in short-term borrowings	14,236	(36,825)
Redemption of preferred stock	—	(6,000)
Payments regarding subordinance debt issuance costs	—	(16)
Proceeds from the exercise of common stock options	—	12
Cash dividends paid on preferred stock	(144)	(272)
Net Cash Provided by (Used in) Financing Activities	9,702	(41,092)
Net Increase in Cash and Cash Equivalents	28,210	15,072
Cash and Cash Equivalents—Beginning	4,761	5,909
Cash and Cash Equivalents—Ending	$32,971	$20,981
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchased	$803	$—
Transfer of loans receivable to other real estate owned	$—	$341
Cash paid for interest on deposits and borrowings	$2,596	$2,243
Cash paid for income taxes	$51	$43

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority,” the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, headquartered in Malvern, PA, has seven retail branch office locations and one loan production office and is a locally managed community bank providing commercial banking products, primarily loans and deposits. First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities.

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to June 30, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both June 30, 2017 and December 31, 2016, represents management’s estimate of potential losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Construction loans consists of acquisition, construction and development loans serving a diverse customer base in its primary market areas.  The composition of this portfolio can change based on local economic conditions such as supply and demand, interest rates and real estate values.  The Company typically lends to builders and developers with established relationships, successful operating histories and sound financial resources.

Construction loans include both commercial and residential related loans.  The commercial portion consists of loans for the purpose of acquiring, developing and constructing a commercial-use structure and for the acquisition, development and/or construction of residential properties, such as single-family homes or smaller multi-family buildings, by residential developers and builders.  This may also include the acquisition and development of land on a selective basis.  The residential portion consists of loans for the acquisition of and/or construction on land where a residential dwelling is to be built and occupied by the home-owner.

Residential mortgages and home equity loans are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages and home equity loans have varying loan rates depending on the loan terms. Residential mortgages have amortizations up to 30 years and home equity loans have amortizations up to 15 years.  Residential mortgages and home equity loans typically require a loan to value ratio of not greater than 80%.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where Net Income is Presented
	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Sale of investment securities available for sale	$(81)	$(104)	$(106)	$(339)	Gains on sale of investment securities
Amortization of unrealized holding gain (losses) on securities transferred from available for sale to held to maturity	(6)	(4)	(11)	(19)	Interest and dividend Income on taxable securities
Tax effect	30	37	40	122	Income Tax Expense
Total reclassification	$(57)	$(71)	$(77)	$(236)

Accumulated other comprehensive income as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized gain on available for sale securities	$212	$(50)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	1	8
Total	$213	$(42)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted.  The Company is reviewing our system and data collection to determine necessary changes to our current practice.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  For public business entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements and disclosures. Historically the cash flows, addressed by this standard, have been infrequent and immaterial.

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

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 162,529 shares as of June 30, 2017 and 176,357 shares as of June 30, 2016.

The calculations of basic and diluted earnings per common share are presented below for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	(In thousands, except per share information)
	2017	2016	2017	2016
Net income	$766	$556	$1,548	$1,087
Less: preferred stock dividends	(76)	(77)	(153)	(254)
Income to common shareholders	$690	$479	$1,395	$833
Average basic common shares outstanding	6,547	6,503	6,540	6,499
Effect of dilutive stock options	236	65	205	50
Average number of common shares used to calculate diluted earnings per common share	6,783	6,568	6,745	6,549
Basic earnings per common share	$0.11	$0.07	$0.21	$0.13
Diluted earnings per common share	$0.10	$0.07	$0.21	$0.13

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$—	$—	$—	$77
Preferred Series B	—	—	—	4
Preferred Series C	76	77	153	173
Total preferred dividends	$76	$77	$153	$254

Note 4—Securities

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$15,988	$2	$(6)	$15,984
Obligations of states and political subdivisions	11,021	294	(1)	11,314
Federal agency mortgage-backed securities	17,300	48	(84)	17,264
Federal agency collateralized mortgage obligations	136	—	(1)	135
Other debt securities	1,500	69	—	1,569
Money market mutual fund	856	—	—	856
Total investment securities available for sale	$46,801	$413	$(92)	$47,122
Held To Maturity:
Obligations of states and political subdivisions	$18,243	$759	$(22)	$18,980
Other debt securities	482	58	—	540
Total investment securities held to maturity	$18,725	$817	$(22)	$19,520

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$45,984	$8	$(5)	$45,987
Obligations of states and political subdivisions	6,103	46	(10)	6,139
Federal agency mortgage-backed securities	13,863	33	(176)	13,720
Federal agency collateralized mortgage obligations	190	—	(1)	189
Other debt securities	1,500	30	—	1,530
Money market mutual fund	2,995	—	—	2,995
Total investment securities available for sale	$70,635	$117	$(192)	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,561	$561	$(33)	$19,089
Other debt securities	482	13	—	495
Total investment securities held to maturity	$19,043	$574	$(33)	$19,584

The Company previously transferred investment securities from available for sale to held to maturity securities.  Due to these transfers, securities classified as held to maturity have net unrealized holding gains, before taxes, totaling $2 thousand as of June 30, 2017 and $12 thousand as of December 31, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at June 30, 2017 and December 31, 2016.

	As of June 30, 2017
	Less than 12 Months				12 Months or longer			Total
	Fair Value		Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,986	.	$(6)	4	$—	$—	—	$3,986	$(6)	4
Obligations of states and political subdivisions	1,672		(1)	2	—	—	—	1,672	(1)	2
Federal agency mortgage-backed securities	7,789		(83)	8	20	(1)	1	7,809	(84)	9
Federal agency collateralized mortgage obligations	135		(1)	2	—	—	—	135	(1)	2
Total Available for Sale	$13,582		$(91)	16	$20	$(1)	1	$13,602	$(92)	17
Held to Maturity:
Obligations of states and political subdivisions	$1,821		$(22)	4	$—	$—	—	$1,821	$(22)	4
Total Held to Maturity	$1,821		$(22)	4	$—	$—	—	$1,821	$(22)	4

	As of December 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,984	$(5)	4	$—	$—	—	$3,984	$(5)	4
Obligations of states and political subdivisions	—	—	—	872	(10)	1	872	(10)	1
Federal agency mortgage-backed securities	10,667	(175)	11	39	(1)	1	10,706	(176)	12
Federal agency collateralized mortgage obligations	159	(1)	1	—	—	—	159	(1)	1
Total Available for Sale	$14,810	$(181)	16	$911	$(11)	2	$15,721	$(192)	18
Held to Maturity:
Obligations of states and political subdivisions	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7
Total Held to Maturity	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7

As of June 30, 2017, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of June 30, 2017 represents other than temporary impairment.

For the three and six months ended June 30, 2017 there were realized gains of $81 thousand and $106 thousand.  For the three and six months ended June 30, 2016 there were realized gains of $104 thousand and $339 thousand.

Securities totaling $52.1 million and $42.0 million were pledged at June 30, 2017 and December 31, 2016, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $20 thousand and $40 thousand at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of securities as of June 30, 2017 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	June 30, 2017		June 30, 2017
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$13,995	$13,992	$—	$—
Due after one year through five years	2,863	2,861	1,212	1,237
Due after five years through ten years	1,500	1,569	991	1,003
Due after ten years	10,151	10,445	16,522	17,280
	28,509	28,867	18,725	19,520
Federal agency collateralized mortgage obligations	136	135	—	—
Federal agency mortgage-backed securities	17,300	17,264	—	—
Money market mutual fund	856	856	—	—
Total	$46,801	$47,122	$18,725	$19,520

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial:
Commercial and industrial	$86,130	$89,625
Commercial mortgage	227,137	223,315
Commercial construction	27,681	22,408
Total commercial	340,948	335,348
Residential mortgage loans	117,384	110,538
Consumer:
Home equity lines of credit	20,829	24,669
Other consumer loans	15,613	17,514
Total consumer	36,442	42,183
Total	494,774	488,069
Allowance for loan losses	(3,285)	(3,330)
Net deferred loan costs (fees)	(55)	174
Total loans receivable, net	$491,434	$484,913

In June 2017, the Company purchased $7.0 million in performing residential real estate loans, at a slight acquisition discount totaling $35 thousand.  Previously in August 2016, the Company increased its loans outstanding through the acquisition of $64.6 million, including acquisition premiums of $197 thousand, of various types of performing commercial loans within the Bank’s market area.  In June 2016, the Company purchased $12.7 million, including acquisition premiums of $280 thousand, of performing residential real estate loans. All portfolios of purchased loans were underwritten using similar standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2017 and 2016:

	For the three months ended					For the six months ended
	June 30, 2017					June 30, 2017
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$658	$(146)	$2	$120	$634	$647	$(146)	$2	$131	$634
Commercial mortgage	1,108	(30)	—	29	1,107	1,051	(30)	—	86	1,107
Commercial construction	125	—	—	13	138	113	—	—	25	138
Residential mortgage loans	450	—	—	24	474	452	—	—	22	474
Home equity lines of credit	165	—	1	(43)	123	188	—	1	(66)	123
Other consumer loans	89	—	1	(3)	87	97	(24)	17	(3)	87
Unallocated	737	—	—	(15)	722	782	—	—	(60)	722
Total	$3,332	$(176)	$4	$125	$3,285	$3,330	$(200)	$20	$135	$3,285

	For the three months ended					For the six months ended
	June 30, 2016					June 30, 2016
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$672	$(75)	$2	$(32)	$567	$631	$(75)	$19	$(8)	$567
Commercial mortgage	819	—	—	9	828	831	(72)	—	69	828
Commercial construction	67	—	—	(10)	57	56	—	—	1	57
Residential mortgage loans	248	—	—	28	276	259	—	—	17	276
Home equity lines of credit	154	—	3	(5)	152	167	—	8	(23)	152
Other consumer loans	59	—	4	(16)	47	84	(75)	7	31	47
Unallocated	764	—	—	116	880	767	—	—	113	880
Total	$2,783	$(75)	$9	$90	$2,807	$2,795	$(222)	$34	$200	$2,807

The following tables present the balance in the allowance for loan losses at June 30, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	June 30, 2017
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$634	$41	$593	$86,130	$735	$85,395
Commercial mortgage	1,107	—	1,107	227,137	156	226,981
Commercial construction	138	—	138	27,681	—	27,681
Residential mortgage loans	474	47	427	117,384	637	116,747
Home equity lines of credit	123	—	123	20,829	—	20,829
Other consumer loans	87	—	87	15,613	3	15,610
Unallocated	722	—	722	—	—	—
Total	$3,285	$88	$3,197	$494,774	$1,531	$493,243

	December 31, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$647	$—	$647	$89,625	$705	$88,920
Commercial mortgage	1,051	—	1,051	223,315	6	223,309
Commercial construction	113	—	113	22,408	—	22,408
Residential mortgage loans	452	47	405	110,538	637	109,901
Home equity lines of credit	188	—	188	24,669	14	24,655
Other consumer loans	97	—	97	17,514	51	17,463
Unallocated	782	—	782	—	—	—
Total	$3,330	$47	$3,283	$488,069	$1,413	$486,656

The following tables summarize information in regard to impaired loans by loan portfolio class as of June 30, 2017 and December 31, 2016 as well as for the three and six month periods ended June 30, 2017 and 2016, respectively:

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$404	$912	$—	$705	$1,268	$—
Commercial mortgage	156	221	—	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	3	3	—	51	80	—
With an allowance recorded:
Commercial and industrial	$331	$331	$41	$—	$—	$—
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	47	637	637	47
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$735	$1,243	$41	$705	$1,268	$—
Commercial mortgage	156	221	—	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	47	637	637	47
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	3	3	—	51	80	—
Total	$1,531	$2,104	$88	$1,413	$2,058	$47

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$531	$—	$809	$—	$616	$—	$969	$—
Commercial mortgage	8	—	1,387	15	7	—	1,416	29
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	—	—	30	—	—	—	30	—
Home equity lines of credit	—	—	94	1	—	—	95	2
Other consumer loans	3	—	175	1	4	—	178	3
With an allowance recorded:
Commercial and industrial	$117	$—	$399	$12	$59	$—	$668	$14
Commercial mortgage	—	—	305	8	—	—	409	11
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	637	6	638	6	637	12	638	12
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$648	$—	$1,208	$12	$675	$—	$1,637	$14
Commercial mortgage	8	—	1,692	23	7	—	1,825	40
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	637	6	668	6	637	12	668	12
Home equity lines of credit	—	—	94	1	—	—	95	2
Other consumer loans	3	—	175	1	4	—	178	3
Total	$1,296	$6	$3,837	$43	$1,323	$12	$4,403	$71

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$584	$705
Commercial mortgage	6	6
Residential mortgage loans	—	—
Home equity lines of credit	—	14
Other consumer loans	3	51
Total	$593	$776

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $18 thousand and $37 thousand for the three and six months ended June 30, 2017 and $18 thousand and $50 thousand for the three and six months ended June 30, 2016, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$85,400	$—	$730	$—	$86,130
Commercial mortgage	225,326	194	1,617	—	227,137
Commercial construction	27,681	—	—	—	27,681
Residential mortgage loans	117,384	—	—	—	117,384
Consumer:
Home equity lines of credit	20,829	—	—	—	20,829
Other consumer loans	15,613	—	—	—	15,613
Total	$492,233	$194	$2,347	$—	$494,774

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,503	$—	$1,122	$—	$89,625
Commercial mortgage	221,544	—	1,771	—	223,315
Commercial construction	22,408	—	—	—	22,408
Residential mortgage loans	110,538	—	—	—	110,538
Consumer:
Home equity lines of credit	24,655	—	14	—	24,669
Other consumer loans	17,463	—	51	—	17,514
Total	$485,111	$-	$2,958	$—	$488,069

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$10	$—	$574	$584	$85,546	$86,130
Commercial mortgage	—	—	6	6	227,131	227,137
Commercial construction	—	—	—	—	27,681	27,681
Residential mortgage loans	—	—	—	—	117,384	117,384
Consumer:
Home equity lines of credit	—	—	—	—	20,829	20,829
Other consumer loans	100	—	3	103	15,510	15,613
Total	$110	$—	$583	$693	$494,081	$494,774

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$293	$60	$632	$985	$88,640	$89,625
Commercial mortgage	—	—	6	6	223,309	223,315
Commercial construction	—	—	—	—	22,408	22,408
Residential mortgage loans	—	104	—	104	110,434	110,538
Consumer:
Home equity lines of credit	—	—	—	—	24,669	24,669
Other consumer loans	17	—	4	21	17,493	17,514
Total	$310	$164	$642	$1,116	$486,953	$488,069

As of June 30, 2017 and December 31, 2016, there were no loans 90 days past due and still accruing interest.

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

The following tables reflect information regarding TDR’s entered into by the Company for the period ended June 30, 2017.

	For the three months ended			For the six months ended
	June 30, 2017			June 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	1	$166	$151	1	$166	$151
Commercial mortgage	1	$164	$149	1	$164	$149
Total	2	$330	$300	2	$330	$300

For both the quarter and six months ended June 30, 2017, there were two loans, involving one borrower, modified into trouble debt restructurings related to a participation in a combined loan relationship whereby the Bank and all other banks involved entered into an agreement to accept a payoff modification.  For the year ended December 31, 2016 there were no new TDR’s entered into.

The following tables summarize the balance of outstanding TDR’s at June 30, 2017 and December 31, 2016:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
June 30, 2017
Commercial and Industrial	1	$151	-	$151
Residential mortgage loans	1	637	-	637
Commercial mortgage loans	1	149	-	149
Total	3	$937	$-	$937

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2016
Residential mortgage loans	1	$637	—	$637
Home equity lines of credit	1	—	14	14
Other consumer loans	1	—	20	20
Total	3	$637	$34	$671

As of June 30, 2017 and December 31, 2016 there were no TDR’s which were subsequently in default and there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

The carrying amount of foreclosed residential real estate properties held was $554 thousand as of June 30, 2017.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of June 30, 2017.

Note 6—Deposits

The components of deposits at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Demand, non-interest bearing	$61,597	$54,817
Demand, interest-bearing	33,219	57,168
Money market and savings accounts	110,719	113,655
Time, $100 and over	74,586	45,311
Time, other	183,167	196,737
	$463,288	$467,688

Included in time, other at June 30, 2017 and December 31, 2016 are brokered deposits of $109.0 million and $138.8 million, respectively.

As of June 30, 2017 and December 31, 2016 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $23.4 million and $8.0 million, respectively.

At June 30, 2017, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
6/30/2018	$135,785
6/30/2019	63,635
6/30/2020	28,913
6/30/2021	18,449
6/30/2022	10,793
Thereafter	178
$257,753

Note 7—Shareholders’ Equity

The Company amended its articles of incorporation, effective May 4, 2016, to increase the number of authorized shares of its common stock, $1.00 par value, from 10,000,000 shares to 20,000,000 shares.  The amendment was approved by shareholders at the 2016 annual meeting of shareholders held on May 3, 2016.

As of both June 30, 2017 and December 31, 2016 the Company had 3,404 shares of 9%, fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock are outstanding as of June 30, 2017.

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

A summary of the Stock Option Plan is presented below as of June 30, 2017:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	955,060	$6.35
Granted during the period	7,000	7.91
Forfeited during period	(7,500)	5.97
Expired	(7,190)	11.21
Outstanding at end of period (1)	947,370	6.32
Exercisable at end of period (1)	347,370	$7.67

(1)

Included in options outstanding and exercisable at June 30, 2017 are 100,000 organizer options, with an exercise price of $10.00 per share and an expiration date of October 18, 2017, exchanged as part of the 2008 acquisition of Prestige Community Bank which were issued outside of the Program.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at June 30, 2017 and December 31, 2016 were 5.39 and 2.54, respectively, and 5.84 years and 2.98 years, respectively. The aggregate intrinsic value of all outstanding stock options based on the closing price was $2.0 million as of June 30, 2017, including $451 thousand related to currently exercisable options, and $705 thousand as of December 31, 2016, including $150 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Dividend yield..................................	2.0%
Expected life.....................................	7 years
Expected volatility...........................	23%
Risk-free interest rate......................	0.00%
Weighted average fair value..........	$ 2.34

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement with Affinity dated February 28, 2013, each Affinity option became fully vested and was exchanged for a grant of 0.9813 First Priority options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of June 30, 2017, 38,270 of these options remain outstanding with an average exercise price of $9.08 and a remaining contractual term of 2.79 years.

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

As of June 30, 2017, there was $193 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.28 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 55,000 performance options have been cancelled to date, leaving 44,000 outstanding as of June 30, 2017.  These non-vested options may be further adjusted in the future.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of June 30, 2017, there was $428 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through April 30, 2021.

A summary of restricted stock award activity is presented below for the six months ended June 30, 2017:

Shares
Outstanding unvested shares at beginning of period	89,450
Shares Granted during period	23,200
Shares Forfeited during the period	(1,000)
Shares Vested during period	(11,000)
Outstanding unvested shares at end of period	100,650

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

At June 30, 2017 and December 31, 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $106.7 million and $98.2 million, respectively. In addition, as of each of these dates, there were $1.2 million and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding, at each respective date, issued on behalf of the Bank’s customers.

As of June 30, 2017 and December 31, 2016, the Company also had deposit letters of credit totaling $12.2 million and $16.0 million, respectively, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at First Priority.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within the Bank’s portfolio.

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

The Bank’s capital amounts (dollars in thousands) and ratios at June 30, 2017 and December 31, 2016 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2017
Total capital (to risk-weighted assets)	$58,196	12.31%		$37,824	>8.0%	$	>47,280	>10.0%
Tier 1 capital (to risk-weighted assets)	45,657	9.66		>28,368	>6.0		>37,824	>8.0
Tier 1 common equity capital (to risk-weighted assets)	45,657	9.66		>21,276	>4.5		>30,732	>6.5
Tier 1 capital (to total assets)	45,657	8.04		>22,708	>4.0		>28,385	>5.0
December 31, 2016
Total capital (to risk-weighted assets)	$55,900	12.07%	$	>37,064	>8.0%	$	>46,330	>10.0%
Tier 1 capital (to risk-weighted assets)	43,328	9.35		>27,798	>6.0		>37,064	>8.0
Tier 1 common equity capital (to risk-weighted assets)	43,328	9.35		>20,848	>4.5		>30,114	>6.5
Tier 1 capital (to total assets)	43,328	7.87		>22,023	>4.0		>27,528	>5.0

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

Note 11—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

During the six months ended June 30, 2017 there were no changes in methodologies for determining fair value measurements and there were no transfers between fair value hierarchy levels.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2017:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$15,984	$—	$15,984	$—
Obligations of states and political subdivisions	11,314	—	11,314	—
Federal agency mortgage-backed securities	17,264	—	17,264	—
Federal agency collateralized mortgage obligations	135	—	135	—
Other debt securities	1,569	—	1,569	—
Money market mutual fund	856	856	—	—
Total assets measured at fair value on a recurring basis	$47,122	$856	$46,266	$—
As of December 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$45,987	$—	$45,987	$—
Obligations of states and political subdivisions	6,139	—	6,139	—
Federal agency mortgage-backed securities	13,720	—	13,720	—
Federal agency collateralized mortgage obligations	189	—	189	—
Other debt securities	1,530	—	1,530	—
Money market mutual fund	2,995	2,995	—	—
Total assets measured at fair value on a recurring basis	$70,560	$2,995	$67,565	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of June 30, 2017:
Impaired loans	$1,365	$—	$—	$1,365
Other real estate owned	87	—	—	87
Total assets measured at fair value on a nonrecurring basis	$1,452	$—	$—	$1,452
As of December 31, 2016:
Impaired loans	$1,257	$—	$—	$1,257
Other real estate owned	679	—	—	679
Total assets measured at fair value on a nonrecurring basis	$1,936	$—	$—	$1,936

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

Quantitative information about Level 3 fair value measurements at June 30, 2017 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,365	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (5.73%)
		Valuation of business assets used as collateral(4)	Valuation adjustments(2)	50% (50%)
			Liquidation expenses	0%-10% (6.52%)
Other real estate owned	$87	Appraisal of collateral(1)	Appraisal adjustments(2)	(27.44%)
			Liquidation expenses	(8.00%)

Quantitative information about Level 3 fair value measurements at December 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,257	Appraisal of real estate collateral (1)	Appraisal adjustments(2)	0%-25% (4.87%)
		Valuation of business assets used as collateral(4)	Valuation adjustments(2)	0%-80% (75.32%)
			Liquidation expenses	0%-10% (8.01%)
Other real estate owned	$679	Appraisal of collateral(1)	Appraisal adjustments(2)	0% (0.00%)
			Liquidation expenses	5%-7% (6.94%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals and valuations of business assets may be adjusted by management for qualitative factors such as economic conditions, potential collectability and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

(4)  Fair value is generally determined based on specific customer’s business assets, such as accounts receivable, which have been used as collateral for loans.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of June 30, 2017, the fair value of other real estate owned consists of balances of $107 thousand, net of a valuation allowance of $20 thousand.  As of December 31, 2016, the fair value of other real estate owned consists of balances of $1.2 million, net of a valuation allowance of $520 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of June 30, 2017 the fair value of impaired loans consisted of loan balances with an allowance recorded of $968 thousand, net of valuation allowances of $88 thousand; and loan balances with no related allowance recorded of $545 thousand, net of partial charge-offs of $60 thousand. As of December 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $46 thousand; and loan balances with no related allowance recorded of $862 thousand, net of partial charge-offs of $196 thousand.

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

At June 30, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,971	$32,971	$32,971	$—	$—
Securities available for sale	47,122	47,122	856	46,266	—
Securities held to maturity	18,725	19,520	—	19,520	—
Loans receivable, net	491,434	497,937	—	—	497,937
Restricted stock	3,818	3,818	—	3,818	—
Accrued interest receivable	1,806	1,806	—	1,806	—

Liabilities:
Deposits	463,288	462,645	—	462,645	—
Federal Home Loan Bank of Pittsburgh advances	82,400	82,386	—	82,386	—
Subordinated debt	9,219	9,646	—	9,646	—
Accrued interest payable	582	582	—	582	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$4,761	$4,761	$4,761	$—	$—
Securities available for sale	70,560	70,560	2,995	67,565	—
Securities held to maturity	19,043	19,584	—	19,584	—
Loans receivable, net	484,913	490,890	—	—	490,890
Restricted stock	3,257	3,257	—	3,257	—
Accrued interest receivable	1,817	1,817	—	1,817	—

Liabilities:
Deposits	467,688	467,616	—	467,616	—
Federal Home Loan Bank of Pittsburgh advances	68,164	68,157	—	68,157	—
Subordinated debt	9,207	9,273	—	9,273	—
Accrued interest payable	510	510	—	510	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and six months ended June 30, 2017 and 2016, and its financial condition as of June 30, 2017 and December 31, 2016. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2017 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the six months ended June 30,
	2017	2016
Total revenue (1)	$ 9,432	$ 8,746
Net income	1,548	1,087
Total assets	607,451	506,916
Total loans receivable	494,719	418,069
Total deposits	463,288	410,635
(1)	Total revenue equals net interest income plus non-interest income.

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting estimates. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, the determination of the allowance for loan losses, valuation of other real estate owned, impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of June 30, 2017 and December 31, 2016 for more information.

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

Results of Operations

Income Statement Review

First Priority’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense accrued on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans or actual losses; (3) non-interest income, consisting of income from wealth management services, fees and other charges to our banking customers, and net gains or losses realized from the sale of assets; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes, including deferred taxes, when applicable. Each of these major elements is reviewed in more detail in the following discussion.

Results of Operations Comparative Summary

Shown in the table below are the three and six month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended June 30,		Increase (decrease)	% Change	For the six months ended June 30,		Increase (decrease)	% Change
	2017	2016			2017	2016
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,558	$4,061	$497	12.2%	$9,033	$8,011	$1,022	12.8%
Non-interest income	221	326	(105)	(32.2)%	399	735	(336)	(45.7)%
Total Revenue	4,779	4,387	392	8.9%	9,432	8,746	686	7.8%
Provision for loan losses	125	90	35	38.9%	135	200	(65)	(32.5)%
Non-interest expenses	3,551	3,485	66	1.9%	7,049	6,962	87	1.2%
Income before income tax expense	1,103	812	291	35.8%	2,248	1,584	664	41.9%
Income tax expense	337	256	81	31.6%	700	497	203	40.8%
Net Income	$766	$556	$210	37.8%	$1,548	$1,087	$461	42.4%
Preferred dividends, including net amortization	76	77	(1)	(1.3)%	153	254	(101)	(39.8)%
Net Income to common shareholders	$690	$479	$211	44.1%	$1,395	$833	$562	67.5%
Income per common share:
Basic	$0.11	$0.07	$0.04	57.1%	$0.21	$0.13	$0.08	61.5%
Diluted	$0.10	$0.07	$0.03	42.9%	$0.21	$0.13	$0.08	61.5%

Summary

First Priority’s consolidated net income for the six months ended June 30, 2017 increased 42.4% to $1.55 million, or $0.21 per basic and fully diluted common share, versus $1.09 million, or $0.13 per basic and fully diluted common share, for the same period in 2016.

Net income for the second quarter of 2017 totaled $766 thousand, or $0.11 per basic common share and $0.10 per fully diluted common share, a 37.8% increase compared to $556 thousand, or $0.07 per basic and fully diluted common share, in the second quarter of 2016.

Income to common shareholders, after preferred dividends, totaled $1.40 million for the first six months of 2017, a 67.5% increase over the prior year of $833 thousand.  This improvement includes a reduction of $101 thousand in preferred dividends when comparing to the prior year, which resulted from the redemption of $6 million of preferred stock in the first quarter of 2016.  Income to common shareholders in the current quarter totaled $690 thousand compared to $479 thousand in the second quarter of 2016, resulting in an increase of 44.1% over the prior year.

Income before income tax expense increased $664 thousand, or 41.9%, for the six months ended June 30, 2017 which primarily resulted from an increase in total revenue of $686 thousand, including an increase of $1.02 million in net interest income compared to the prior year.  For the current quarter, income before income tax expense increased $291 thousand, or 35.8%, resulting from an increase in total revenue of $392 thousand, including $497 thousand in net interest income compared to the prior year comparable quarter.

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

The following tables set forth, for the three and six months ended June 30, 2017 and 2016, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended June 30,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$490,803	$5,470	4.47%	$414,211	$4,718	4.58%	$752	15.9%
Taxable investment securities	41,159	288	2.81%	46,809	293	2.52%	(5)	(1.7)%
Nontaxable investment securities	14,513	147	4.06%	11,283	115	4.10%	32	27.8%
Total investment securities	55,672	435	3.13%	58,092	408	2.82%	27	6.6%
Deposits with banks and other (1)	7,997	45	2.26%	7,577	28	1.51%	17	60.7%
Total interest earning assets	554,472	5,950	4.30%	479,880	5,154	4.32%	796	15.4%
Non-interest-earning assets (1)	17,267			18,920
TOTAL ASSETS	$571,739			$498,800
Interest-bearing liabilities:
Demand, interest-bearing	$47,514	55	0.46%	$50,750	42	0.33%	$13	31.0%
Money market and savings	110,850	187	0.68%	95,020	115	0.49%	72	62.6%
Time deposits	242,414	836	1.38%	212,977	703	1.33%	133	18.9%
FHLB advances and other	49,888	142	1.14%	27,704	61	0.89%	81	132.8%
Subordinated debt	9,215	172	7.50%	9,192	172	7.52%	-	-
Total interest-bearing liabilities	459,881	1,392	1.21%	395,643	1,093	1.11%	299	27.4%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	60,298			54,379
Other liabilities	1,894			1,572
Shareholders’ equity	49,666			47,206
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,739			$498,800
Net interest income/rate spread		$4,558	3.09%		$4,061	3.21%	$497	12.2%
Net interest margin			3.30%			3.40%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

	For the Six Months Ended June 30,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$488,976	$10,763	4.44%	$410,851	$9,278	4.54%	$1,485	16.0%
Taxable investment securities	40,177	556	2.79%	50,350	594	2.37%	(38)	(6.4)%
Nontaxable investment securities	13,979	284	4.10%	12,848	262	4.10%	22	8.4%
Total investment securities	54,156	840	3.13%	63,198	856	2.72%	(16)	(1.9)%
Deposits with banks and other (1)	7,881	87	2.23%	5,834	56	1.94%	31	55.4%
Total interest earning assets	551,013	11,690	4.28%	479,883	10,190	4.27%	1,500	14.7%
Non-interest-earning assets (1)	17,595			18,946
TOTAL ASSETS	$568,608			$498,829
Interest-bearing liabilities:
Demand, interest-bearing	$50,524	109	0.44%	$45,829	67	0.29%	$42	62.7%
Money market and savings	112,805	353	0.63%	93,792	218	0.47%	135	61.9%
Time deposits	240,584	1,615	1.35%	219,569	1,423	1.30%	192	13.5%
FHLB advances and other	43,854	235	1.08%	29,466	127	0.87%	108	85.0%
Subordinated debt	9,212	345	7.54%	9,192	344	7.52%	1	0.3%
Total interest-bearing liabilities	456,979	2,657	1.17%	397,848	2,179	1.10%	478	21.9%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	60,532			51,740
Other liabilities	1,962			1,536
Shareholders’ equity	49,135			47,705
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$568,608			$498,829
Net interest income/rate spread		$9,033	3.11%		$8,011	3.17%	$1,022	12.8%
Net interest margin			3.31%			3.36%
(1)	Interest income includes dividends from restricted investments in bank stocks, average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Six Months Ended
	June 30, 2017 vs. 2016			June 30, 2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$868	$(116)	$752	$1,701	$(216)	$1,485
Taxable investment securities	(37)	32	(5)	(132)	94	(38)
Nontaxable investment securities	33	(1)	32	22	—	22
Total investment securities	(4)	31	27	(110)	94	(16)
Deposits with banks and other	2	15	17	22	9	31
Total interest earning assets	866	(70)	796	1,613	(113)	1,500
Interest expense:
Demand, interest-bearing	(3)	16	13	7	35	42
Money market and savings	22	50	72	50	85	135
Time deposits	102	31	133	137	55	192
FHLB advances and other	60	21	81	73	35	108
Subordinated debt	—	—	—	1	—	1
Total interest bearing liabilities	181	118	299	268	210	478
Change in net interest income	$685	$(188)	$497	$1,345	$(323)	$1,022

For the three months ended June 30, 2017, net interest income increased $497 thousand, or 12.2%, to $4.56 million compared to $4.06 million for the same period in 2016. Net interest margin decreased 10 basis points, to 3.30% in the current quarter, compared to 3.40% for the three months ended June 30, 2016. At the same time, net interest spread decreased 12 basis points from 3.21% for the second quarter of 2016 to 3.09% for the same period in 2017. Overall, when comparing these periods, incremental growth of average balances (volume) accounted for an increase of $685 thousand while the change in our relative rate structure resulted in a decline in net interest income of $188 thousand.

Average interest earning assets for the second quarter of 2017 increased $74.6 million, or 15.5%, including an increase in average loans of $76.6 million, or 18.5%, partially offset by a decrease in average investment balances of $2.4 million, or 4.2%, when compared to the prior year period. This overall increased volume of average earning assets provided an additional $866 thousand in interest income, specifically $868 thousand provided from incremental loan balances.  The average yield on earning assets decreased 2 basis points in the current period compared to the prior year three month period from 4.32% to 4.30%.  The calculated change in interest income related to changing rates is impacted by both changes in comparable interest rates and by the weighting of those changes in conjunction with relative product mix structure.  This total decrease of interest income related to rates was $70 thousand when comparing these periods, with the largest decline related to loans as the average rate declined 11 basis points.

Average interest bearing liabilities increased $64.2 million, or 16.2%, in the second quarter of 2017 compared to the same period last year.  During this time, average interest bearing deposits increased $42.0 million, or 11.7%, as average interest bearing demand deposits decreased $3.2 million, average money market and savings deposits increased $15.8 million and average time deposits increased $29.4 million,. At the same time, average total borrowed funds, including subordinated debt and FHLB advances and other, increased $22.2 million, or 60.2%, when comparing the second quarter of 2017 to 2016.  The incremental growth of average interest bearing liabilities resulted in an increase of interest expense of $181 thousand. At the same time, the average rate on interest bearing liabilities increased 10 basis points from 1.11% for the second quarter of 2016 to 1.21% in the current period, which along with the change in mix of balances, accounted for an increase in interest expense of $118 thousand.

For the six months ended June 30, 2017, net interest income increased 12.8%, or $1.02 million, to $9.03 million compared to $8.01 million for the same period in 2016. Net interest margin decreased from 3.36% for the first six months of 2016 to 3.31% for the same period in 2017. Net interest spread decreased from 3.17% for the first six months of 2016 to 3.11% for the same period in 2017. When comparing these periods, incremental growth of average balances accounted for an increase of $1.35 million while the change in our relative rate structure resulted in a decline in net interest income of $324 thousand.

Average interest earning assets for the first six months of 2017 increased $71.1 million, or 14.8%, including an increase in average loans outstanding of $78.1 million, or 19.0%, offset by a decrease in average investment balances of $9.0 million, or 14.3%, when compared to the prior year period. This overall increased volume of average earning assets provided an additional $1.61 million in interest income, of which $1.70 million was provided from incremental loan balances.  The average yield on earning assets increased 1 basis point in the current year compared to the prior year six month period from 4.27% to 4.28%.  The resulting lower interest income due to changing rates, which is also impacted by changes in product mix structure, was $113 thousand when comparing these periods, with the largest decline related to loans as the average rate on loans declined 10 basis points.

Average interest bearing liabilities increased $59.1 million, or 14.9%, in 2017.  During this time, overall average deposit balances increased $44.7 million, or 12.5%, as average interest bearing demand deposits increased $4.7 million, average money market and savings deposits increased $19.0 million and average time deposits increased $21.0 million.  At the same time, average total borrowed funds, including subordinated debt and FHLB advances and other, increased $14.4 million, or 37.3%. The incremental growth of average interest bearing liabilities resulted in an increase of interest expense of $267 thousand. Concurrently, the average rate on interest bearing liabilities increased 7 basis points from 1.10% for the first six months of 2016 to 1.17% in the current year, which along with the change in mix of balances, accounted for an increase in interest expense of $211 thousand.

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

The provision for loan losses was $125 thousand and $135 thousand for the three and six months ended June 30, 2017 compared to $90 thousand and $200 thousand for the same periods in 2016.  The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans.  Total loans outstanding increased $6.5 million during the six months ended June 30, 2017 and increased $8.9 million during the same period of 2016. Net loan charge-offs totaled $180 thousand for the six months ended June 30, 2017 compared to $188 thousand for the six months ended June 30, 2016, while period end asset quality ratios generally improved from a year ago

Acquired loans are initially recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off, refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore are included as part of the calculation of the allowance for loan losses.

Non-Interest Income

For the three and six months ended June 30, 2017, non-interest income totaled $221 thousand and $399 thousand, compared to $326 thousand and $735 thousand for the same period in 2016, respectively. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.  As reflected in the table below, the most significant declines in non-interest income relate to gains realized from the sale of investment securities, which declined $23 thousand and $233 thousand, respectively, for the three and six months ended June 30, 2017, compared to the prior year period and a reduction of wealth management related fees which were $91 thousand and $121 thousand lower in the current quarter and first six months of 2017, respectively.

The decline of wealth management fees primarily resulted from new regulations implemented by the Department of Labor beginning in the second quarter of 2017 and expected to be fully implemented in 2018.  These changes require that fees booked on certain non-deposit financial solutions for bank clients be recognized into income over the life of the investment.  Additionally, the Bank has one less registered sales representative in 2017 to sell wealth management products.

Components of non-interest income are shown in the table below:

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2017 vs.	2017 vs.	June 30,		2016 vs.	2016 vs.
	2017	2016	2016	2016	2017	2016	2015	2015
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$18	$109	$(91)	(83.5)%	$57	$178	$(121)	(68.0)%
Service charges on deposits	32	36	(4)	(11.1)	68	70	(2)	(2.9)
Other branch fees	49	44	5	11.4	99	88	11	12.5
Loan related fees	17	12	5	41.7	26	18	8	44.4
Gains on sales of investment securities	81	104	(23)	(22.1)	106	339	(233)	(68.7)
Bank owned life insurance income	17	19	(2)	(10.5)	35	39	(4)	(10.3)
Other	7	2	5	250.0	8	3	5	166.7
Total Non-Interest Income	$221	$326	$(105)	(32.2)%	$399	$735	$(336)	(45.7)%

Non-Interest Expenses

For the three and six months ended June 30, 2017, non-interest expenses were $3.55 million and $7.05 million, compared to $3.49 million and $6.96 million, respectively, in the same periods in 2016, representing an increase of $66 thousand and $87 thousand, or 1.9% and 1.2%, respectively.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the three months ended		Net Change	% Change	For the six months ended		Net Change	% Change
	June 30,		2017 vs.	2017 vs.	June 30,		2017 vs.	2017 vs.
	2017	2016	2016	2016	2017	2016	2016	2016
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,024	$2,033	$(9)	(0.4)%	$4,050	$4,014	$36	0.9%
Occupancy and equipment	453	468	(15)	(3.2)	908	1,011	(103)	(10.2)
Data processing equipment and operations	236	220	16	7.3	464	437	27	6.2
Professional fees	165	171	(6)	(3.5)	337	307	30	9.8
Marketing, advertising and business development	70	54	16	29.6	110	98	12	12.2
FDIC insurance assessments	129	75	54	72.0	275	132	143	108.3
Pennsylvania bank shares tax expense	94	86	8	9.3	184	169	15	8.9
Other real estate owned costs	64	107	(43)	(40.2)	96	192	(96)	(50.0)
Other	316	271	45	16.6	625	602	23	3.8
Total Non-Interest Expenses	$3,551	$3,485	$66	1.9%	$7,049	$6,962	$87	1.2%

Highlights of significant non-interest expenses items for the three and six month periods ended June 30, 2017 versus the comparable 2016 periods include the following:

•

Salaries and employee benefits decreased $9 thousand, or 0.4%, in the three months ended June 30, 2017 compared to the second quarter of 2016 and increased $36 thousand, or 0.9%, in the six months ended June 30, 2017 compared to 2016.  Generally, incremental staffing costs and related payroll taxes to enhance business development opportunities and increased bonus expenses were partially offset by lower wealth management commissions and stock based compensation expenses.

~~•~~

Occupancy and equipment costs decreased $15 thousand, or 3.2%, comparing the current quarter with the same period in 2016 and declined $103 thousand, or 10.2%, in the first six months of 2017 compared to the prior year. This decrease resulted from an acceleration of costs taken in the first quarter of 2016 and lower ongoing operating costs, both related to the closure of the Plumstead branch in 2016.

~~•~~	Data processing fees increased $16 thousand, or 7.3%, compared to the second quarter of 2016 and increased $27 thousand, or 6.2%, when comparing the first six months of 2017 to the prior year.

~~•~~

Professional fees decreased $6 thousand, or 3.5%, in the second quarter of 2017 compare to 2016 and increased $30 thousand, or 9.8%, in the six months ended June 30, 2017 compared to the same period in 2016.  These variances resulted from increased legal and external accounting fees which were partially offset by a decline in consulting fees.

~~•~~

Marketing, advertising and business development expenses increased $16 thousand, or 29.6%, in the current quarter compared to last year and $12 thousand, or 12.2%, for the six months ended June 30, 2017 compared to the same period a year ago primarily related to marketing campaigns to enhance brand awareness and specific deposit product advertising.

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

•

Net costs related to other real estate owned decreased $43 thousand, or 40.2%, in the current quarter compared to the same period in 2016 and decreased $96 thousand, or 50.0%, in the current six month period versus the prior year period.  When comparing these periods, lower ongoing maintenance and operating costs and valuation write-downs were partially offset by a lower level of rental income, all of which are related to the ongoing liquidation of properties with no new properties added to the portfolio in the last twelve months.

•

Other expenses increased $45 thousand, or 16.6%, in the current quarter compared to the quarter ended June 30, 2016 and increased $23 thousand, or 3.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Provision for Income Taxes

Income tax expense recorded in the three and six months ended June 30, 2017 totaled $337 thousand and $700 thousand compared to $256 thousand and $497 thousand for the three and six months ended June 30, 2016.  The Company’s effective tax rate for the three and six months ended June 30, 2017 was 30.6% and 31.1%, compared to 31.5% and 31.4% for the three and six months in the prior year.

The Company’s net operating loss (“NOL”) carryforwards totaled $2.8 million as of June 30, 2017, including acquired NOLs. First Priority had NOL carryforwards of $1.4 million at June 30, 2017, which expire in 2033 through 2034; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.0 million at June 30, 2017, which is subject to certain limitations and expires in 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity Bancorp, Inc. (“Affinity”), of which $331 thousand remains available to reduce future federal income taxes as of June 30, 2017. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Financial Condition as of June 30, 2017 and December 31, 2016

Balance Sheet Review

			Net Change	% Change
	June 30,	December 31,	2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 32,971	$ 4,761	$ 28,210	592.5%
Investment securities	65,847	89,603	(23,756)	-26.5%
Loans receivable	494,719	488,243	6,476	1.3%
Total earning assets	593,537	582,607	10,930	1.9%

Allowance for loan losses	(3,285)	(3,330)	45	-1.4%
Restricted investments in bank stocks	3,818	3,257	561	17.2%
Premises and equipment, net	1,680	1,755	(75)	-4.3%
Bank owned life insurance	3,291	3,256	35	1.1%
Other real estate owned	638	1,486	(848)	-57.1%
Deferred income tax assets, net	1,918	2,697	(779)	-28.9%
Goodwill and other identifiable intangibles	2,926	2,960	(34)	-1.1%
Other assets	2,928	3,107	(179)	-5.8%
Total assets	$ 607,451	$ 597,795	$ 9,656	1.6%

Liabilities
Deposits	$ 463,288	$ 467,688	$ (4,400)	-0.9%
Borrowed funds	91,619	77,371	14,248	18.4%
Other liabilities	2,733	4,690	(1,957)	-41.7%
Total liabilities	557,640	549,749	7,891	1.4%
Equity
Total shareholders' equity	49,811	48,046	1,765	3.7%
Total liabilities and shareholders' equity	$ 607,451	$ 597,795	$ 9,656	1.6%

Total assets at June 30, 2017 were $607.5 million, representing an increase of $9.7 million, or 1.6%, when compared to total assets of $597.8 million at December 31, 2016.  Total assets at June 30, 2017 consisted primarily of earning assets totaling $593.5 million, including loans outstanding of $494.7 million, investment securities of $65.8 million and cash and cash equivalents of $33.0 million. At December 31, 2016, total assets consisted primarily of earning assets totaling $582.6 million, including of loans outstanding of $488.2 million, investment securities of $89.6 million and cash and cash equivalents of $4.8 million.

Deposits totaled $463.3 million at June 30, 2017 compared to $467.7 million at December 31, 2016, a decrease of $4.4 million, or 0.9%. Borrowed funds consisted primarily of advances from Federal Home Bank of Pittsburgh totaling $82.4 million at June 30, 2017 compared to $68.2 million at December 31, 2016, an increase of $14.2 million, or 20.9%, while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at June 30, 2017 was $49.8 million, representing an increase of $1.77 million from $48.0 million at December 31, 2016, primarily due to earnings recorded during the related period.

Investments

First Priority’s total investment portfolio was $65.8 million at June 30, 2017, compared to $89.6 million at December 31, 2016, a decline of $23.8 million, or 26.5%. During the first half of 2017, the Company purchased $22.2 million of additional investments, including $10 million related to short term discount notes, and sold nine state and municipal obligation bonds with a book value of $2.3 million, in order to take advantage of favorable market conditions.  Also, as of December 31, 2016, the investment portfolio included $40 million of short-term investments, consisting of United States Treasury securities, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2017.  Other investment portfolio activity resulted in a decline in balances of $3.7 million.

As of June 30, 2017 and December 31, 2016, investments totaling $47.1 million and $70.6 million, respectively, were classified as available for sale while $18.7 million and $19.0 million, respectively, were classified as held to maturity. Total investments accounted for 10.8% and 15.0% of total assets at each respective date. Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $321 thousand at June 30, 2017 compared to net unrealized losses of $75 thousand at December 31, 2016. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at June 30, 2017 was comprised of federal agency securities (24%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (26%), obligations of states and political subdivisions (45%), and corporate and other debt securities (5%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at June 30, 2017 or December 31, 2016 and recorded no OTTI charges during either of the three or six months ended June 30, 2017 and 2016.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at June 30, 2017. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of June 30, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$13,992	0.89%	$1,992	1.57%	$—	—	$—	—	$15,984	0.97%
Obligations of states and political subdivisions	—	—	869	1.66%	—	—	10,445	4.03%	11,314	3.85%
Federal agency mortgage backed securities	—	—	—	—	5,566	2.17%	11,698	2.15%	17,264	2.16%
Federal agency collateralized mortgage obligations	—	—	—	—	132	1.42%	3	2.50%	135	1.44%
Other debt securities	—	—	—	—	1,569	5.50%	—	—	1,569	5.50%
Money market mutual fund	856	0.70%	—	—	—	—	—	—	856	0.70%
Total investments available for sale	$14,848	0.88%	$2,861	1.60%	$7,267	2.88%	$22,146	3.04%	$47,122	2.24%

	Securities Held to Maturity, at Amortized Cost
	As of June 30, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$1,212	4.08%	$991	3.90%	$16,040	4.36%	$18,243	4.32%
Other debt securities	—	—	—	—	—	—	482	4.37%	482	4.37%
Total investments held to maturity	$—	—	$1,212	4.08%	$991	3.90%	$16,522	4.36%	$18,725	4.32%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at June 30, 2017 and December 31, 2016 are shown in the following table:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$15,988	$15,984	$45,984	$45,987
Obligations of states and political subdivisions	11,021	11,314	6,103	6,139
Federal agency mortgage-backed securities	17,300	17,264	13,863	13,720
Federal agency collateralized mortgage obligations	136	135	190	189
Other debt securities	1,500	1,569	1,500	1,530
Money market mutual fund	856	856	2,995	2,995
Total investment securities available for sale	$46,801	$47,122	$70,635	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,243	$18,980	$18,561	$19,089
Other debt securities	482	540	482	495
Total held to maturity	$18,725	$19,520	$19,043	$19,584

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both June 30, 2017 and December 31, 2016, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $3.7 million and $3.2 million as of June 30, 2017 and December 31, 2016, respectively.

Loans

First Priority’s loan portfolio is the primary component of its assets. At June 30, 2017, total loans were $494.7 million, representing an increase of $6.5 million, or 1.3%, from total loans outstanding of $488.2 million at December 31, 2016. During the first six months of 2017 new organic loan production totaled approximately $30 million while the Company experienced approximately $30 million in principal payments, unscheduled loan payoffs or net declines in lines of credit outstanding.  During the same period, the Company purchased $7 million of performing residential real estate loans which were underwritten using similar standards as the Bank uses for its originated mortgage portfolio.  The following table sets forth the classification of First Priority’s loan portfolio at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$86,130	17%	$89,625	18%
Commercial Mortgage	227,137	46%	223,315	46%
Commercial Construction	27,681	6%	22,408	5%
Total Commercial	340,948	69%	335,348	69%
Residential Mortgage	117,384	24%	110,538	23%
Home Equity Lines	20,829	4%	24,669	5%
Other Consumer	15,613	3%	17,514	3%
Total Consumer	36,442	7%	42,183	8%
Total Loans	494,774	100%	488,069	100%
Net deferred loan costs	(55)	—	174	—
Total	$494,719	100%	$488,243	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of June 30, 2017, commercial mortgage loans totaled $227.1 million, consisting of $137.4 million of loans to finance commercial business properties, of which 62% are owner occupied, $14.5 million to finance, and are secured by, multifamily properties, $57.8 million secured by 1-4 family residential dwelling properties for business purposes, and $17.4 million for other purposes. In addition, as of June 30, 2017, loans to lessors of non-residential buildings totaled $82.7 million, which is included in commercial mortgage loans; of this amount, $34.4 million, or 42%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of June 30, 2017, totaled 74% and 204% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	593	776
Total non-performing loans (1)	593	776
Other real estate owned	638	1,486
Total non-performing assets (2)	1,231	2,262
Performing troubled debt restructurings (3)	938	637
Total non-performing assets and performing troubled debt restructurings	$2,169	$2,899
Non-performing loans as a percentage of total loans	0.12%	0.16%
Non-performing assets as a percentage of total assets	0.20%	0.38%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.36%	0.49%
Ratio of allowance to non-performing loans at end of period	554%	429%
Ratio of allowance to non-performing assets at end of period	267%	147%
Allowance for loan losses as a percentage of total loans	0.66%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(3)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $593 thousand at June 30, 2017, a decrease of $183 thousand, or 23.6%, from $776 thousand at December 31, 2016.  This decline was due to a charge-off on a portion of a business loan totaling $104 thousand, which relied on business assets as collateral, due to non-performance after the business closed.  Additionally, three additional loans were restored to accruing status in the first quarter of 2017 based on improved financial performance.  There were no loans added to non-accrual status during the current period.  Total non-performing loans as a percentage of total loans at June 30, 2017 was 0.12%, compared to 0.16% at December 31, 2016.

Other real estate owned totaled $638 thousand at June 30, 2017 compared to $1.5 million at December 31, 2016.  During the first six months of 2017, four properties with recorded values totaling $823 thousand were liquidated, which resulted in a net combined gain from sales of $47 thousand, partially offset by a current year valuation adjustment on one of those properties of $11 thousand.  As of June 30, 2017 and December 31, 2016 there were no repossessed assets.  Non-performing assets totaled $1.2 million, or 0.20% of total assets, as of June 30, 2017, compared to $2.3 million, or 0.38% of total assets, as of December 31, 2016.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At June 30, 2017 and December 31, 2016, First Priority had performing troubled debt restructurings totaling $938 and $637 thousand, respectively, as of each respective date.  The increase between the two dates resulted from a participated loan relationship where the Bank held a relatively small portion of the entire relationship, totaling $300 thousand, after a charge-off of $30 thousand.  The overall banks involved in the participation relationship decided to accept a re-financing of the loan which required banks involved to take a write down in proportion to their respective holdings.  These actions required First Priority to record the remaining loan as a troubled debt restructuring until paid off, which is expected in the third quarter.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to its policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of June 30, 2017 and December 31, 2016, loans past due 30 to 89 days and still accruing totaled $100 thousand and $474 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.14% and 0.24%, respectively, of total loans outstanding.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$3,332	$2,783	$3,330	$2,795
Charge-offs:
Commercial and Industrial	146	75	146	75
Commercial Mortgage	30	—	30	72
Other consumer loans	—	—	24	75
Total loans charged off	176	75	200	222
Recoveries:
Commercial and Industrial	2	2	2	19
Home equity lines of credit	1	3	1	8
Other consumer	1	4	17	7
Total recoveries	4	9	20	34
Net loans charged off	172	66	180	188
Provision charged to operations	125	90	135	200
Balance at end of period	$3,285	$2,807	$3,285	$2,807
Average loans (1)	$490,803	$414,211	$488,976	$410,851

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	0.14%	0.06%	0.07%	0.09%
Allowance for loan losses as a percentage of total loans	0.66%	0.67%	0.66%	0.67%

(1)	Includes non-accrual loans

The allowance for loan losses was $3.3 million at both June 30, 2017 and December 31, 2016, which represented 0.66% and 0.68% of total loans outstanding at both respective dates. Net charge-offs recorded totaled $180 thousand and $188 thousand for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	June 30,		December 31,
	2017		2016
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$634	17%	$647	18%
Commercial Mortgage	1,107	46%	1,051	46%
Commercial Construction	138	6%	113	5%
Residential Mortgage Loans	474	24%	452	23%
Home Equity Lines of Credit	123	4%	188	5%
Other Consumer Loans	87	3%	97	3%
Total Allocated	2,563	100%	2,548	100%
Unallocated	722		782
Total Allowance for loan losses	$3,285		$3,330

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.

A specific allocation of $88 thousand has been provided on impaired loans of $1.5 million at June 30, 2017 compared to a specific allocation of $47 thousand related to $1.4 million of impaired loans at December 31, 2016.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative adjustment factor of up to 65 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.5 million at both June 30, 2017 and December 31, 2016.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the six months ended June 30, 2017 to the year ended December 31, 2016.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of June 30, 2017, management believes that the allowance for loan losses of $3.3 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of June 30, 2017, these loans totaled $82.7 million and $63.9 million, respectively, or 16.7% and 12.9%, respectively, of the total loans outstanding. As of December 31, 2016, these same classifications of loans totaled $80.9 million and $67.7 million, respectively, or 16.6% and 13.9%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $463.3 million at June 30, 2017 compared to $467.7 million at December 31, 2016, representing a decrease of $4.4 million, or 0.9%. During the six months ended June 30, 2017, demand deposits decreased $17.2 million, or 15.3%, consisting of an increase in non-interest bearing deposits of $6.8 million offset by a reduction of interest-bearing NOW accounts of $24.0 million.  The decline in NOW accounts primarily resulted in four separate municipal deposit accounts which withdrew a combined $20.5 million in deposits towards the end of the second quarter related to fiscal year-end funding requirements.  During this same time, money market deposit and savings deposits combined for a decrease of $2.9 million, or 2.6%, while total time deposits increased $15.7 million, or 6.5%.  The increase in time deposits was comprised of an increase in retail time deposits of $45.5 million offset by a decrease in brokered time deposits of $29.8 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At June 30, 2017 and December 31, 2016, brokered deposits totaled $109.0 million and $138.8 million, respectively, which are included in time deposits. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under the prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$60,298		$54,379		$60,532		$51,740
Demand, interest-bearing	47,514	0.46%	50,750	0.33%	50,524	0.44%	45,829	0.29%
Money market and savings deposits	110,850	0.68%	95,020	0.49%	112,805	0.63%	93,792	0.47%
Time deposits	242,414	1.38%	212,977	1.33%	240,584	1.35%	219,569	1.30%
Total interest-bearing deposits	400,778	1.08%	358,747	0.97%	403,913	1.04%	359,190	0.95%
Total deposits	$461,076		$413,126		$464,445		$410,930

The maturity distribution of time deposits of $100,000 or more as of June 30, 2017, is as follows:

June 30,
2017
Three Months or Less	$3,260
Over Three Through Six Months	5,724
Over Six Through Twelve Months	35,144
Over Twelve Months	30,458
TOTAL	$74,586

Short-Term Borrowed Funds

At June 30, 2017, First Priority had short-term borrowings totaling $70.4 million, compared to $56.2 million at December 31, 2016, an increase of $14.2 million, or 25.3%, between the periods. Short-term borrowings consist of advances from the FHLB with an original maturity of one year or less as of issuance date and provide a short-term funding source related to all other balance sheet changes. Advances from the FHLB at June 30, 2017 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the six months ended June 30, 2017 and 2016. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the six months ended June 30,
	2017	2016
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$5	$4
Weighted average rate during the period	1.52%	0.76%
FHLB short-term borrowings:
Balance at period end	$70,400	$22,900
Weighted average rate at period end	1.24%	0.56%
Maximum month-end balance	$70,400	$29,875
Average daily balance during the period	$31,849	$14,463
Weighted average rate during the period	1.04%	0.62%

Long-Term Debt

Long-term debt totaled $12.0 million as of both June 30, 2017 and December 31, 2016.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.17% as of both June 30, 2017 and December 31, 2016, and an average remaining life of 0.7 years and 1.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $12.0 million and $15.0 million during the six months ended June 30, 2017 and 2016, respectively, with an average rate of 1.19% and 1.09% for each of these respective periods. The maximum month-end balance of these borrowings was $12.0 million and $15.0 million for the six month periods of 2017 and 2016, respectively.

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

Capital Resources

Shareholders’ equity at June 30, 2017 was $49.8 million, representing an increase of $1.8 million from $48.0 million at December 31, 2016. Increases in equity related to net income of $1.55 million, stock based compensation costs of $115 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $255 thousand, were partially offset by preferred dividends paid of $153 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at June 30, 2017 and December 31, 2016.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of June 30, 2017	As of December 31, 2016	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer (2017)	To Be Considered "Well-Capitalized"	As of June 30, 2017	As of December 31, 2016
Total risk-based capital	12.35%	12.11%	8.00%	9.25%	10.00%	12.31%	12.07%
Tier 1 risk-based capital	9.70%	9.40%	6.00%	7.25%	8.00%	9.66%	9.35%
Tier 1 common equity capital	9.01%	8.80%	4.50%	5.75%	6.50%	9.66%	9.35%
Tier 1 leverage capital	8.08%	7.92%	4.00%	N/A	5.00%	8.04%	7.87%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2016.  As of June 30, 2017, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the six months ended June 30, 2017 and 2016.

	At or for the six months ended
	June 30,
	2017	2016
Return on average assets................................	0.55%	0.44%
Return on average equity................................	6.35%	4.58%
Average equity to average assets ratio........	8.64%	9.56%

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

At June 30, 2017 and December 31, 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $106.7 million and $98.2 million, respectively. In addition, as of each of these dates, the Company maintained $1.2 million and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding as of each respective date, on behalf of its customers.

As of June 30, 2017 and December 31, 2016, the Company also had deposit letters of credit totaling $12.2 million and $16.0 million as of each date, respectively, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At June 30, 2017, wholesale funding sources totaled $191.4 million and were comprised of $109.0 million of brokered certificates of deposit and $82.4 million of FHLB advances. At December 31, 2016, wholesale funding sources totaled $207.0 million and were comprised of $138.8 million of brokered certificates of deposit and $68.2 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of June 30, 2017 and December 31, 2016, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At June 30, 2017 and December 31, 2016, the Bank had a total borrowing capacity with the FHLB of $211 million and $206 million, respectively, with advances and letters of credit outstanding of $94.6 million and $84.2 million, respectively.  Short-term liquid assets at June 30, 2017 and December 31, 2016 totaled $36.7 million and $42.0 million, respectively, and were comprised of $26.7 million and $2.0 million, respectively, of interest bearing deposits held at correspondent banks and, $10 million and $40 million, respectively, of investment securities due within 30 days.

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

At June 30, 2017, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: August 11, 2017	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: August 11, 2017	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer

Exhibit Index

Exhibit No.	Title

3.1(i)

Articles of Incorporation of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1 to First Priority’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016)

3.1(ii)

Certificate of Designations for the “Fixed Rate Cumulative Perpetual Preferred Stock, Series C” of First Priority Financial Corp. (incorporated by reference to Exhibit 3.1(IV) to First Priority’s Registration Statement No. 333-183118 on Form S-4 filed with the SEC on August 7, 2012)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements.