Form 10-Q
period 2017-09-30
FIRST PRIORITY FINANCIAL CORP.
filed 2017-11-13
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2017

or

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 10, 2017
Common Stock, $1.00 Par Value	6,577,969 Outstanding Shares

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$5,422	$2,790
Interest-bearing deposits in banks	24,062	1,971
Total cash and cash equivalents	29,484	4,761
Securities available for sale, at fair value (amortized cost: $53,397 and $70,635, respectively)	53,661	70,560
Securities held to maturity, at amortized cost (fair value: $19,544 and $19,584, respectively)	18,705	19,043
Loans receivable	497,918	488,243
Less: allowance for loan losses	3,317	3,330
Net loans	494,601	484,913
Restricted investments in bank stocks	2,208	3,257
Premises and equipment, net	1,658	1,755
Bank owned life insurance	3,308	3,256
Accrued interest receivable	1,918	1,817
Other real estate owned	550	1,486
Deferred taxes	1,718	2,697
Goodwill	2,725	2,725
Intangible assets with finite lives, net	185	235
Other assets	1,312	1,290
Total Assets	$612,033	$597,795
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$68,034	$54,817
Interest-bearing	432,499	412,871
Total deposits	500,533	467,688
Federal Home Loan Bank of Pittsburgh advances	44,439	68,164
Subordinated debt	9,225	9,207
Accrued interest payable	698	510
Other liabilities	6,662	4,180
Total Liabilities	561,557	549,749
Shareholders’ Equity:
Preferred stock, Series C, 9%, $100 par value; authorized 10,000,000 shares:
liquidation value: $1,000 per share, 3,404 shares issued and outstanding;
liquidation value: $3,404 as of each date presented.	3,404	3,404
Common stock, $1 par value; authorized 20,000,000 shares
issued and outstanding: 2017: 6,577,969; 2016: 6,529,719	6,578	6,530
Surplus	40,758	40,629
Accumulated deficit	(438)	(2,475)
Accumulated other comprehensive income (loss)	174	(42)
Total Shareholders’ Equity	50,476	48,046
Total Liabilities and Shareholders’ Equity	$612,033	$597,795

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans receivable, including fees	$5,628	$4,944	$16,391	$14,222
Securities—taxable	309	283	865	877
Securities—exempt from federal taxes	155	87	439	349
Interest bearing deposits and other	53	27	140	83
Total Interest and Dividend Income	6,145	5,341	17,835	15,531
Interest Expense
Deposits	1,254	885	3,331	2,593
Short-term borrowings	113	46	278	90
Long-term debt	35	40	105	123
Subordinated debt	172	171	517	515
Total Interest Expense	1,574	1,142	4,231	3,321
Net Interest Income	4,571	4,199	13,604	12,210
Provision for Loan Losses	30	510	165	710
Net Interest Income after Provision for Loan Losses	4,541	3,689	13,439	11,500
Non-Interest Income
Wealth management fee income	46	73	103	251
Gains on sales of investment securities	81	456	187	795
Bank owned life insurance income	18	19	53	58
Other	94	93	295	272
Total Non-Interest Income	239	641	638	1,376
Non-Interest Expenses
Salaries and employee benefits	2,167	2,047	6,217	6,061
Occupancy and equipment	469	451	1,377	1,462
Data processing equipment and operations	229	225	693	662
Professional fees	178	208	515	515
Marketing, advertising, and business development	122	70	232	168
FDIC insurance assessments	124	97	399	229
Pennsylvania bank shares tax expense	77	76	261	245
Other real estate owned	45	156	141	348
Other	316	306	941	908
Total Non-Interest Expenses	3,727	3,636	10,776	10,598
Income before Income Tax Expense	1,053	694	3,301	2,278
Income Tax Expense	334	218	1,034	715
Net Income	$719	$476	$2,267	$1,563
Preferred dividends	77	76	230	330
Income to Common Shareholders	$642	$400	$2,037	$1,233
Income per common share:
Basic	$0.10	$0.06	$0.31	$0.19
Diluted	$0.09	$0.06	$0.30	$0.19
Weighted average common shares outstanding:
Basic	6,577	6,527	6,552	6,509
Diluted	6,816	6,570	6,769	6,556

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$719	$476	$2,267	$1,563
Other comprehensive income:
Securities available for sale:
Change in unrealized gain (loss) on securities available for sale	24	(58)	526	881
Reclassification adjustment for realized gains on sale of investment securities included in net income	(81)	(456)	(187)	(795)
Tax effect	19	174	(115)	(30)
Net unrealized gain (loss) arising during the period	(38)	(340)	224	56
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to interest and dividend income on taxable securities during the period	(1)	(3)	(12)	(22)
Tax effect	—	1	4	8
Net unrealized holding losses on securities transferred during the period	(1)	(2)	(8)	(14)
Total other comprehensive income (loss)	(39)	(342)	216	42
Total comprehensive income	$680	$134	$2,483	$1,605

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	—	—	—	(330)	—	(330)
Redemption of preferred stock	(6,000)	—	—	—	—	(6,000)
Issuance of 36,250 shares of restricted common stock, net of 200 forfeited shares	—	36	(36)	—	—	—
Exercise of 2,000 shares of common stock options	—	2	10	—	—	12
Net income	—	—	—	1,563	—	1,563
Other comprehensive income	—	—	—	—	42	42
Stock based compensation expense	—	—	252	—	—	252
Balance—September 30, 2016	$3,404	$6,530	$40,553	$(3,135)	$278	$47,630
Balance – December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046
Preferred stock dividends	—	—	—	(230)	—	(230)
Issuance of 52,700 shares of restricted common stock, net of forfeitures of 4,450 shares	—	48	(48)	—	—	—
Net income	—	—	—	2,267	—	2,267
Other comprehensive income	—	—	—	—	216	216
Stock based compensation expense	—	—	177	—	—	177
Balance—September 30, 2017	$3,404	$6,578	$40,758	$(438)	$174	$50,476

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$2,267	$1,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	710
Write down of other real estate owned	44	140
Depreciation and amortization of premises and equipment	197	238
Net amortization	267	182
Stock based compensation expense	177	252
Net amortization of investment securities premiums and discounts	108	115
Net gain on sale of investment securities	(187)	(795)
Net gain on sale of other real estate owned	(74)	(7)
Net loss on disposal of premises and equipment	1	25
Bank owned life insurance policy income	(53)	(58)
Deferred income tax expense	868	611
(Increase) decrease in accrued interest receivable	(100)	28
Increase in other assets	(21)	(279)
Increase in accrued interest payable	188	63
Increase (decrease) in other liabilities	25	(128)
Net Cash Provided by Operating Activities	3,872	2,660
Cash Flows from Investing Activities
Net originations in loans	(3,060)	(1,560)
Purchase of loans	(7,005)	(77,326)
Purchases of securities available for sale	(39,650)	(1,569)
Redemption of restricted stock	1,048	38
Proceeds from maturities or calls of securities available for sale	52,507	58,728
Proceeds from maturities or calls of securities held to maturity	270	525
Proceeds from the sale of securities available for sale	6,972	13,564
Proceeds from the sale of other real estate owned	966	293
Purchases of premises and equipment	(101)	(55)
Net Cash Provided by (Used in) Investing Activities	11,947	(7,362)
Cash Flows from Financing Activities
Net increase in deposits	32,859	34,093
Net decrease in short-term borrowings	(20,725)	(1,037)
Payments on long-term borrowings	(3,000)	(3,000)
Payments regarding Subordinated debt issuance costs	—	(16)
Redemption of preferred stock	—	(6,000)
Proceeds from the exercise of common stock options	—	12
Cash dividends paid on preferred stock	(230)	(350)
Net Cash Provided by Financing Activities	8,904	23,702
Net Increase in Cash and Cash Equivalents	24,723	19,000
Cash and Cash Equivalents—Beginning	4,761	5,909
Cash and Cash Equivalents—Ending	$29,484	$24,909
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchased	$5,155	$—
Transfer of loans receivable to other real estate owned	$—	$342
Cash paid for interest on deposits and borrowings	$4,058	$3,346
Cash paid for income taxes	$151	$104

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to September 30, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both September 30, 2017 and December 31, 2016, represents management’s estimate of potential losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement where Net Income is Presented
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Sale of investment securities available for sale	$(81)	$(456)	$(187)	$(795)	Gains on sale of investment securities
Amortization of unrealized holding gain (losses) on securities transferred from available for sale to held to maturity	(1)	(3)	(12)	(22)	Interest and dividend Income on taxable securities
Tax effect	28	156	68	278	Income Tax Expense
Total reclassification	$(54)	$(303)	$(131)	$(539)

Accumulated other comprehensive income as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized gain on available for sale securities	$174	$(50)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	-	8
Total	$174	$(42)

Note 2—Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. First Priority’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach and will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for First Priority). Early adoption is permitted; however, First Priority will adopt this new accounting guidance in 2018, as required, and expects to adopt the new guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance; including wealth management fees, fees on deposits, gains and losses on the sale of other real estate owned and debit card interchange fees; but have not identified material changes to the timing or amount of revenue recogintion.  Based on our current implementation effort, First Priority does not expect the adoption of this accounting guidance to have a significant impact on the Company’s financial condition or results of operations.  The Company will also be subject to expanded disclosure requirements upon adoption for which the Company is still in the process of evaluating.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has eight leases related to its current office locations, all of which are classified as operating leases, which upon implementation of the new standard in January 2019, will result in both a right-of-use asset and a corresponding lease liability in its consolidated balance sheets currently estimated at approximately $4.5 million.  The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted.  The Company is reviewing our system and data collection to determine necessary changes to our current practice.

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

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 157,029 shares as of September 30, 2017 and 437,560 shares as of September 30, 2016.

The calculations of basic and diluted earnings per common share are presented below for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(In thousands, except per share information)
	2017	2016	2017	2016
Net income	$719	$476	$2,267	$1,563
Less: preferred stock dividends	(77)	(76)	(230)	(330)
Income to common shareholders	$642	$400	$2,037	$1,233
Average basic common shares outstanding	6,577	6,527	6,552	6,509
Effect of dilutive stock options	239	43	217	47
Average number of common shares used to calculate diluted earnings per common share	6,816	6,570	6,769	6,556
Basic earnings per common share	$0.10	$0.06	$0.31	$0.19
Diluted earnings per common share	$0.09	$0.06	$0.30	$0.19

The amount of preferred stock dividends related to each series of preferred stock are presented below for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Preferred dividends:
Preferred Series A	$—	$—	$—	$77
Preferred Series B	—	—	—	4
Preferred Series C	77	76	230	249
Total preferred dividends	$77	$76	$230	$330

Note 4—Securities

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$13,990	$2	$(6)	$13,986
Obligations of states and political subdivisions	11,209	235	(22)	11,422
Federal agency mortgage-backed securities	26,540	65	(68)	26,537
Federal agency collateralized mortgage obligations	122	—	(1)	121
Other debt securities	1,500	59	—	1,559
Money market mutual fund	36	—	—	36
Total investment securities available for sale	$53,397	$361	$(97)	$53,661
Held To Maturity:
Obligations of states and political subdivisions	$18,223	$795	$(9)	$19,009
Other debt securities	482	53	—	535
Total investment securities held to maturity	$18,705	$848	$(9)	$19,544

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$45,984	$8	$(5)	$45,987
Obligations of states and political subdivisions	6,103	46	(10)	6,139
Federal agency mortgage-backed securities	13,863	33	(176)	13,720
Federal agency collateralized mortgage obligations	190	—	(1)	189
Other debt securities	1,500	30	—	1,530
Money market mutual fund	2,995	—	—	2,995
Total investment securities available for sale	$70,635	$117	$(192)	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,561	$561	$(33)	$19,089
Other debt securities	482	13	—	495
Total investment securities held to maturity	$19,043	$574	$(33)	$19,584

The Company previously transferred investment securities from available for sale to held to maturity securities.  Related to these transfers, there were no net unrealized holding gains or losses as of September 30, 2017, compared to $12 thousand as of December 31, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at September 30, 2017 and December 31, 2016.

	As of September 30, 2017
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,987	$(6)	4	$—	$—	—	$3,987	$(6)	4
Obligations of states and political subdivisions	3,328	(22)	7	—	—	—	3,328	(22)	7
Federal agency mortgage-backed securities	5,997	(67)	6	19	(1)	1	6,016	(68)	7
Federal agency collateralized mortgage obligations	—	—	—	121	(1)	1	121	(1)	1
Total Available for Sale	$13,312	$(95)	17	$140	$(2)	2	$13,452	$(97)	19
Held to Maturity:
Obligations of states and political subdivisions	$836	$(9)	2	$—	$—	—	$836	$(9)	2
Total Held to Maturity	$836	$(9)	2	$—	$—	—	$836	$(9)	2

	As of December 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,984	$(5)	4	$—	$—	—	$3,984	$(5)	4
Obligations of states and political subdivisions	—	—	—	872	(10)	1	872	(10)	1
Federal agency mortgage-backed securities	10,667	(175)	11	39	(1)	1	10,706	(176)	12
Federal agency collateralized mortgage obligations	159	(1)	1	—	—	—	159	(1)	1
Total Available for Sale	$14,810	$(181)	16	$911	$(11)	2	$15,721	$(192)	18
Held to Maturity:
Obligations of states and political subdivisions	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7
Total Held to Maturity	$2,289	$(33)	7	$—	$—	—	$2,289	$(33)	7

As of September 30, 2017, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is unlikely that it will be required to sell any of these securities before recovery. Management does not believe any individual unrealized loss on individual securities, as of September 30, 2017 represents other than temporary impairment.

For the three and nine months ended September 30, 2017 there were realized gains of $81 thousand and $187 thousand.  For the three and nine months ended September 30, 2016 there were realized gains of $456 thousand and $795 thousand.

Securities totaling $57.2 million and $42.0 million were pledged at September 30, 2017 and December 31, 2016, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $20 thousand and $40 thousand at September 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of securities as of September 30, 2017 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	September 30, 2017
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$11,996	$11,995	$—	$—
Due after one year through five years	2,858	2,854	1,210	1,239
Due after five years through ten years	1,500	1,559	991	1,031
Due after ten years	10,345	10,559	16,504	17,274
	26,699	26,967	18,705	19,544
Federal agency collateralized mortgage obligations	122	121	—	—
Federal agency mortgage-backed securities	26,540	26,537	—	—
Money market mutual fund	36	36	—	—
Total	$53,397	$53,661	$18,705	$19,544

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial:
Commercial and industrial	$85,182	$89,625
Commercial mortgage	224,838	223,315
Commercial construction	28,464	22,408
Total commercial	338,484	335,348
Residential mortgage loans	123,061	110,538
Consumer:
Home equity lines of credit	20,582	24,669
Other consumer loans	15,904	17,514
Total consumer	36,486	42,183
Total	498,031	488,069
Allowance for loan losses	(3,317)	(3,330)
Net deferred loan costs (fees)	(113)	174
Total net loans receivable	$494,601	$484,913

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

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended					For the Nine Months Ended
	September 30, 2017					September 30, 2017
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$634	$—	$1	$(6)	$629	$647	$(146)	$3	$125	$629
Commercial mortgage	1,107	—	—	(47)	1,060	1,051	(30)	—	39	1,060
Commercial construction	138	—	—	1	139	113	—	—	26	139
Residential mortgage loans	474	—	—	70	544	452	—	—	92	544
Home equity lines of credit	123	—	—	(13)	110	188	—	1	(79)	110
Other consumer loans	87	—	1	(5)	83	97	(24)	18	(8)	83
Unallocated	722	—	—	30	752	782	—	—	(30)	752
Total	$3,285	$—	$2	$30	$3,317	$3,330	$(200)	$22	$165	$3,317

	For the Three Months Ended					For the Nine Months Ended
	September 30, 2016					September 30, 2016
	Allowance for Loan Losses					Allowance for Loan Losses
	(Dollars in thousands)					(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$567	$—	$1	$115	$683	$631	$(75)	$20	$107	$683
Commercial mortgage	828	—	—	163	991	831	(72)	—	232	991
Commercial construction	57	—	—	24	81	56	—	—	25	81
Residential mortgage loans	276	—	—	—	276	259	—	—	17	276
Home equity lines of credit	152	—	1	16	169	167	—	9	(7)	169
Other consumer loans	47	—	4	26	77	84	(75)	11	57	77
Unallocated	880	—	—	166	1,046	767	—	—	279	1,046
Total	$2,807	$—	$6	$510	$3,323	$2,795	$(222)	$40	$710	$3,323

The following tables present the balance in the allowance for loan losses at September 30, 2017 and December 31, 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	September 30, 2017
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$629	$42	$587	$85,182	$722	$84,460
Commercial mortgage	1,060	14	1,046	224,838	347	224,491
Commercial construction	139	—	139	28,464	—	28,464
Residential mortgage loans	544	99	445	123,061	637	122,424
Home equity lines of credit	110	—	110	20,582	—	20,582
Other consumer loans	83	—	83	15,904	3	15,901
Unallocated	752	—	752	—	—	—
Total	$3,317	$155	$3,162	$498,031	$1,709	$496,322

	December 31, 2016
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$647	$—	$647	$89,625	$705	$88,920
Commercial mortgage	1,051	—	1,051	223,315	6	223,309
Commercial construction	113	—	113	22,408	—	22,408
Residential mortgage loans	452	47	405	110,538	637	109,901
Home equity lines of credit	188	—	188	24,669	14	24,655
Other consumer loans	97	—	97	17,514	51	17,463
Unallocated	782	—	782	—	—	—
Total	$3,330	$47	$3,283	$488,069	$1,413	$486,656

The following tables summarize information in regard to impaired loans by loan portfolio class as of September 30, 2017 and December 31, 2016 as well as for the three and nine month periods ended September 30, 2017 and 2016, respectively:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$391	$705	$—	$705	$1,268	$—
Commercial mortgage	153	191	—	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	3	3	—	51	80	—
With an allowance recorded:
Commercial and industrial	$331	$331	$42	$—	$—	$—
Commercial mortgage	194	194	14	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	99	637	637	47
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$722	$1,036	$42	$705	$1,268	$—
Commercial mortgage	347	385	14	6	57	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	99	637	637	47
Home equity lines of credit	—	—	—	14	16	—
Other consumer loans	3	3	—	51	80	—
Total	$1,709	$2,061	$155	$1,413	$2,058	$47

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$397	$2	$749	$—	$543	$2	$723	$—
Commercial mortgage	151	2	1,187	13	56	2	1,323	42
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	—	—	22	—	—	—	28	—
Home equity lines of credit	—	—	93	1	—	—	94	3
Other consumer loans	3	—	167	2	3	—	174	5
With an allowance recorded:
Commercial and industrial	$332	$—	$718	$5	$150	$—	$671	$19
Commercial mortgage	4	—	507	5	1	—	442	16
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	637	5	638	6	638	17	638	18
Home equity lines of credit	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total:
Commercial and industrial	$729	$2	$1,467	$5	$693	$2	$1,394	$19
Commercial mortgage	155	2	1,694	18	57	2	1,765	58
Commercial construction	—	—	—	—	—	—	—	—
Residential mortgage loans	637	5	660	6	638	17	666	18
Home equity lines of credit	—	—	93	1	—	—	94	3
Other consumer loans	3	—	167	2	3	—	174	5
Total	$1,524	$9	$4,081	$32	$1,391	$21	$4,093	$103

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commercial and industrial	$572	$705
Commercial mortgage	200	6
Residential mortgage loans	—	—
Home equity lines of credit	—	14
Other consumer loans	3	51
Total	$775	$776

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $16 thousand and $53 thousand for the three and nine months ended September 30, 2017 and $22 thousand and $72 thousand for the three and nine months ended September 30, 2016, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$84,465	$—	$717	$—	$85,182
Commercial mortgage	223,166	—	1,672	—	224,838
Commercial construction	28,464	—	—	—	28,464
Residential mortgage loans	123,061	—	—	—	123,061
Consumer:
Home equity lines of credit	20,582	—	—	—	20,582
Other consumer loans	15,904	—	—	—	15,904
Total	$495,642	$—	$2,389	$—	$498,031

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,503	$—	$1,122	$—	$89,625
Commercial mortgage	221,544	—	1,771	—	223,315
Commercial construction	22,408	—	—	—	22,408
Residential mortgage loans	110,538	—	—	—	110,538
Consumer:
Home equity lines of credit	24,655	—	14	—	24,669
Other consumer loans	17,463	—	51	—	17,514
Total	$485,111	$-	$2,958	$—	$488,069

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$385	$9	$563	$957	$84,225	$85,182
Commercial mortgage	229	194	6	429	224,409	224,838
Commercial construction	—	—	—	—	28,464	28,464
Residential mortgage loans	—	—	—	—	123,061	123,061
Consumer:
Home equity lines of credit	—	—	—	—	20,582	20,582
Other consumer loans	19	65	3	87	15,817	15,904
Total	$633	$268	$572	$1,473	$496,558	$498,031

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$293	$60	$632	$985	$88,640	$89,625
Commercial mortgage	—	—	6	6	223,309	223,315
Commercial construction	—	—	—	—	22,408	22,408
Residential mortgage loans	—	104	—	104	110,434	110,538
Consumer:
Home equity lines of credit	—	—	—	—	24,669	24,669
Other consumer loans	17	—	4	21	17,493	17,514
Total	$310	$164	$642	$1,116	$486,953	$488,069

As of September 30, 2017 and December 31, 2016, there were no loans 90 days past due and still accruing interest.

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

The following tables reflect information regarding TDR’s entered into by the Company for the period ended September 30, 2017.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	—	$—	$—	1	$166	$151
Commercial mortgage	—	—	—	1	164	149
Total	—	$—	$—	2	$330	$300

For the nine months ended September 30, 2017, there were two loans, involving one borrower, modified into trouble debt restructurings related to a participation in a combined loan relationship whereby the Bank and all other banks involved entered into an agreement to accept a payment modification.  For the year ended December 31, 2016 there were no new TDR’s entered into.

The following tables summarize the balance of outstanding TDR’s at September 30, 2017 and December 31, 2016:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
September 30, 2017
Commercial and Industrial	1	$149	$-	$149
Residential mortgage loans	1	637	-	637
Commercial mortgage loans	1	148	-	148
Total	3	$934	$—	$934

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2016
Residential mortgage loans	1	$637	$-	$637
Home equity lines of credit	1	-	14	14
Other consumer loans	1	-	20	20
Total	3	$637	$34	$671

As of September 30, 2017 and December 31, 2016 there were no TDR’s which were subsequently in default and there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

The carrying amount of foreclosed residential real estate properties held was $466 thousand as of September 30, 2017.  There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of September 30, 2017.

Note 6—Deposits

The components of deposits at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Demand, non-interest bearing	$68,034	$54,817
Demand, interest-bearing	28,218	57,168
Money market and savings accounts	126,438	113,655
Time, $100 and over	83,158	45,311
Time, other	194,685	196,737
	$500,533	$467,688

Included in time, other at September 30, 2017 and December 31, 2016 are brokered deposits of $116.3 million and $138.8 million, respectively.

As of September 30, 2017 and December 31, 2016 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $29.2 million and $8.0 million, respectively, an increase of $21.2 million due to retail time deposit promotions initiated in the nine months ended September 30, 2017.

At September 30, 2017, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
9/30/2018	$156,687
9/30/2019	64,766
9/30/2020	29,565
9/30/2021	17,571
9/30/2022	9,239
Thereafter	15
$277,843

Note 7—Stock Compensation Program

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

A summary of stock option activity is presented below for the nine months ended September 30, 2017:

	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	955,060	$6.35
Granted during the period	7,500	7.92
Forfeited during period	(12,500)	6.74
Expired	(12,190)	10.71
Outstanding at end of period (1)	937,870	6.30
Exercisable at end of period (1)	342,370	$7.63

(1)	Included in options outstanding and exercisable at September 30, 2017 are 100,000 organizer options, with an exercise price of $10.00 per share which expired unexercised on October 18, 2017.

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at September 30, 2017 were 4.92 and 2.33, respectively, and 5.84 years and 2.98 years, respectively, at December 31, 2016. The aggregate intrinsic value of all outstanding stock options based on the closing price was $1.9 million as of September 30, 2017, including $428 thousand related to currently exercisable options, and $705 thousand as of December 31, 2016, including $150 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Dividend yield..................................	0.00%
Expected life.....................................	7 years
Expected volatility...........................	23%
Risk-free interest rate......................	2.04%
Weighted average fair value..........	$ 2.34

For option grants to individual employees, the Company assumes no forfeitures.  For option grants made to a group of employees, a 10% forfeiture rate is typically assumed at the date of the grant, and compared to actual forfeitures on an annual basis.

Under the terms of the merger agreement with Affinity dated February 28, 2013, each Affinity option became fully vested and was exchanged for a grant of 0.9813 First Priority options, with an adjusted exercise price to reflect the exchange ratio and maintains the same expiration date as the original option. As of September 30, 2017, 38,270 of these options remain outstanding with an average exercise price of $9.08 and a remaining contractual term of 2.54 years.

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

As of September 30, 2017, there was $137 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 2.00 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 55,000 performance options have been cancelled to date, leaving 44,000 which remain outstanding as of September 30, 2017.  Of this outstanding amount, the Company has made the determination, as of September 30, 2017, that it is not probable that an additional 27,500 will achieve vesting requirements and therefore, reversed the expense related to these options.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of September 30, 2017, there was $581 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 31, 2021.

A summary of restricted stock award activity is presented below for the nine months ended September 30, 2017:

Shares
Outstanding unvested shares at beginning of period	89,450
Shares Granted during period	52,700
Shares Forfeited during the period	(4,450)
Shares Vested during period	(13,550)
Outstanding unvested shares at end of period	124,150

Note 8—Regulatory Matters

The Bank’s capital amounts (dollars in thousands) and ratios at September 30, 2017 and December 31, 2016 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2017
Total capital (to risk-weighted assets)	$59,370	12.47%		$38,083	>8.0%	$	>47,603	>10.0%
Tier 1 capital (to risk-weighted assets)	46,793	9.83		>28,562	>6.0		>38,083	>8.0
Tier 1 common equity capital (to risk-weighted assets)	46,793	9.83		>21,421	>4.5		>30,942	>6.5
Tier 1 capital (to total assets)	46,793	8.10		>23,110	>4.0		>28,888	>5.0
December 31, 2016
Total capital (to risk-weighted assets)	$55,900	12.07%	$	>37,064	>8.0%	$	>46,330	>10.0%
Tier 1 capital (to risk-weighted assets)	43,328	9.35		>27,798	>6.0		>37,064	>8.0
Tier 1 common equity capital (to risk-weighted assets)	43,328	9.35		>20,848	>4.5		>30,114	>6.5
Tier 1 capital (to total assets)	43,328	7.87		>22,023	>4.0		>27,528	>5.0

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

Note 9—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2017 and December 31, 2016 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

During the nine months ended September 30, 2017 there were no changes in methodologies for determining fair value measurements and there were no transfers between fair value hierarchy levels.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2017:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$13,986	$—	$13,986	$—
Obligations of states and political subdivisions	11,422	—	11,422	—
Federal agency mortgage-backed securities	26,537	—	26,537	—
Federal agency collateralized mortgage obligations	121	—	121	—
Other debt securities	1,559	—	1,559	—
Money market mutual fund	36	36	—	—
Total assets measured at fair value on a recurring basis	$53,661	$36	$53,625	$—
As of December 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$45,987	$—	$45,987	$—
Obligations of states and political subdivisions	6,139	—	6,139	—
Federal agency mortgage-backed securities	13,720	—	13,720	—
Federal agency collateralized mortgage obligations	189	—	189	—
Other debt securities	1,530	—	1,530	—
Money market mutual fund	2,995	2,995	—	—
Total assets measured at fair value on a recurring basis	$70,560	$2,995	$67,565	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of September 30, 2017:
Impaired loans	$1,480	$—	$—	$1,480
Other real estate owned	69	—	—	69
Total assets measured at fair value on a nonrecurring basis	$1,549	$—	$—	$1,549
As of December 31, 2016:
Impaired loans	$1,257	$—	$—	$1,257
Other real estate owned	679	—	—	679
Total assets measured at fair value on a nonrecurring basis	$1,936	$—	$—	$1,936

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

Quantitative information about Level 3 fair value measurements at September 30, 2017 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,480	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-25% (8.15%)
		Valuation of business assets used as collateral(4)	Valuation adjustments	50% (50.00%)
			Liquidation expenses	0%-22% (11.25%)
Other real estate owned	$69	Appraisal of collateral(1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	8% (8.00%)

Quantitative information about Level 3 fair value measurements at December 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,257	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-25% (4.87%)
		Valuation of business assets used as collateral(4)	Valuation adjustments	0%-80% (75.32%)
			Liquidation expenses	0%-10% (8.01%)
Other real estate owned	$679	Appraisal of collateral(1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	5%-7% (6.94%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals and valuations of business assets may be adjusted by management for qualitative factors such as economic conditions, potential collectability and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of September 30, 2017, the fair value of other real estate owned consists of balances of $69 thousand, net of a valuation allowance of $38 thousand.  As of December 31, 2016, the fair value of other real estate owned consists of balances of $1.2 million, net of a valuation allowance of $520 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of September 30, 2017 the fair value of impaired loans consisted of loan balances with an allowance recorded of $1.16 million, net of valuation allowances of $155 thousand; and loan balances with no related allowance recorded of $533 thousand, net of partial charge-offs of $60 thousand. As of December 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $46 thousand; and loan balances with no related allowance recorded of $862 thousand, net of partial charge-offs of $196 thousand.

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

At September 30, 2017 and December 31, 2016, the estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$29,484	$29,484	$29,484	$—	$—
Securities available for sale	53,661	53,661	36	53,625	—
Securities held to maturity	18,705	19,544	—	19,544	—
Loans receivable, net	494,601	501,919	—	—	501,919
Restricted stock	2,208	2,208	—	2,208	—
Accrued interest receivable	1,918	1,918	—	1,918	—

Liabilities:
Deposits	500,533	499,944	—	499,944	—
Federal Home Loan Bank of Pittsburgh advances	44,439	44,410	—	44,410	—
Subordinated debt	9,225	9,076	—	9,076	—
Accrued interest payable	698	698	—	698	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$4,761	$4,761	$4,761	$—	$—
Securities available for sale	70,560	70,560	2,995	67,565	—
Securities held to maturity	19,043	19,584	—	19,584	—
Loans receivable, net	484,913	490,890	—	—	490,890
Restricted stock	3,257	3,257	—	3,257	—
Accrued interest receivable	1,817	1,817	—	1,817	—

Liabilities:
Deposits	467,688	467,616	—	467,616	—
Federal Home Loan Bank of Pittsburgh advances	68,164	68,157	—	68,157	—
Subordinated debt	9,207	9,273	—	9,273	—
Accrued interest payable	510	510	—	510	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three and nine months ended September 30, 2017 and 2016, and its financial condition as of September 30, 2017 and December 31, 2016. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2017 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the nine months ended September 30,
	2017	2016
Total revenue (1)	$ 14,242	$ 13,586
Net income	2,267	1,563
Total assets	612,033	571,964
Total loans receivable	497,918	487,335
Total deposits	500,533	442,693
(1)	Total revenue equals net interest income plus non-interest income.

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

Results of Operations Comparative Summary

Shown in the table below are the three and nine month reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended September 30,		Increase (decrease)	% Change	For the nine months ended September 30,		Increase (decrease)	% Change
	2017	2016			2017	2016
	(Dollars in thousands)				(Dollars in thousands)
Net interest income	$4,571	$4,199	$372	8.9%	$13,604	$12,210	$1,394	11.4%
Non-interest income	239	641	(402)	(62.7)%	638	1,376	(738)	(53.6)%
Total Revenue	4,810	4,840	(30)	(0.6)%	14,242	13,586	656	4.8%
Provision for loan losses	30	510	(480)	(94.1)%	165	710	(545)	(76.8)%
Non-interest expenses	3,727	3,636	91	2.5%	10,776	10,598	178	1.7%
Income before income tax expense	1,053	694	359	51.7%	3,301	2,278	1,023	44.9%
Income tax expense	334	218	116	53.2%	1,034	715	319	44.6%
Net Income	$719	$476	$243	51.1%	$2,267	$1,563	$704	45.0%
Preferred dividends, including net amortization	77	76	1	1.3%	230	330	(100)	(30.3)%
Net Income to common shareholders	$642	$400	$242	60.5%	$2,037	$1,233	$804	65.2%
Income per common share:
Basic	$0.10	$0.06	$0.04	66.7%	$0.31	$0.19	$0.12	63.2%
Diluted	$0.09	$0.06	$0.03	50.0%	$0.30	$0.19	$0.11	57.9%

Summary

First Priority’s consolidated net income for the nine months ended September 30, 2017 increased 45.0% to $2.27 million, or $0.31 per basic and $0.30 per fully diluted common share, versus $1.56 million, or $0.19 per basic and fully diluted common share, for the same period in 2016.

Net income for the third quarter of 2017 totaled $719 thousand, or $0.10 per basic and $0.09 per fully diluted common share, a 51.1% increase compared to $476 thousand, or $0.06 per basic and fully diluted common share, in the third quarter of 2016.

Income to common shareholders, after preferred dividends, totaled $2.04 million for the first nine months of 2017, a 65.2% increase over the prior year of $1.2 million.  This improvement includes a reduction of $100 thousand in preferred dividends when comparing to the prior year, which resulted from the redemption of $6 million of preferred stock in the first quarter of 2016.  Income to common shareholders in the current quarter totaled $642 thousand compared to $400 thousand in the third quarter of 2016, resulting in an increase of 60.5% over the prior year.

Income before income tax expense increased $1.02 million, or 44.9%, for the nine months ended September 30, 2017, which primarily resulted from an increase in net interest income and a lower provision for loan losses; partially offset by lower gains from investment sales and wealth management fees when compared to the prior year.  For the current quarter, income before income tax expense increased $359 thousand, or 51.7%.

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

The following tables set forth, for the three and nine months ended September 30, 2017 and 2016, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended September 30,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$497,119	$5,628	4.49%	$447,874	$4,944	4.39%	$684	13.8%
Taxable investment securities	44,897	309	2.73%	40,259	283	2.80%	26	9.2%
Nontaxable investment securities	15,617	155	3.94%	8,461	87	4.07%	68	78.2%
Total investment securities	60,514	464	3.04%	48,720	370	3.02%	94	25.4%
Deposits with banks and other (1)	7,628	53	2.76%	7,969	27	1.33%	26	96.3%
Total interest earning assets	565,261	6,145	4.31%	504,563	5,341	4.21%	804	15.1%
Non-interest-earning assets (1)	16,344			18,655
TOTAL ASSETS	$581,605			$523,218
Interest-bearing liabilities:
Demand, interest-bearing	$29,150	$26	0.35%	$49,318	$41	0.33%	$(15)	(36.6)%
Money market and savings	119,871	261	0.86%	104,317	144	0.55%	117	81.3%
Time deposits	262,235	967	1.46%	210,438	700	1.32%	267	38.1%
FHLB advances and other	44,969	148	1.31%	44,268	85	0.76%	63	74.1%
Subordinated debt	9,221	172	7.41%	9,197	172	7.43%	-	-
Total interest-bearing liabilities	465,446	1,574	1.34%	417,538	1,142	1.09%	432	37.8%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	63,593			56,087
Other liabilities	2,035			1,797
Shareholders’ equity	50,531			47,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$581,605			$523,218
Net interest income/rate spread		$4,571	2.97%		$4,199	3.12%	$372	8.9%
Net interest margin			3.21%			3.31%
(1)	Interest income includes dividends from restricted investments in bank stocks; the average balance of these restricted stocks are included in non-interest-earning assets.

	For the Nine Months Ended September 30,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$491,720	$16,391	4.46%	$423,282	$14,222	4.49%	$2,169	15.3%
Taxable investment securities	41,768	865	2.77%	46,962	877	2.50%	(12)	(1.4)%
Nontaxable investment securities	14,531	439	4.04%	11,375	349	4.09%	90	25.8%
Total investment securities	56,299	1,304	3.10%	58,337	1,226	2.81%	78	6.4%
Deposits with banks and other (1)	7,796	140	2.40%	6,551	83	1.69%	57	68.7%
Total interest earning assets	555,815	17,835	4.29%	488,170	15,531	4.25%	2,304	14.8%
Non-interest-earning assets (1)	17,173			18,848
TOTAL ASSETS	$572,988			$507,018
Interest-bearing liabilities:
Demand, interest-bearing	$43,321	$135	0.42%	$47,000	$108	0.31%	$27	25.0%
Money market and savings	115,186	614	0.71%	97,326	362	0.50%	252	69.6%
Time deposits	247,880	2,582	1.39%	216,503	2,123	1.31%	459	21.6%
FHLB advances and other	44,230	383	1.16%	34,436	213	0.82%	170	79.8%
Subordinated debt	9,215	517	7.50%	9,194	515	7.49%	2	0.4%
Total interest-bearing liabilities	459,832	4,231	1.23%	404,459	3,321	1.10%	910	27.4%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	61,563			53,199
Other liabilities	1,987			1,565
Shareholders’ equity	49,606			47,795
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$572,988			$507,018
Net interest income/rate spread		$13,604	3.06%		$12,210	3.15%	$1,394	11.4%
Net interest margin			3.27%			3.34%
(1)	Interest income includes dividends from restricted investments in bank stocks; the average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income			Changes in Net Interest Income
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	(Dollars in thousands)			(Dollars in thousands)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Loans receivable	$566	$118	$684	$2,269	$(100)	$2,169
Taxable investment securities	34	(8)	26	(103)	91	(12)
Nontaxable investment securities	71	(3)	68	95	(5)	90
Total investment securities	105	(11)	94	(8)	86	78
Deposits with banks and other	(1)	27	26	18	39	57
Total interest earning assets	670	134	804	2,279	25	2,304
Interest expense:
Demand, interest-bearing	(16)	1	(15)	(9)	36	27
Money market and savings	24	93	117	75	177	252
Time deposits	186	81	267	320	139	459
FHLB advances and other	1	62	63	71	99	170
Subordinated debt	—	—	—	2	—	2
Total interest bearing liabilities	195	237	432	459	451	910
Change in net interest income	$475	$(103)	$372	$1,820	$(426)	$1,394

For the three months ended September 30, 2017, net interest income increased $372 thousand, or 8.9%, to $4.57 million compared to $4.20 million for the same period in 2016. Net interest margin decreased 10 basis points, to 3.21% in the current quarter, compared to 3.31% for the three months ended September 30, 2016. At the same time, net interest spread decreased 15 basis points from 3.12% for the third quarter of 2016 to 2.97% for the same period in 2017. Overall, when comparing these periods, incremental growth of average balances (volume) accounted for an increase of $475 thousand while the change in our relative rate structure resulted in a decline in net interest income of $103 thousand.

Average interest earning assets for the third quarter of 2017 increased $60.7 million, or 12.0%, including an increase in average loans of $49.2 million, or 11.0%, and an increase in average investment securities and average other interest earning assets of $11.5 million, or 20.2%, when compared to the prior year period. This overall increased volume of average earning assets provided an additional $670 thousand in interest income, specifically $566 thousand provided from incremental loan balances.  The average yield on earning assets increased 10 basis points in the current period compared to the prior year three month period from 4.21% to 4.31%.  The calculated change in interest income related to changing rates is impacted by both changes in comparable interest rates for each product and by the weighting of those changes in conjunction with relative product mix structure.  This total increase of interest income related to rates was $134 thousand when comparing these periods, with the increase primarily related to loans as the average rate increased 10 basis points.

Average interest bearing liabilities increased $47.9 million, or 11.5%, in the third quarter of 2017 compared to the same period last year.  During this time, average interest bearing deposits increased $47.2 million, or 13.0%, as average interest bearing demand deposits decreased $20.2 million, primarily related to withdrawals from four separate school district accounts at the end of their fiscal year, average money market and savings deposits increased $15.6 million, and average time deposits increased $51.8 million,. At the same time, average total borrowed funds, including subordinated debt and FHLB advances and other, increased $725 thousand, or 1.4%, when comparing the third quarter of 2017 to 2016.  The incremental growth of average interest bearing liabilities resulted in an increase of interest expense of $195 thousand. At the same time, the average rate on interest bearing liabilities increased 25 basis points from 1.09% for the third quarter of 2016 to 1.34% in the current period, which along with the change in mix of balances accounted for an increase in interest expense of $237 thousand.

For the nine months ended September 30, 2017, net interest income increased 11.4%, or $1.39 million, to $13.60 million compared to $12.21 million for the same period in 2016. Net interest margin decreased from 3.34% for the first nine months of 2016 to 3.27% for the same period in 2017. Net interest spread decreased from 3.15% for the first nine months of 2016 to 3.06% for the same period in 2017. When comparing these periods, incremental growth of average balances accounted for an increase of $1.82 million while the change in our relative rate structure resulted in a decline in net interest income of $426 thousand.

Average interest earning assets for the first nine months of 2017 increased $67.6 million, or 13.9%, including an increase in average loans outstanding of $68.4 million, or 16.2%, offset by a decrease in average investment balances and average other interest earning assets of $793 thousand, or 1.2%, when compared to the prior year period. This overall increased volume of average earning assets provided an additional $2.28 million in interest income, of which $2.27 million was provided from incremental loan balances.  The average yield on earning assets increased 4 basis point in the current year compared to the prior year nine month period from 4.25% to 4.29%.  The resulting increase in interest income due to changing rates, which is also impacted by changes in product mix structure, was $25 thousand when comparing these periods.

Average interest bearing liabilities increased $55.4 million, or 13.7%, in 2017.  During this time, overall interest bearing average deposit balances increased $45.6 million, or 12.6%, as average interest bearing demand deposits decreased $3.7 million, average money market and savings deposits increased $17.9 million and average time deposits increased $31.4 million.  At the same time, average total borrowed funds, including subordinated debt and FHLB advances and other, increased $9.8 million, or 22.5%. The incremental growth of average interest bearing liabilities resulted in an increase of interest expense of $459 thousand. Concurrently, the average rate on interest bearing liabilities increased 13 basis points from 1.10% for the first nine months of 2016 to 1.23% in the current year, which along with the change in mix of balances, accounted for an increase in interest expense of $451 thousand.

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

The provision for loan losses was $30 thousand and $165 thousand for the three and nine months ended September 30, 2017 compared to $510 thousand and $710 thousand for the same periods in 2016.  During the third quarter of 2016, the Company recorded an initial loan loss provision of $500 thousand related to the acquisition of $65 million in loans from another local banking institution.  The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans.  Total loans outstanding increased $9.7 million during the nine months ended September 30, 2017 and increased $78.2 million during the same period of 2016, including the loan purchase mentioned above. Net loan charge-offs totaled $178 thousand for the nine months ended September 30, 2017 compared to $182 thousand for the nine months ended September 30, 2016, while period end asset quality ratios generally improved from a year ago.

Non-Interest Income

For the three and nine months ended September 30, 2017, non-interest income totaled $239 thousand and $638 thousand, compared to $641 thousand and $1.38 million for the same period in 2016, respectively. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.  As reflected in the table below, the most significant declines in non-interest income relate to gains realized from the sale of investment securities, which declined $375 thousand and $608 thousand, respectively, for the three and nine months ended September 30, 2017, compared to the prior year period and a reduction of wealth management related fees which declined $27 thousand and $148 thousand in the current quarter and first nine months of 2017, respectively.

The decline of wealth management fees has resulted partially from new regulations being implemented by the Department of Labor (“DOL”) beginning in 2017 which limits product offerings available for certain types and purposes of accounts and implements new fee structures, which are both considered by the DOL to be more aligned in the “best interest” of the client.  These changes have reduced commission income the Bank has received during 2017.  Additionally, the Bank has one less registered sales representative in 2017 to sell wealth management products, of which $57 thousand of commission income was attributed to this individual in the first nine months of 2016.

Components of non-interest income are shown in the table below:

	For the Three Months Ended		Net Change	% Change	For the Nine Months Ended		Net Change	% Change
	September 30,		2017 vs.	2017 vs.	September 30,		2017 vs.	2017 vs.
	2017	2016	2016	2016	2017	2016	2016	2016
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$46	$73	$(27)	(37.0)%	$103	$251	$(148)	(59.0)%
Service charges on deposits	33	34	(1)	(2.9)	101	105	(4)	(3.8)
Other branch fees	43	44	(1)	(2.3)	142	132	10	7.6
Loan related fees	12	13	(1)	(7.7)	38	31	7	22.6
Gains on sales of investment securities	81	456	(375)	(82.2)	187	795	(608)	(76.5)
Bank owned life insurance income	18	19	(1)	(5.3)	53	58	(5)	(8.6)
Other	6	2	4	200.0	14	4	10	250.0
Total Non-Interest Income	$239	$641	$(402)	(62.7)%	$638	$1,376	$(738)	(53.6)%

Non-Interest Expenses

For the three and nine months ended September 30, 2017, non-interest expenses were $3.73 million and $10.78 million, compared to $3.64 million and $10.60 million, respectively, in the same periods in 2016, representing an increase of $91 thousand and $178 thousand, or 2.5% and 1.7%, respectively.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the Three Months Ended		Net Change	% Change	For the Nine Months Ended		Net Change	% Change
	September 30,		2017 vs.	2017 vs.	September 30,		2017 vs.	2017 vs.
	2017	2016	2016	2016	2017	2016	2016	2016
	(Dollars in thousands)				(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,167	$2,047	$120	5.9%	$6,217	$6,061	$156	2.6%
Occupancy and equipment	469	451	18	4.0	1,377	1,462	(85)	(5.8)
Data processing equipment and operations	229	225	4	1.8	693	662	31	4.7
Professional fees	178	208	(30)	(14.4)	515	515	-	-
Marketing, advertising and business development	122	70	52	74.3	232	168	64	38.1
FDIC insurance assessments	124	97	27	27.8	399	229	170	74.2
Pennsylvania bank shares tax expense	77	76	1	1.3	261	245	16	6.5
Other real estate owned costs	45	156	(111)	(71.2)	141	348	(207)	(59.5)
Other	316	306	10	3.3	941	908	33	3.6
Total Non-Interest Expenses	$3,727	$3,636	$91	2.5%	$10,776	$10,598	$178	1.7%

Highlights of significant non-interest expenses items for the three and nine month periods ended September 30, 2017 versus the comparable 2016 periods include the following:

•

Salaries and employee benefits increased $120 thousand, or 5.9%, in the three months ended September 30, 2017 compared to the third quarter of 2016 and increased $156 thousand, or 2.6%, in the nine months ended September 30, 2017 compared to 2016.  Incremental staffing costs and related payroll taxes to enhance business development opportunities and increased bonus expenses, generally tied to overall operating results, were partially offset by lower wealth management commissions and stock based compensation expenses.

~~•~~

Occupancy and equipment costs increased $18 thousand, or 4.0%, comparing the current quarter with the same period in 2016 and declined $85 thousand, or 5.8%, in the first nine months of 2017 compared to the prior year.  The current year includes an increase related to a loan production office in Bala Cynwyd in January, 2017. The overall year to date decrease also includes lower ongoing operating costs, related to the closure of the Plumstead branch in 2016.

~~•~~	Data processing fees increased $4 thousand, or 1.8%, compared to the third quarter of 2016 and increased $31 thousand, or 4.7%, when comparing the first nine months of 2017 to the prior year.

~~•~~

Professional fees decreased $30 thousand, or 14.4%, in the third quarter of 2017 compared to 2016 and were flat at $515 thousand for both the nine month periods ended September 30, 2017 and 2016.  The decline when comparing this current quarter to the third quarter of 2016 resulted from lower legal and consulting fees; partially offset by higher external accounting fees.

~~•~~

Marketing, advertising and business development expenses increased $52 thousand, or 74.3%, in the current quarter compared to last year and $64 thousand, or 38.1%, for the nine months ended September 30, 2017 compared to the same period a year ago primarily related to marketing campaigns to enhance brand awareness, product brochure enhancements and specific deposit product advertising.

•

FDIC insurance assessments and the Pennsylvania bank shares tax expenses are primarily influenced by the increased asset size and equity levels of the Bank.  The higher FDIC deposit insurance premiums are due to the Bank’s increased level of total assets in combination with the implementation of a new FDIC insurance premium calculation in mid-2016.

•

Net costs related to other real estate owned decreased $111 thousand, or 71.2%, in the current quarter compared to the same period in 2016 and decreased $207 thousand, or 59.5%, in the current nine month period versus the prior year period.  When comparing these periods, lower ongoing maintenance and operating costs and valuation write-downs were partially offset by a lower level of rental income, all of which are related to the ongoing liquidation of properties with no new properties added to the portfolio in the last twelve months.

•

Other expenses increased $10 thousand, or 3.3%, in the current quarter compared to the quarter ended September 30, 2016 and increased $33 thousand, or 3.6%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Provision for Income Taxes

Income tax expense recorded in the three and nine months ended September 30, 2017 totaled $334 thousand and $1.03 million compared to $218 thousand and $715 thousand for the three and nine months ended September 30, 2016.  The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 31.7% and 31.3%, compared to 31.4% for both the three and nine months in the prior year.

The Company’s net operating loss (“NOL”) carryforwards totaled $1.4 million as of September 30, 2017, including acquired NOLs. First Priority had NOL carryforwards of $19 thousand at September 30, 2017, which expire in 2034 through 2035; such NOL carryforwards, however, are available prior to expiration to reduce future federal income taxes until such time as the entire NOL is utilized.

First Priority acquired a NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, with a remaining balance of $1.0 million at September 30, 2017, which is subject to certain limitations and expires in 2028 if not fully utilized. In addition, an initial NOL carryforward balance of $940 thousand was recorded resulting from the merger with Affinity Bancorp, Inc. (“Affinity”), of which $331 thousand remains available to reduce future federal income taxes as of September 30, 2017. This NOL is also subject to certain limitations and expires in 2032 if not fully utilized.

Financial Condition as of September 30, 2017 and December 31, 2016

Balance Sheet Review

			Net Change	% Change
	September 30,	December 31,	2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$ 29,484	$ 4,761	$ 24,723	519.3%
Investment securities	72,366	89,603	(17,237)	-19.2%
Loans receivable	497,918	488,243	9,675	2.0%
Total earning assets	599,768	582,607	17,161	2.9%

Allowance for loan losses	(3,317)	(3,330)	13	-0.4%
Restricted investments in bank stocks	2,208	3,257	(1,049)	-32.2%
Premises and equipment, net	1,658	1,755	(97)	-5.5%
Bank owned life insurance	3,308	3,256	52	1.6%
Other real estate owned	550	1,486	(936)	-63.0%
Deferred income tax assets, net	1,718	2,697	(979)	-36.3%
Goodwill and other identifiable intangibles	2,910	2,960	(50)	-1.7%
Other assets	3,230	3,107	123	4.0%
Total assets	$ 612,033	$ 597,795	$ 14,238	2.4%

Liabilities
Deposits	$ 500,533	$ 467,688	$ 32,845	7.0%
Borrowed funds	53,664	77,371	(23,707)	-30.6%
Other liabilities	7,360	4,690	2,670	56.9%
Total liabilities	561,557	549,749	11,808	2.1%
Equity
Total shareholders' equity	50,476	48,046	2,430	5.1%
Total liabilities and shareholders' equity	$ 612,033	$ 597,795	$ 14,238	2.4%

Total assets at September 30, 2017 were $612.0 million, representing an increase of $14.2 million, or 2.4%, when compared to total assets of $597.8 million at December 31, 2016.  Total assets at September 30, 2017 consisted primarily of earning assets totaling $599.8 million, including loans outstanding of $497.9 million, investment securities of $72.4 million and cash and cash equivalents of $29.5 million. At December 31, 2016, total assets consisted primarily of earning assets totaling $582.6 million, including of loans outstanding of $488.2 million, investment securities of $89.6 million and cash and cash equivalents of $4.8 million.

Deposits totaled $500.5 million at September 30, 2017 compared to $467.7 million at December 31, 2016, an increase of $32.8 million, or 7.0%. Borrowed funds, consisting primarily of advances from Federal Home Bank of Pittsburgh, totaled $53.7 million at September 30, 2017 compared to $77.4 million at December 31, 2016, a decrease of $23.7 million, or 30.6%, while other liabilities increased by $2.7 million, or 56.9%, when comparing these same periods.

Shareholders’ equity at September 30, 2017 was $50.5 million, representing an increase of $2.4 million from $48.0 million at December 31, 2016, primarily due to earnings recorded during the related period.

Investments

First Priority’s total investment portfolio was $72.4 million at September 30, 2017, compared to $89.6 million at December 31, 2016, a decline of $17.2 million, or 19.2%. During the nine months ended September 30, 2017, the Company purchased $42.1 million of additional investments, consisting of municipal bonds, mortgage backed securities and short-term discount notes, of which $10 million matured in July, 2017.  The Company sold state and municipal obligation bonds with a book value of $3.8 million, in order to take advantage of favorable market conditions.  Also, as of December 31, 2016, the investment portfolio included $40 million of short-term investments, consisting of United States Treasury securities, which were purchased related to year-end tax planning strategies and subsequently matured in January of 2017.  Other investment portfolio activity resulted in a decline in balances of $5.5 million.

As of September 30, 2017 and December 31, 2016, investments totaling $53.7 million and $70.6 million, respectively, were classified as available for sale while $18.7 million and $19.0 million, respectively, were classified as held to maturity. Total investments accounted for 11.8% and 15.0% of total assets at each respective date. Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized gains on available for sale securities totaling $264 thousand at September 30, 2017 compared to net unrealized losses of $75 thousand at December 31, 2016. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at September 30, 2017 was comprised of federal agency securities (19%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (37%), obligations of states and political subdivisions (41%), and corporate and other debt securities (3%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at September 30, 2017 or December 31, 2016 and recorded no OTTI charges during either of the three or nine months ended September 30, 2017 and 2016.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at September 30, 2017. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of September 30, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$11,995	0.88%	$1,991	1.57%	$—	—	$—	—	$13,986	0.98%
Obligations of states and political subdivisions	—	—	863	1.67%	—	—	10,559	3.78%	11,422	3.62%
Federal agency mortgage backed securities	—	—	616	1.80%	5,498	2.06%	20,423	2.28%	26,537	2.22%
Federal agency collateralized mortgage obligations	—	—	—	—	121	1.44%	—	—	121	1.44%
Other debt securities	—	—	—	—	1,559	5.50%	—	—	1,559	5.50%
Money market mutual fund	36	0.90%	—	—	—	—	—	—	36	0.90%
Total investments available for sale	$12,031	0.88%	$3,470	1.64%	$7,178	2.80%	$30,982	2.79%	$53,661	2.29%

	Securities Held to Maturity, at Amortized Cost
	As of September 30, 2017
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$—	—	$1,210	3.99%	$991	3.89%	$16,022	4.36%	$18,223	4.31%
Other debt securities	—	—	—	—	—	—	482	4.37%	482	4.37%
Total investments held to maturity	$—	—	$1,210	3.99%	$991	3.89%	$16,504	4.36%	$18,705	4.31%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at September 30, 2017 and December 31, 2016 are shown in the following table:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$13,990	$13,986	$45,984	$45,987
Obligations of states and political subdivisions	11,209	11,422	6,103	6,139
Federal agency mortgage-backed securities	26,540	26,537	13,863	13,720
Federal agency collateralized mortgage obligations	122	121	190	189
Other debt securities	1,500	1,559	1,500	1,530
Money market mutual fund	36	36	2,995	2,995
Total investment securities available for sale	$53,397	$53,661	$70,635	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,223	$19,009	$18,561	$19,089
Other debt securities	482	535	482	495
Total held to maturity	$18,705	$19,544	$19,043	$19,584

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both September 30, 2017 and December 31, 2016, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $2.1 million and $3.2 million as of September 30, 2017 and December 31, 2016, respectively.

Loans

First Priority’s loan portfolio is the primary component of its assets. At September 30, 2017, total loans were $497.9 million, representing an increase of $9.7 million, or 2.0%, from total loans outstanding of $488.2 million at December 31, 2016. During the first nine months of 2017 new organic loan production totaled approximately $51 million while the Company experienced approximately $48 million in principal payments, unscheduled loan payoffs or net declines in usage related to lines of credit outstanding.  During the same period, the Company purchased $7 million of performing residential real estate loans which were underwritten using similar standards as the Bank uses for its originated mortgage portfolio.  The following table sets forth the classification of First Priority’s loan portfolio at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amount	Percent of total	Amount	Percent of total
Commercial & Industrial	$85,182	17%	$89,625	18%
Commercial Mortgage	224,838	45%	223,315	46%
Commercial Construction	28,464	6%	22,408	5%
Total Commercial	338,484	68%	335,348	69%
Residential Mortgage	123,061	25%	110,538	23%
Home Equity Lines	20,582	4%	24,669	5%
Other Consumer	15,904	3%	17,514	3%
Total Consumer	36,486	7%	42,183	8%
Total Loans	498,031	100%	488,069	100%
Net deferred loan costs	(113)	—	174	—
Total	$497,918	100%	$488,243	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of September 30, 2017, commercial mortgage loans totaled $224.8 million, consisting of $142.4 million of loans to finance commercial business properties, of which 61% are owner occupied, $14.8 million to finance, and are secured by, multifamily properties, $53.9 million secured by 1-4 family residential dwelling properties for business purposes, and $13.7 million for other purposes. In addition, as of September 30, 2017, loans to lessors of non-residential buildings totaled $85.0 million, which is included in commercial mortgage loans; of this amount, $35.0 million, or 41%, of these loans are related to owner occupied buildings.

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

Regulatory guidance exists whereby total construction, land development and other land loans should not exceed 100% of total risk based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) should not exceed 300% of total risk-based capital. The Bank monitors these two ratios, which as of September 30, 2017, totaled 70% and 203% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$—
Non-accrual loans	775	776
Total non-performing loans (1)	775	776
Other real estate owned	550	1,486
Total non-performing assets (2)	1,325	2,262
Performing troubled debt restructurings (3)	934	637
Total non-performing assets and performing troubled debt restructurings	$2,259	$2,899
Non-performing loans as a percentage of total loans	0.16%	0.16%
Non-performing assets as a percentage of total assets	0.22%	0.38%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.37%	0.49%
Ratio of allowance to non-performing loans at end of period	428%	429%
Ratio of allowance to non-performing assets at end of period	250%	147%
Allowance for loan losses as a percentage of total loans	0.67%	0.68%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(3)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were relatively flat at $775 thousand at September 30, 2017, and $776 thousand at December 31, 2016.  There was one new commercial real estate loan totaling $194 thousand added to non-accrual during the period, offset by payment received of $29 thousand, three loans returned to accrual status totaling $61 thousand and a charge-off of $104 thousand.  Total non-performing loans as a percentage of total loans at both September 30, 2017 and December 31, 2016 was 0.16%.

Other real estate owned totaled $550 thousand at September 30, 2017 compared to $1.5 million at December 31, 2016.  During the first nine months of 2017, five properties with recorded values totaling $892 thousand were liquidated, which resulted in a net combined gain from sales of $74 thousand, partially offset by current year valuation adjustments on two of those properties totaling $43 thousand.  As of September 30, 2017 and December 31, 2016 there were no repossessed assets.  Non-performing assets totaled $1.3 million, or 0.22% of total assets, as of September 30, 2017, compared to $2.3 million, or 0.38% of total assets, as of December 31, 2016.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At September 30, 2017 and December 31, 2016, First Priority had performing troubled debt restructurings totaling $934 and $637 thousand, respectively, as of each respective date.  The increase between the two dates relates to an incremental troubled debt restructuring, which resulted from a participated loan relationship, where the Bank held a relatively small portion of the entire relationship, totaling $300 thousand, after a partial charge-off of $30 thousand.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to its policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of September 30, 2017 and December 31, 2016, loans past due 30 to 89 days and still accruing totaled $699 thousand and $474 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.30% and 0.24%, respectively, of total loans outstanding.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$3,285	$2,807	$3,330	$2,795
Charge-offs:
Commercial and Industrial	—	—	146	75
Commercial Mortgage	—	—	30	72
Other consumer loans	—	—	24	75
Total loans charged off	—	—	200	222
Recoveries:
Commercial and Industrial	1	1	3	20
Home equity lines of credit	—	1	1	9
Other consumer	1	4	18	11
Total recoveries	2	6	22	40
Net loans charged off	(2)	(6)	178	182
Provision charged to operations	30	510	165	710
Balance at end of period	$3,317	$3,323	$3,317	$3,323
Average loans (1)	$497,119	$447,874	$491,720	$423,282

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	0.00%	-0.01%	0.05%	0.06%
Allowance for loan losses as a percentage of total loans	0.67%	0.68%	0.67%	0.68%

(1)	Includes non-accrual loans

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	September 30,		December 31,
	2017		2016
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$629	17%	$647	18%
Commercial Mortgage	1,060	45%	1,051	46%
Commercial Construction	139	6%	113	5%
Residential Mortgage Loans	544	25%	452	23%
Home Equity Lines of Credit	110	4%	188	5%
Other Consumer Loans	83	3%	97	3%
Total Allocated	2,565	100%	2,548	100%
Unallocated	752		782
Total Allowance for loan losses	$3,317		$3,330

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $155 thousand has been provided on impaired loans of $1.7 million at September 30, 2017 compared to a specific allocation of $47 thousand related to $1.4 million of impaired loans at December 31, 2016.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative adjustment factor of up to 65 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.4 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the nine months ended September 30, 2017 to the year ended December 31, 2016.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of September 30, 2017, management believes that the allowance for loan losses of $3.3 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of September 30, 2017, these loans totaled $85.0 million and $61.3 million, respectively, or 17.1% and 12.3%, respectively, of the total loans outstanding. As of December 31, 2016, these same classifications of loans totaled $80.9 million and $67.7 million, respectively, or 16.6% and 13.9%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $500.5 million at September 30, 2017 compared to $467.7 million at December 31, 2016, representing an increase of $32.8 million, or 7.0%. During the nine months ended September 30, 2017, non-interest bearing deposits increased $13.2 million, or 24.1%, primarily from the Bank’s continued focus on cash management.  During this same period, interest bearing deposits increased $19.6 million, or 4.8%.   The increased level of interest bearing deposits included a decline in NOW accounts of $29.0 million, or 50.6%, of which $20.5 is attributable to withdrawals from four separate municipal school district accounts at the end of their prior fiscal years and $8.0 million for another school district which was transferred to a money market account.  Total money market and savings accounts increased $12.8 million, or 11.3%, and total time deposits increased $35.8 million, or 14.8%, as brokered time deposits declined $22.5 million and all other time deposits grew $58.3 million.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At September 30, 2017 and December 31, 2016, brokered deposits totaled $116.3 million and $138.8 million, respectively, which are included in time deposits. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under the prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)				(Dollars in thousands)
Demand, non-interest bearing	$63,593		$56,087		$61,563		$53,199
Demand, interest-bearing	29,150	0.35%	49,318	0.34%	43,321	0.42%	47,000	0.31%
Money market and savings deposits	119,871	0.86%	104,317	0.55%	115,186	0.71%	97,326	0.50%
Time deposits	262,235	1.46%	210,438	1.34%	247,880	1.39%	216,503	1.31%
Total interest-bearing deposits	411,256	1.21%	364,073	0.98%	406,387	1.10%	360,829	0.96%
Total deposits	$474,849		$420,160		$467,950		$414,028

Short-Term Borrowed Funds

At September 30, 2017, First Priority had short-term borrowings totaling $35.4 million, compared to $56.2 million at December 31, 2016, a decrease of $20.7 million, or 36.9%, between the periods. Short-term borrowings consist of advances from the FHLB with an original maturity of one year or less as of issuance date and provide a short-term funding source related to all other balance sheet changes. Advances from the FHLB at September 30, 2017 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the nine months ended September 30, 2017 and 2016. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$19	$—
Average daily balance during the period	$5	$2
Weighted average rate during the period	1.52%	0.76%
FHLB short-term borrowings:
Balance at period end	$35,439	$58,688
Weighted average rate at period end	1.27%	0.48%
Maximum month-end balance	$70,400	$60,688
Average daily balance during the period	$32,628	$19,642
Weighted average rate during the period	1.14%	0.61%

Long-Term Debt

Long-term debt totaled $9.0 million at September 30, 2017 compared to $12.0 million as of December 31, 2016.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.58% as of September 30, 2017 and 1.17% as of December 31, 2016, and an average remaining life of 0.7 years and 1.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $11.6 million and $14.8 million during the nine months ended September 30, 2017 and 2016, respectively, with an average rate of 1.22% and 1.11% for each of these respective periods. The maximum month-end balance of these borrowings was $12.0 million and $15.0 million for the nine month periods of 2017 and 2016, respectively.

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

Capital Resources

Shareholders’ equity at September 30, 2017 was $50.5 million, representing an increase of $2.5 million from $48.0 million at December 31, 2016. Increases in equity related to net income of $2.3 million, stock based compensation costs of $177 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $216 thousand, were partially offset by preferred dividends paid of $230 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at September 30, 2017 and December 31, 2016.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of September 30, 2017	As of December 31, 2016	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer (2017)	To Be Considered "Well-Capitalized"	As of September 30, 2017	As of December 31, 2016
Total risk-based capital	12.51%	12.11%	8.00%	9.25%	10.00%	12.47%	12.07%
Tier 1 risk-based capital	9.87%	9.40%	6.00%	7.25%	8.00%	9.83%	9.35%
Tier 1 common equity capital	9.17%	8.80%	4.50%	5.75%	6.50%	9.83%	9.35%
Tier 1 leverage capital	8.13%	7.92%	4.00%	N/A	5.00%	8.10%	7.87%

The capital ratios above reflect the new capital requirements under "Basel III" effective during the year ended December 31, 2016.  As of September 30, 2017, the Bank and the Company were in compliance with the new requirements. See Note 10 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the nine months ended September 30, 2017 and 2016.

	At or for the nine months ended
	September 30,
	2017	2016
Return on average assets................................	0.53%	0.41%
Return on average equity................................	6.11%	4.37%
Average equity to average assets ratio........	8.66%	9.43%

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

At September 30, 2017 and December 31, 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $105.2 million and $98.2 million, respectively. In addition, as of each of these dates, the Company maintained $2.6 million and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding as of each respective date, on behalf of its customers.

As of September 30, 2017 the Company did not have any deposit letters of credit outstanding; however as of December 31, 2016, the Company had deposit letters of credit totaling $16.0 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At September 30, 2017, wholesale funding sources totaled $160.7 million and were comprised of $116.3 million of brokered certificates of deposit and $44.4 million of FHLB advances. At December 31, 2016, wholesale funding sources totaled $207.0 million and were comprised of $138.8 million of brokered certificates of deposit and $68.2 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of September 30, 2017 and December 31, 2016, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At September 30, 2017 and December 31, 2016, the Bank had a total borrowing capacity with the FHLB of $213 million and $206 million, respectively, with advances and letters of credit outstanding of $44.4 million and $84.2 million, respectively.  Short-term liquid assets at September 30, 2017 and December 31, 2016 totaled $32.1 million and $42.0 million, respectively, and were comprised of $24.1 million and $2.0 million, respectively, of interest bearing deposits held at correspondent banks and, $8.0 million and $40.0 million, respectively, of investment securities due within 30 days.

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

At September 30, 2017, First Priority was moderately liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: November 13, 2017	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: November 13, 2017	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer