Form 10-K
period 2017-12-31
FIRST PRIORITY FINANCIAL CORP.
filed 2018-03-23
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates based on number of shares outstanding as of February 28, 2018 and the last known trade as of June 30, 2017 is $41,081,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 16, 2018
Common Stock, $1.00 par value	6,646,469 (Outstanding Shares)

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

Although First Priority believes its plans, intentions, and expectations as reflected in or suggested by these forward-looking statements are reasonable, it can give no assurance that its plans, intentions, or expectations will be achieved. This includes statements regarding the planned merger of First Priority with and into Mid Penn Bancorp, Inc. (“Mid Penn”) with Mid Penn as the surviving corporation (the “Merger”).  Accordingly, you should not place undue reliance on them. Listed below, and discussed elsewhere, are some important risks, uncertainties, and contingencies that could cause actual results, performances, or achievements to be materially different from the forward-looking statements made in this document. These factors, risks, uncertainties, and contingencies include, but are not limited to, the following:

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

•	the occurrence of adverse changes in the securities markets;
•	the effects of changes in technology or in consumer spending and savings habits;
•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts involving the United States military;
•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•	regulatory or judicial proceedings;
•	changes in asset quality;
•	the ability to obtain requisite approvals and satisfy other closing conditions to complete the Merger in a timely manner; and
•	First Priority’s success in managing the risks involved in the foregoing.

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

ii

PART I

Item 1.  Business.

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority”, the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007.  On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, headquartered in Malvern, PA, has seven retail branch office locations and one loan production office and is a locally managed community bank providing commercial banking products, primarily loans and deposits.  Additionally on February 26, 2018, the Bank opened its eighth retail branch office in West Chester, Chester County, Pennsylvania.  First Priority provides banking services through the Bank and does not engage in any business other than banking and related activities.

On January 16, 2018, Mid Penn Bancorp, Inc. (“Mid Penn”) (NASDAQ: MPB), headquartered in Millersburg, Pennsylvania, and First Priority jointly announced the signing of a definitive merger agreement pursuant to which Mid Penn will acquire First Priority in an all-stock transaction.  The merger, unanimously approved by both boards of directors, will create a community banking franchise with approximately $2.2 billion in assets, $1.8 billion in deposits and $1.6 billion in loans. Under the terms of the merger agreement, shareholders of First Priority common stock will receive 0.3481 shares of Mid Penn common stock for each share of First Priority common stock they own. The merger is subject to customary closing conditions, including the receipt of regulatory and shareholder approvals.  The merger is expected to close in the third quarter of 2018. Following completion of the merger, First Priority Bank will be merged with and into Mid Penn Bank and will operate as “First Priority Bank, a division of Mid Penn Bank.”

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

At December 31, 2017, First Priority had 69 full time equivalent employees consisting of 66 full time employees and 6 part-time employees. None of such employees is covered by a collective bargaining agreement, and First Priority believes that it enjoys good relations with its personnel.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements are being phased in over a three-year period beginning January 1, 2016 and was 0.625% in 2016, 1.25% during 2017 and is 1.875% in 2018.

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

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Company and its subsidiaries in the future. Given that the financial industry remains under stress and severe scrutiny, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of First Priority and First Priority Bank, and the full-service main office of First Priority Bank, are located in an office building in Malvern, Pennsylvania. First Priority Bank currently has offices located in Chester, Berks, Bucks and Montgomery Counties, Pennsylvania, at the following locations:

Office	Office Location	Square Footage	Owned / Leased
Malvern—Headquarters /Main Office	2 W. Liberty Blvd., Malvern, PA 19355	11,775	Leased
Bala Cynwyd-(loan production office)	33 Rock Hill Rd., Suite 100, Bala Cynwyd, PA 19004	1,625	Leased
Blue Bell	10 Sentry Parkway, Suite 100, Blue Bell, PA 19422	2,575	Leased
Exeter	4541 Perkiomen Avenue, Reading, PA 19606	2,931	Owned(1)
Muhlenberg	4200 N. 5th Street Highway, Temple, PA 19560	3,000	Owned(1)
Newtown	104 Pheasant Run, Suite 130, Newtown, PA 18940	3,600	Leased
Sinking Spring	3101 Shillington Rd., Sinking Spring, PA 19608	3,000	Leased
West Chester	237 E. Gay St., West Chester, PA 19380	5,551	Leased
Wyomissing	1310 Broadcasting Rd., Wyomissing, PA 19610	9,602	Leased
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

There were approximately 485 shareholders of record who owned 6.6 million shares of common stock outstanding at March 16, 2018.  High and low sales prices are set forth in the following tables:

	2017
	High	Low
First quarter	$8.00	$6.45
Second quarter	8.07	7.85
Third quarter	8.10	7.90
Fourth quarter	8.90	7.95

	2016
	High	Low
First quarter	$6.05	$5.30
Second quarter	6.40	5.75
Third quarter	6.00	5.75
Fourth quarter	6.64	5.85

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

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2017:

	(a)	(b)	(c)
Program Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation program approved by security holders	807,870	$5.84	147,288
Equity compensation program not approved by security holders	-	-	-
Total	807,870	$5.84	147,288
(b)	Recent Sales of Unregistered Securities

None.

(c)	Purchases of Equity Securities by First Priority and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following table provides historical consolidated summary financial data for First Priority. The data at or for the five years ended December 31, 2017, as presented below, is derived from First Priority’s audited financial statements for the periods then ended, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

	At or for the Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Selected Financial Data:
Total assets	$609,942	$597,795	$546,540	$492,311	$446,088
Securities available for sale	52,373	70,560	94,704	75,557	78,636
Securities held to maturity	18,665	19,043	19,886	15,956	10,963
Loans receivable	518,927	488,243	409,153	375,222	335,737
Allowance for loan losses	3,405	3,330	2,795	2,313	2,273
Deposits	523,150	467,688	408,687	378,209	357,420
Federal Home Loan Bank of Pittsburgh advances	24,625	68,164	74,725	62,472	44,625
Subordinated debt	9,231	9,207	9,201	-	-
Shareholders' equity (1)	50,496	48,046	52,091	50,211	42,392
Book value per common share	$7.16	$6.84	$6.58	$6.33	$5.12
Tangible book value per common share (2)	$6.72	$6.38	$6.11	$5.85	$4.62
Selected Operating Data:
Interest income	$24,053	$21,246	$19,510	$18,647	$17,649
Interest expense	5,849	4,530	3,325	2,872	3,149
Net interest income before provision for loan losses	18,204	16,716	16,185	15,775	14,500
Provision for loan losses	385	710	610	1,132	645
Net interest income after provision for loan losses	17,819	16,006	15,575	14,643	13,855
Non-interest income	1,041	1,545	1,155	1,007	739
Merger related costs	-	-	-	-	1,534
Non-interest expense	14,401	14,123	13,683	13,227	12,831
Income before tax (benefit) expense	4,459	3,428	3,047	2,423	229
Income tax (benefit) expense (3)	2,001	1,128	935	(4,502)	33
Net income	$2,458	$2,300	$2,112	$6,925	$196
Preferred stock dividends, including net amortization	306	407	801	579	532
Income (loss) to common shareholders	$2,152	$1,893	$1,311	$6,346	$(336)
Income (loss) per common share:
Basic	$0.33	$0.29	$0.20	$0.98	$(0.06)
Diluted	$0.32	$0.29	$0.20	$0.98	$(0.06)
Cash dividends per common share	$-	$-	$-	$-	$-
Return on average assets	0.43%	0.44%	0.44%	1.56%	0.05%
Return on average shareholders' equity	4.92%	4.81%	4.11%	15.16%	0.47%
Average equity to average assets	8.66%	9.20%	10.64%	10.28%	10.50%

(1)	For the year ended December 31, 2016, Shareholders’ Equity reflects a $6 million redemption of preferred stock; See Note 13, “Shareholders’ Equity” of the Notes to Consolidated Financial Statements.
(2)	See the discussion below entitled “GAAP versus Non-GAAP Presentation”.
(3)

For the year ended December 31, 2017, income tax expense included a non-recurring non-cash reduction in the value of First Priority’s net deferred tax asset (“DTA”) which resulted in a charge of $571 thousand as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered the Company’s future maximum corporate tax rate from 34 percent to 21 percent.  For the year ended December 31, 2014 an income tax benefit of $4.5 million resulted from the reversal of the valuation allowance on net deferred tax assets.

GAAP versus Non-GAAP Presentation – The Corporation supplements its traditional GAAP measurements with an additional Non-GAAP measurement, Tangible Book Value Per Common Share.  As a result of prior merger transactions, intangible assets, consisting of goodwill and core deposit intangibles, were created. The Non-GAAP disclosures are intended to eliminate the effects of the intangible assets and allow for better comparisons to periods when such assets did not exist.  However, not all companies use the same calculation methods for the same non-GAAP measurements and therefore may not be comparable. The following table shows the adjustments made between the GAAP and NON-GAAP measurements for Tangible Book Value Per Share:

	For the year ended
	December 31,	December 31,
	2017	2016
(Dollars in thousands, except shares and per share data)
Shareholders' Equity	$50,496	$48,046
Less: Preferred Stock Issued and Outstanding	3,404	3,404
Less: Goodwill	2,725	2,725
Less: Intangible Assets with Finite Lives, Net	169	235
Tangible Equity	$44,198	$41,682

Common Shares Issued and Outstanding	6,577,969	6,529,719

Tangible Book Value per Common Share	$6.72	$6.38

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations for the years ended December 31, 2017 and 2016, and its financial condition as of December 31, 2017 and 2016 and highlights material changes. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements, contained in this document, for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions.

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

	As of December 31, and for the year ended December 31,
	2017	2016	2015	2014	2013
Total revenue (1)	$19,245	$18,261	$17,340	$16,782	$15,239
Net income (2)	2,458	2,300	2,112	6,925	196
Total assets	609,942	597,795	546,540	492,311	446,088
Total loans receivable	518,927	488,243	409,153	375,222	335,737
Total deposits	523,150	467,688	408,687	378,209	357,420

_____________________

(1)	Total revenue equals net interest income plus non-interest income.
(2)

Net income in 2017 includes a non-recurring charge of $571 thousand to income tax expense to reduce the value of First Priority’s net deferred tax asset as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered the Company’s future maximum corporate tax rate from 34 percent to 21 percent.  Net income in 2014 includes an income tax benefit of $4.50 million which resulted from the reversal of the valuation allowance on the Company’s net deferred tax assets.

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

Certain accounting policies involve significant judgments and assumptions by First Priority that have a material impact on the carrying value of certain assets and liabilities. First Priority considers these accounting policies to be critical accounting estimates. The judgment and assumptions used are based on historical experience and other factors, which First Priority believes to be reasonable under the circumstances and have been reasonably consistent with prior results. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations. Material estimates that are particularly susceptible to significant change in the near term relate to investment securities impairment evaluation, valuation of acquired loans, the determination of the allowance for loan losses, valuation of other real estate owned, impairment of goodwill, the valuation of deferred tax assets and accounting for stock-based compensation.

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

Acquired Loans. Fair values for loans which resulted from bank acquisitions are based on a discounted cash flow methodology that involves significant assumptions and judgments as to estimate of credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

See the Allowance for Loan Losses section related to Balance Sheet Review as of December 31, 2017 and December 31, 2016 for more information.

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

Results of Operations Comparative Summary

Shown in the table below are the reported results of operations as well as the increase (decrease) for the respective periods.

	For the year ended December 31,		Increase (decrease)	% Change
	2017	2016
(Dollars in thousands, except per share data):
Net interest income	$18,204	$16,716	$1,488	8.9%
Non-interest income	1,041	1,545	(504)	(32.6)%
Total Revenue	19,245	18,261	984	5.4%
Provision for loan losses	385	710	(325)	(45.8)%
Non-interest expenses	14,401	14,123	278	2.0%
Income before income tax expense	4,459	3,428	1,031	30.1%
Income tax expense	2,001	1,128	873	77.4%
Net Income	$2,458	$2,300	$158	6.9%
Preferred dividends, including net warrant amortization	306	407	(101)	(24.8)%
Income to common shareholders	$2,152	$1,893	$259	13.7%
Income per common share:
Basic	$0.33	$0.29	$0.04	13.8%
Diluted	$0.32	$0.29	$0.03	10.3%

Summary

For the year ended December 31, 2017, First Priority’s consolidated net income increased 6.9% to $2.46 million, or $0.33 per basic common share and $0.32 per fully diluted common share versus $2.30 million, or $0.29 per basic and fully diluted common share for the same period in 2016.  For the year ended December 31, 2017, income before income taxes totaled $4.46 million, a 30.1% increase over $3.43 million recorded in 2016, while income to common shareholders, after preferred dividends, totaled $2.15 million, a 13.7% increase over $1.89 million reported in the prior year.

The earnings in 2017 were negatively impacted by a non-recurring non-cash reduction in the value of First Priority’s net deferred tax asset (“DTA”) which resulted in a charge of $571 thousand which is included in the provision for income tax expense. This income tax adjustment was a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered First Priority’s future maximum corporate tax rate from 34 percent to 21 percent. Although this reduced rate will provide tax savings in future periods, this charge was required to write-down First Priority’s DTA, which was previously valued based upon the projection of a 34 percent future tax rate.

Adjusted 2017 net income, when excluding the $571 thousand charge to reduce the value of the DTA, would have been $3.03 million or $0.42 per basic common share and $0.40 per fully diluted common share, representing a 31.7% increase in 2017 earnings compared to 2016’s full-year net income of $2.30 million, or $0.29 per basic and fully diluted common share. There were no unusual tax charges recorded during 2016.

Management believes that calculating earnings per share excluding the impact of the adjustment of the deferred tax asset provides important supplemental information in evaluating First Priority’s operating results because this non-recurring charge is not incurred as a result of ongoing operations. However, reporting earnings in this manner constitutes reporting financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Income tax effects of non-GAAP adjustments are calculated using the applicable statutory tax rate for the jurisdictions in which the charges (benefits) are incurred, while taking into consideration any valuation allowances or non-deductible portions of the non-GAAP adjustments. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of First Priority’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding First Priority’s ongoing operating results. This supplemental presentation should not be construed as an inference that First Priority’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

The following table provides a reconciliation of earnings and earnings per share adjusted for the exclusion of this non-recurring adjustment:

	For the year ended
	December 31,
(Unaudited, in thousands, except per share data)	2017	2016
Net income	$2,458	$2,300
Plus: adjustment of deferred tax asset	571	-
Net income excluding non-recurring expenses	$3,029	$2,300
Preferred dividends	306	407
Income to common shareholders excluding non-recurring expenses	$2,723	$1,893

Adjusted basic earnings per common share	$0.42	$0.29
Adjusted diluted earnings per common share	$0.40	$0.29
Weighted average common shares outstanding:
Basic	6,559	6,514
Diluted	6,785	6,570

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

The following table sets forth, for the years ended December 31, 2017 and 2016, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Year Ended December 31,						Net Change in Interest Income / Expenses
	2017			2016			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2017 vs. 2016	2017 vs. 2016
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$494,051	$22,074	4.47%	$438,867	$19,570	4.46%	$2,504	12.8%
Taxable investment securities	43,330	1,199	2.77%	45,045	1,150	2.55%	49	4.3%
Nontaxable investment securities	14,403	579	4.02%	9,985	408	4.09%	171	41.9%
Total investment securities	57,733	1,778	3.08%	55,030	1,558	2.83%	220	14.1%
Deposits with banks and other (1)	8,346	201	2.41%	6,624	118	1.79%	83	70.3%
Total interest-earning assets	560,130	24,053	4.29%	500,521	21,246	4.24%	2,807	13.2%
Non-interest-earning assets (1)	16,690			18,644
TOTAL ASSETS	$576,820			$519,165
Interest-bearing liabilities:
Demand, interest-bearing	$39,333	$156	0.40%	$48,758	$161	0.33%	$(5)	(3.1)%
Money market and savings	120,782	922	0.76%	100,620	520	0.52%	402	77.3%
Time deposits	255,376	3,635	1.42%	220,436	2,866	1.30%	769	26.8%
FHLB advances and other borrowings	37,392	447	1.20%	36,600	295	0.81%	152	51.5%
Subordinated debt	9,218	689	7.48%	9,196	688	7.48%	1	0.1%
Total interest-bearing liabilities	462,101	5,849	1.27%	415,610	4,530	1.09%	1,319	29.1%
Non interest-bearing liabilities:
Demand, non-interest bearing deposits	62,703			54,036
Other liabilities	2,050			1,746
Shareholders’ equity	49,966			47,773
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$576,820			$519,165
Net interest income/rate spread		$18,204	3.02%		$16,716	3.15%	$1,488	8.9%
Net interest margin			3.25%			3.34%
(1)	Interest income includes dividends from restricted investments in bank stocks; average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Year Ended
	December 31, 2017 vs. 2016
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$2,466	$38	$2,504
Taxable investment securities	(45)	94	49
Nontaxable investment securities	178	(7)	171
Total investment securities	133	87	220
Deposits with banks and other	35	48	83
Total interest earning assets	2,634	173	2,807
Interest expense:
Demand, interest-bearing	(34)	29	(5)
Money market and savings	119	283	402
Time deposits	481	288	769
FHLB advances and other borrowings	9	143	152
Subordinated debt	2	(1)	1
Total interest bearing liabilities	577	742	1,319
Change in net interest income	$2,057	$(569)	$1,488

 For the year ended December 31, 2017, net interest income increased 8.9%, or $1.48 million, to $18.20 million compared to $16.72 million for the same period in 2016. Net interest margin declined 9 basis points from 3.34% for the year ended December 31, 2016 to 3.25% for the same period in 2017. Net interest spread, defined as the mathematical difference between the yield on average earning assets and the rate paid on average interest bearing liabilities, declined 13 basis points from 3.15% for the year ended December 31, 2016 to 3.02% for the same period in 2017. When comparing these periods, incremental growth of balances accounted for an increase of $2.06 million while the change in our relative rate structure resulted in a decline in net interest income of $569 thousand.

Average interest earning assets for the year ended December 31, 2017 increased $59.6 million, or 11.9%, including an increase in average loans of $55.2 million, or 12.6%, and an increase in average investment securities and other interest earning assets of $4.4 million, or 7.2%, when compared to the prior year. This increased volume of average earning assets provided an additional $2.63 million in interest income, consisting of $2.47 million provided from incremental loan balances along with a $168 thousand increase from investment securities, including deposits with banks. The average yield on earning assets increased 5 basis points in the current year compared to the prior year from 4.24% to 4.29%.  The calculated change in interest income related to changes in the rate structure resulted in an increase between the periods of $173 thousand.  This change is not only impacted by changes in comparable rates, but also due to increases or decreases in balances as it relates to our overall product mix structure.  The rate on loans outstanding increased 1 basis point, resulting in an increase of interest income totaling $38 thousand, while the rate on investment balances increased 25 basis points on average, which resulted in an increase due to the rate change of $87 thousand, and the yield on other earning assets increased 62 basis points, resulting in additional interest income of $48 thousand.

Average interest bearing liabilities increased $46.5 million, or 11.2%, in 2017. During this time, overall deposit balances increased $45.7 million, as money market and savings deposits increased $20.2 million and time deposits grew $34.9 million, partially offset by a decline in interest bearing demand deposits of $9.4 million.  At the same time, total borrowed funds increased $814 thousand. The overall net incremental growth of interest bearing liabilities resulted in an increase of interest expense of $577 thousand. The average rate on interest bearing liabilities increased 18 basis points from 1.09% for the year ended December 31, 2016 to 1.27% in the current year, which resulted in an increase in interest expense related to our rate structure of $742 thousand.

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

The provision for loan losses was $385 thousand in 2017 compared to $710 thousand for 2016. The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans. During the third quarter of 2016, the Company recorded an initial loan loss provision of $500 thousand related to the acquisition of $65 million in loans from another local banking institution.  Total loans outstanding increased $30.7 million during the year ended December 31, 2017, compared to an increase of $79.1 million for the year ended December 31, 2016, which included the acquisition of $64.6 million of performing commercial loans within the Bank’s market area.  Net charge-offs for the years ended December 31, 2017 and 2016, totaled $310 thousand and $175 thousand, respectively. The allowance for loan losses was $3.4 million and $3.3 million as of December 31, 2017 and 2016, respectively, which represented 0.66% and 0.68% of total loans outstanding as of December 31, 2017 and 2016, respectively.

Acquired loans from business combinations are initially recorded at acquisition date at their acquisition date fair values, and therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. As acquired loans are paid off, refinanced or extended under First Priority’s credit underwriting process, they are no longer considered acquired loans, but instead are prospectively considered originated loans and therefore, are included as part of the calculation of the allowance for loan losses.  Beginning in 2016, due to the immaterial remaining balances of purchased non-credit impaired loans, all loans are included in quarterly adequacy of the allowance as described above, excluding three remaining purchased credit impaired loans, which are analyzed separately.  These loans consist of two commercial loans and one commercial real estate loan with a combined net recorded investment of $55 thousand, net of combined non-amortizing specific reserves totaling $352 thousand.

Non-Interest Income

For the year ended December 31, 2017, non-interest income totaled $1.04 million compared to $1.55 million for the same period in 2016, a decrease of $504 thousand, or 32.6%. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.  As reflected in the table below, the most significant declines in non-interest income relate to lower gains realized from the sale of investment securities, which declined $379 thousand for the year ended December 31, 2017, compared to the prior year and a reduction of wealth management related fees which declined $140 thousand when comparing these same periods.

The decline of wealth management fees has resulted partially from new regulations being implemented by the Department of Labor (“DOL”) beginning in 2017 which limits product offerings available for certain types and purposes of accounts and implements new fee structures, which are both considered by the DOL to be more aligned in the “best interest” of the client.  These changes reduced commission income the Bank received during 2017.  Additionally, the Bank had one less registered sales representative in 2017 to sell wealth management products, of which $57 thousand of commission income was attributed to this individual during 2016.

Components of non-interest income are shown in the table below:

	For the year ended		Net Change	% Change
	December 31,		2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$168	$308	$(140)	(45.5)%
Service charges on deposits	132	136	(4)	(2.9)
Other branch fees	189	180	9	5.0
Loan related fees	47	41	6	14.6
Gains on sales of investment securities	416	795	(379)	(47.7)
Bank owned life insurance income	70	78	(8)	(10.3)
Other	19	7	12	171.4
Total Non-Interest Income	$1,041	$1,545	$(504)	(32.6)%

 Non-Interest Expenses

Non-interest expenses were $14.40 million in 2017 compared to $14.12 million for the same period in the prior year, an increase of $278 thousand, or 2.0%. The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the year ended		Net Change	% Change
	December 31,		2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$8,273	$8,046	$227	2.8%
Occupancy and equipment	1,844	1,906	(62)	(3.3)
Data processing equipment and operations	927	884	43	4.9
Professional fees	690	709	(19)	(2.7)
Marketing, advertising and business development	336	230	106	46.1
FDIC insurance assessments	520	398	122	30.7
Pennsylvania bank shares tax expense	354	315	39	12.4
Other real estate owned costs	178	423	(245)	(57.9)
Other	1,279	1,212	67	5.5
Total Non-Interest Expenses	$14,401	$14,123	$278	2.0%

Highlights of significant non-interest expenses items for the year ended, 2017 compared to the year ended, 2016

•

Salaries and employee benefits increased $227 thousand, or 2.8%, for the year ended December 31, 2017 compared to the prior year, primarily related to an increase of 3.5%, or $215 thousand in base salary expenses, including incremental staffing and annual increases for existing staff.  The additions to staff are primarily focused on expanding or increasing business development opportunities within our markets.  Additionally, a higher level of bonus incentive compensation was offset by lower wealth management commissions and lower stock based compensation expenses.

•

Occupancy and equipment costs decreased $62 thousand, or 3.3%, comparing the current year with the same period in 2016.  The overall year to date decrease includes lower depreciation cost on equipment and lower ongoing operating costs, related to the closure of the Plumstead branch in 2016; partially offset by an increase related to opening a loan production office in Bala Cynwyd in January 2017.

•	Data processing costs increased $43 thousand, or 4.9%, primarily due to an increased level of customer activity relative to our core banking system.
•

Marketing, advertising and business development expenses increased $106 thousand, or 46.1%, in the current year compared to the prior year, primarily related to marketing campaigns to enhance brand awareness, product brochure enhancements and specific deposit product advertising.

•

FDIC insurance assessments increased $122 thousand, or 30.7%, and the Pennsylvania bank shares tax expenses increased $39 thousand, or 12.4%, both of which are influenced by the increased asset size and equity levels of the Bank.  The higher FDIC deposit insurance premiums were also affected by the implementation of a new FDIC insurance premium calculation in mid-2016.

•

Net costs related to other real estate owned decreased $245 thousand, or 57.9%, in the current year compared to the same period in 2016.  When comparing these periods, lower ongoing maintenance and operating costs and valuation write-downs were partially offset by a lower level of rental income, all of which are related to the ongoing liquidation of properties with no new properties added to the portfolio in the last twelve months.

•	Other expenses increased $67 thousand, or 5.5%, for the year ended December 31, 2017 compared to the prior year.

Provision for Income Taxes

Income tax expense recorded in the year ended December 31, 2017 totaled $2.00 million compared to $1.13 million for the year ended December 31, 2016. As previously stated, 2017 income tax expense was impacted by a charge related to the valuation of First Priority’s deferred tax asset totaling $571 thousand, resulting from the enactment of the Tax Cuts and Jobs Act in December 2017, which lowered First Priority’s future maximum corporate tax rate from 34 percent to 21 percent. The deferred tax asset was previously valued based upon an expected future tax benefit using the 34% tax rate.  The recovery of the one-time charge is expected to take approximately one year based on the reduced ongoing tax rate.  For the full year of 2017, the effective tax rate was 44.9%, as reported, and was 32.1% exclusive of the charge described above, which compares to an effective tax rate of 32.9% for 2016.

First Priority’s net deferred tax asset as of December 31, 2017 includes $231 thousand related to net operating losses (“NOL”) acquired related to the acquisition of Prestige Community Bank and Affinity Bancorp which are subject to certain limitations and expire in 2028 and 2032, respectively, if not fully utilized.  The acquired NOL carryforward balance of $1.1 million remains available to reduce future federal income taxes as of December 31, 2017

Financial Condition as of December 31, 2017 and December 31, 2016

Balance Sheet Review

	For the year ended		Net Change	% Change
	December 31,		2017 vs.	2017 vs.
	2017	2016	2016	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$8,257	$4,761	$3,496	73.4%
Investment securities	71,038	89,603	(18,565)	-20.7%
Loans receivable	518,927	488,243	30,684	6.3%
Total earning assets	598,222	582,607	15,615	2.7%

Allowance for loan losses	(3,405)	(3,330)	(75)	2.3%
Restricted investments in bank stocks	1,416	3,257	(1,841)	-56.5%
Premises and equipment, net	1,607	1,755	(148)	-8.4%
Bank owned life insurance	3,326	3,256	70	2.1%
Other real estate owned	550	1,486	(936)	-63.0%
Deferred income tax assets, net	923	2,697	(1,774)	-65.8%
Goodwill and other identifiable intangibles	2,894	2,960	(66)	-2.2%
Other assets	4,409	3,107	1,302	41.9%
Total assets	$609,942	$597,795	$12,147	2.0%

Liabilities
Deposits	$523,150	$467,688	$55,462	11.9%
Borrowed funds	33,856	77,371	(43,515)	-56.2%
Other liabilities	2,440	4,690	(2,250)	-48.0%
Total liabilities	559,446	549,749	9,697	1.8%
Equity
Total shareholders' equity	50,496	48,046	2,450	5.1%
Total liabilities and shareholders' equity	$609,942	$597,795	$12,147	2.0%

Total assets at December 31, 2017 were $609.9 million, representing an increase of $12.1 million, or 2.0%, when compared to total assets of $597.8 million at December 31, 2016. Total assets at December 31, 2017 consisted principally of earning assets totaling $598.2 million, consisting of loans receivable of $518.9 million, investment securities of $71.0 million and cash and cash equivalents of $8.3 million. At December 31, 2016, earning assets totaled $582.6 million, consisting of loans outstanding of $488.2 million, investment securities of $89.6 million and cash and cash equivalents of $4.8 million.

Deposits totaled $523.2 million at December 31, 2017 compared to $467.7 million at December 31, 2016, an increase of $55.5 million, or 11.9%. Of the total deposits at December 31, 2017, $240.9 million, or 46.0% of total deposits, are core deposits consisting of demand, money market and savings deposits, which increased $15.3 million, or 6.8% compared to core deposits of $225.6 million at December 31, 2016.

Advances from Federal Home Bank of Pittsburgh totaled $24.6 million at December 31, 2017 compared to $68.2 million at December 31, 2016, a decrease of $43.5 million, or 63.9%, while subordinated debt remained flat at $9.2 million when comparing these same periods.

Shareholders’ equity at December 31, 2017 was $50.5 million, representing an increase of $2.5 million from $48.0 million at December 31, 2016, primarily due to earnings net of preferred dividends recorded during the period.

Investments

First Priority’s total investment portfolio was $71.0 million at December 31, 2017, compared to $89.6 million at December 31, 2016, a decline of $18.6 million, or 20.7%. During 2017, excluding short-term discount notes, the Company had net investments purchased of $13.3 million, including $24.1 million of additional purchases, net of sales with a book value of $10.8 million.  Additionally, as of December 31, 2017, the investment portfolio included $15 million of Federal Home Loan Bank of Pittsburgh (“FHLB”) discount notes, and as of December 31, 2016, included $40 million of short-term United States Treasury securities, both of which were purchased related to year-end tax planning strategies and subsequently matured in January of each respective next year.  Other investment portfolio activity resulted in a decline of $6.9 million.

As of December 31, 2017 and 2016, investments totaling $52.4 million and $70.6 million, respectively, were classified as available for sale while $18.6 million and $19.0 million, respectively, were classified as held to maturity. Total investments accounted for 11.6% and 15.0% of total assets at each respective date.

Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $6 thousand at December 31, 2017 compared to $75 thousand at December 31, 2016. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at December 31, 2017 was comprised of federal agency securities (29%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (36%), obligations of states and political subdivisions (32%), and corporate and other debt securities (3%). All investment securities were either government guaranteed, issued by a government agency, or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at December 31, 2017 or 2016, respectively, and recorded no OTTI charges during either of the years ended December 31, 2017 or 2016.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at December 31, 2017. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

Securities Available for Sale
As of December 31, 2017
Within 1 year			After one but within five years		After five but within ten years		Over ten years		Total
Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
U.S. Government agency securities	$18,993	1.10%	$1,978	1.57%	$-	—	$-	—	$20,971	1.14%
Obligations of states and political subdivisions	-	—	-	—	-	—	4,386	4.05%	4,386	4.05%
Federal agency mortgage backed securities	-	—	561	1.82%	5,765	2.14%	18,963	2.31%	25,289	2.26%
Federal agency collateralized mortgage obligations	-	—	109	1.45%	-	—	-	—	109	1.45%
Other debt securities	-	—	-	—	1,583	5.50%	-	—	1,583	5.50%
Money market mutual fund	35	1.16%	-	—	-	—	-	—	35	1.16%
Total investments available for sale	$19,028	1.11%	$2,648	1.62%	$7,348	2.86%	$23,349	2.62%	$52,373	2.06%
Securities Held to Maturity
As of December 31, 2017
Within 1 year			After one but within five years		After five but within ten years		Over ten years		Total
Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
Obligations of states and political subdivisions	$-	—	$1,208	4.08%	$1,826	4.15%	$15,149	4.36%	$18,183	4.32%
Other debt securities	-	—	-	—	-	—	482	4.37%	482	4.37%
Total investments held to maturity	$-	-	$1,208	4.08%	$1,826	4.15%	$15,631	4.36%	$18,665	4.33%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity as of each of the three years ended December 31, 2017, 2016 and 2015 are shown in the following table:

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$20,991	$20,971	$45,984	$45,987	$62,967	$62,904
Obligations of states and political subdivisions	4,218	4,386	6,103	6,139	13,964	14,347
Federal agency mortgage-backed securities	25,524	25,289	13,863	13,720	17,042	17,038
Federal agency collateralized mortgage obligations	111	109	190	189	347	346
Other debt securities	1,500	1,583	1,500	1,530	-	-
Money market mutual fund	35	35	2,995	2,995	69	69
Total investments available for sale	$52,379	$52,373	$70,635	$70,560	$94,389	$94,704
Held To Maturity:
Obligations of states and political subdivisions	$18,183	$19,132	$18,561	$19,089	$19,405	$19,955
Other debt securities	482	533	482	495	481	491
Total investments held to maturity	$18,665	$19,665	$19,043	$19,584	$19,886	$20,446

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both December 31, 2017 and 2016, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $1.3 million and $3.1 million as of December 31, 2017 and 2016, respectively. This investment is required and provides partial collateral based on outstanding FHLB borrowings, which also declined $43.5 million, or 63.9%, when comparing these periods.

Loans

First Priority’s loan portfolio is the primary component of its assets. At December 31, 2017, loans receivable totaled $518.9 million, representing an increase of $30.7 million, or 6.3%, from total loans outstanding of $488.2 million at December 31, 2016. During 2017 new organic loan production totaled approximately $75 million while the Company experienced approximately $55 million in principal payments, unscheduled loan payoffs or net declines in usage related to lines of credit outstanding.  During the same period, the Company purchased $16 million of performing residential real estate loans which were underwritten using similar standards as the Bank uses for its originated mortgage portfolio.  The net increase related to all purchased real estate loan portfolios was $10.5 million after $5.5 million in principal payments.

The following table sets forth the classification of First Priority’s loan portfolio for each of the five years ended December 31, 2017:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
(In thousands, except percentage data):
Commercial & Industrial	$85,395	16%	$89,625	18%	$74,470	18%	$75,412	20%	$76,659	23%
Commercial Mortgage	235,946	46%	223,315	46%	179,365	44%	168,969	45%	149,492	45%
Commercial Construction	30,866	6%	22,408	5%	13,466	3%	6,497	2%	4,373	1%
Total Commercial	352,207	68%	335,348	69%	267,301	65%	250,878	67%	230,524	69%

Residential Mortgage	133,727	26%	110,538	23%	101,185	25%	80,134	21%	56,979	17%
Home Equity Lines	19,295	4%	24,669	5%	24,762	6%	27,902	8%	29,263	9%
Other Consumer	13,780	2%	17,514	3%	15,915	4%	16,378	4%	19,317	6%
Total Consumer	33,075	6%	42,183	8%	40,677	10%	44,280	12%	48,580	14%

Total Loans	519,009	100%	488,069	100%	409,163	100%	375,292	100%	336,083	100%
Net deferred loan (fees) or costs	(82)	0%	174	0%	(10)	0%	(70)	-	(346)	-
Total	$518,927	100%	$488,243	100%	$409,153	100%	$375,222	100%	$335,737	100%
        Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of December 31, 2017, commercial mortgage loans totaled $235.9 million, consisting of $153.4 million of loans to finance commercial business properties, of which 64% are owner occupied, $14.7 million to finance, and are secured by, multifamily properties, $54.7 million secured by 1-4 family residential dwelling properties for business purposes, and $13.1 million for other purposes. In addition, as of December 31, 2017, loans to lessors of non-residential buildings totaled $87.7 million, which is included in commercial mortgage loans; of this amount, $35.9 million, or 41% of these loans are related to owner occupied buildings.

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

Regulatory guidelines for total construction, land development and other land loans are 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) are set at 300% of total risk-based capital. The Bank monitors these two ratios, which as of December 31, 2017, totaled 74% and 207% of total risk-based capital, respectively, both within the regulatory suggested guidance.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2017 and 2016.

	At December 31, 2017
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$51,822	$28,296	$5,277	$85,395
Commercial Mortgage	47,478	128,352	60,116	235,946
Commercial Construction	11,618	18,037	1,211	30,866
Residential Mortgage Loans	6,055	14,934	112,738	133,727
Home Equity Lines of Credit	3,589	14,290	1,416	19,295
Other Consumer	10,061	2,541	1,178	13,780
Total Loans	$130,623	$206,450	$181,936	$519,009

Percentage composition of maturity	25%	40%	35%	100%

Loans with fixed predetermined interest rates	$56,644	$149,746	$62,995	$269,385
Loans with variable or floating interest rates (1)	73,979	56,704	118,941	249,624
Total Loans	$130,623	$206,450	$181,936	$519,009

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).
	At December 31, 2016
	Maturities of Outstanding Loans
	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total Loans
	(Dollars in thousands)
Commercial and Industrial	$47,899	$37,606	$4,120	$89,625
Commercial Mortgage	40,421	117,908	64,986	223,315
Commercial Construction	10,226	11,914	268	22,408
Residential Mortgage Loans	5,730	12,494	92,314	110,538
Home Equity Lines of Credit	2,975	17,085	4,609	24,669
Other Consumer	12,671	3,225	1,618	17,514
Total Loans	$119,922	$200,232	$167,915	$488,069

Percentage composition of maturity	25%	41%	34%	100%

Loans with fixed predetermined interest rates	$44,855	$143,931	$56,564	$245,350
Loans with variable or floating interest rates (1)	75,068	56,301	111,350	242,719
Total Loans	$119,923	$200,232	$167,914	$488,069

_____________________

(1)	Includes loans that reprice immediately with market index rates (floating) and loans that will reprice at a specified future date during the life of the loan (adjustable).

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$263	$-	$-	$70	$-
Non-accrual loans	638	776	1,933	4,484	4,276
Total non-performing loans (1)	901	776	1,933	4,554	4,276

Other real estate owned	550	1,486	1,633	1,257	914
Repossessed assets (2)	-	-	-	42	75
Total non-performing assets (3)	1,451	2,262	3,566	5,853	5,265

Performing troubled debt restructurings (4)	930	637	2,638	2,132	974
Total non-performing assets and performing troubled debt restructurings	$2,381	$2,899	$6,204	$7,985	$6,239

Non-performing loans as a percentage of total loans	0.17%	0.16%	0.47%	1.21%	1.27%
Non-performing assets as a percentage of total assets	0.24%	0.38%	0.65%	1.19%	1.18%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.39%	0.49%	1.14%	1.62%	1.40%
Ratio of allowance to non-performing loans at end of period	378%	429%	145%	51%	53%
Ratio of allowance to non-performing assets at end of period	235%	147%	78%	40%	43%
Allowance for loan losses as a percentage of total loans	0.66%	0.68%	0.68%	0.62%	0.68%

_____________________

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due and (iii) non-performing troubled debt restructured loans.
(2)	Repossessed assets include personal property, consisting of manufactured housing, which has been acquired for debts previously contracted.
(3)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(4)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $901 thousand at December 31, 2017, and $776 thousand at December 31, 2016. There was one new commercial real estate loan totaling $194 thousand added to non-accrual during the period.  Additionally, during 2017 payments received on non-accrual loans totaled $30 thousand, three loans were returned to accrual status totaling $61 thousand and charge-offs totaled $241 thousand on previously identified non-accrual loans.  Additionally, there was a commercial loan totaling $263 thousand which was past due more than 90 days and still accruing interest as of December 31, 2017; this loan was paid off in its entirety in January 2018 with no incremental losses incurred.  Total non-performing loans as a percentage of total loans at December 31, 2017 and December 31, 2016 was 0.17% and 0.16%, respectively.

Other real estate owned declined to $550 thousand at December 31, 2017 compared to $1.5 million at December 31, 2016.  As of December 31, 2017 and 2016 there were no repossessed assets.  During 2017, five properties with recorded values totaling $892 thousand were liquidated, which resulted in a net combined gain from sales of $74 thousand, while current year valuation adjustments on two properties totaled $44 thousand.  Non-performing assets totaled $1.5 million, or 0.24% of total assets, as of December 31, 2017, compared to $2.3 million, or 0.38% of total assets, as of December 31, 2016.

While not considered non-performing, First Priority’s performing troubled debt restructurings (“TDR”) are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. TDR’s may be deemed to have a higher risk of loss than loans which have not been restructured. At December 31, 2017 and 2016, First Priority’s performing TDR’s totaled $930 thousand and $637 thousand, respectively.  The increase between the two dates relates to an incremental troubled debt restructuring, which resulted from a participated loan relationship, where the Bank held a relatively small portion of the entire relationship, totaling $300 thousand, after a partial charge-off of $30 thousand.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of December 31, 2017 and 2016, loans past due 30 to 89 days and still accruing totaled $2.95 million and $415 thousand, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.74% and 0.24%, respectively, of total loans outstanding. Included in past due loans as of December 31, 2017 are two loan relationships totaling $2.5 million; both of which were paid current in the first week of January, 2018.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the year ended
	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at the beginning of period	$3,330	$2,795	$2,313	$2,273	$2,460
Charge-offs:
Commercial and Industrial	281	75	46	137	339
Commercial Mortgage	30	72	149	169	188
Residential Mortgage Loans	-	-	15	194	14
Home equity lines of credit	-	-	12	603	332
Other consumer loans	24	75	38	89	21
Total loans charged off	335	222	260	1,192	894
Recoveries:
Commercial and Industrial	4	21	13	58	35
Commercial Construction	-	2	-	10	-
Residential Mortgage Loans	-	-	-	-	7
Home equity lines of credit	2	9	103	17	5
Other consumer loans	19	15	16	15	15
Total recoveries	25	47	132	100	62
Net loans charged off	310	175	128	1,092	832
Provision charged to operations	385	710	610	1,132	645
Balance at end of period	$3,405	$3,330	$2,795	$2,313	$2,273
Average loans (1)	$494,051	$438,867	$387,814	$355,543	$318,240

Ratio of net charge-offs during period to average loans outstanding during period (annualized) (1)	0.06%	0.04%	0.03%	0.31%	0.26%
Allowance for loan losses as a percentage of total loans	0.66%	0.68%	0.68%	0.62%	0.68%

(1)	Includes non-accrual loans

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$666	16%	$647	18%	$631	18%	$788	20%	$445	23%
Commercial Mortgage	1,078	46%	1,051	46%	831	44%	468	45%	452	45%
Commercial Construction	147	6%	113	5%	56	3%	26	2%	12	1%
Residential Mortgage Loans	624	26%	452	23%	259	25%	159	21%	149	17%
Home Equity Lines of Credit	103	4%	188	5%	167	6%	270	8%	177	8%
Other Consumer Loans	74	2%	97	3%	84	4%	87	4%	67	6%
Total Allocated	2,692	100%	2,548	100%	2,028	100%	1,798	100%	1,302	100%
Unallocated	713		782		767		515		971
TOTAL	$3,405		$3,330		$2,795		$2,313		$2,273

_____________________

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $182 thousand has been provided on impaired loans of $1.6 million at December 31, 2017 compared to a specific allocation of $47 thousand related to $1.4 million of originated impaired loans at December 31, 2016.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative adjustment factor of up to 65 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.   The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment.  The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.5 million as of both December 31, 2017 and 2016, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the year ended December 31, 2017 to December 31, 2016.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of December 31, 2017, management believes that the allowance for loan losses of $3.4 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of December 31, 2017, these loans totaled $87.7 million and $60.4 million, respectively, or 16.9% and 11.6%, respectively, of the total loans outstanding. As of December 31, 2016, these same classifications of loans totaled $80.9 million and $67.7 million, respectively, or 16.6% and 13.9%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $523.2 million at December 31, 2017 compared to $467.7 million at December 31, 2016, representing an increase of $55.5 million, or 11.9%. During 2017, increases of $31.7 million, or 27.9%, in money market deposit and savings deposits and $10.8 million, or 19.7%, in non-interest bearing demand, were partially offset by a decrease of $27.2 million of interest bearing checking accounts, which represents a combined $15.3 million increase, or 6.8% in non-time deposits.  Total time deposits increased $40.2 million, or 16.6%, when comparing these same periods as an increase in retail time deposits of $58.7 million was partially offset by a decrease of $18.5 million in brokered time deposits.  The change in the mix of time deposits was the result of the execution of funding plans to reduce reliance on brokered CDs acquired as temporary funding of a 2016 loan purchase with retail CDs.  This was accomplished through active marketing and advertising efforts throughout 2017.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At December 31, 2017 and 2016, brokered deposits totaled $120.2 million and $138.8 million, respectively, which are included in time deposits.  The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under prompt corrective action provisions (see “Regulatory Matters” of the Notes to Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the year ended December 31,
	2017		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$62,703		$54,036		$47,899
Demand, interest-bearing	39,333	0.40%	48,758	0.33%	32,938	0.23%
Money market and savings deposits	120,782	0.76%	100,620	0.52%	95,216	0.33%
Time deposits	255,376	1.42%	220,436	1.30%	206,147	1.26%
Total interest-bearing deposits	415,491	1.13%	369,814	0.96%	334,301	0.89%
Total deposits	$478,194		$423,850		$382,200

The maturity distribution of time deposits of $100,000 or more as of December 31, 2017, is as follows:

December 31,
2017
(Dollars in thousands)
Three Months or Less	$6,648
Over Three Through Six Months	28,945
Over Six Through Twelve Months	15,386
Over Twelve Months	33,379
TOTAL	$84,358

Short-Term Borrowed Funds

At December 31, 2017, First Priority had short-term borrowings totaling $15.6 million, compared to $56.2 million at December 31, 2016, a decrease of $40.6 million, or 72.2% between the periods. Short-term borrowings consist of advances from the FHLB with an original maturity of one year or less as of issuance date and provide a short-term funding source related to all other balance sheet changes and overall resulting funding requirements.  Advances from the FHLB at December 31, 2017 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the years ended December 31, 2017 and 2016. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	2017	2016
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$-	$-
Weighted average rate at year end	-	-
Maximum month-end balance	$19	$-
Average daily balance during the year	$3	$2
Weighted average rate during the year	1.52%	0.76%

FHLB short-term borrowings:
Balance at year end	$15,625	$56,164
Weighted average rate at year end	1.54%	0.74%
Maximum month-end balance	$70,400	$60,688
Average daily balance during the year	$26,446	$22,508
Weighted average rate during the year	1.15%	0.61%

Long-Term Debt

Long-term debt totaled $9.0 million as of December 31, 2017 and $12.0 million as of December 31, 2016, a decline of $3.0 million related to maturities of $7.0 million with a blended rate of 0.97% offset by additional issuances of $4.0 million with a blended rate of 1.75%. These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.58% and 1.17%, as of December 31, 2017 and December 31, 2016, respectively, and an average remaining life of 1.7 years and 1.2 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $10.9 million and $14.1 million during the years ended December 31, 2017 and 2016, respectively, with an average rate of 1.30% and 1.12% for each of these respective periods. The maximum month-end balance of these borrowings was $12.0 million for the year ended December 31, 2017 and $15.0 million for the same period in 2016.

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

Capital Resources

Shareholders’ equity at December 31, 2017 was $50.5 million, representing an increase of $2.5 million from $48.0 million at December 31, 2016. This increase was comprised of current year net income of $2.5 million, stock based compensation costs of $262 thousand and a positive impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $36 thousand, which were partially offset by preferred dividends paid of $306 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at December 31, 2017 and 2016.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of December 31, 2017	As of December 31, 2016	For Capital Adequacy Purposes	To Be Considered "Well-Capitalized"	As of December 31, 2017	As of December 31, 2016

Total risk-based capital	12.19%	12.11%	8.00%	10.00%	12.15%	12.07%
Tier 1 risk-based capital	9.62%	9.40%	6.00%	8.00%	9.58%	9.35%
Tier 1 common equity capital	8.93%	8.80%	4.50%	6.50%	9.58%	9.35%
Tier 1 leverage capital	8.10%	7.92%	4.00%	5.00%	8.08%	7.87%

The capital ratios above reflect the new capital requirements under "Basel III". As of December 31, 2017, the Bank and the Company were in compliance with these requirements. See Note 17 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for each of the five years ended December 31, 2017.

	At or for the years ended
	December 31,
	2017	2016	2015	2014	2013
Return on average assets	0.43%	0.44%	0.44%	1.56%	0.05%
Return on average equity	4.92%	4.81%	4.11%	15.16%	0.47%
Average equity to average assets ratio	8.66%	9.20%	10.64%	10.28%	10.50%

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

At December 31, 2017 and 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $115.2 million and $98.2 million, respectively. In addition, as of each of these dates, the Company maintained $2.3 million and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding, as of each respective date, on behalf of its customers.

As of December 31, 2017 the Company did not have any deposit letters of credit outstanding; however as of December 31, 2016, the Company had deposit letters of credit totaling $16.0 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit are secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At December 31, 2017, wholesale funding sources totaled $144.8 million and were comprised of $120.2 million of brokered certificates of deposit and $24.6 million of FHLB advances. At December 31, 2016, wholesale funding sources totaled $207.0 million and were comprised of $138.8 million of brokered certificates of deposit and $68.2 million FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

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

As of December 31, 2017 and 2016, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At December 31, 2017 and 2016, the Bank had a total borrowing capacity with the FHLB of $221 million and $206 million, respectively, with advances and letters of credit outstanding of $24.6 million and $84.2 million, respectively. Short- term liquid assets at December 31, 2017 and 2016 totaled $17.7 million and $42.0 million, respectively, and were comprised of $2.7 million and $2.0 million, respectively, of interest bearing deposits held at correspondent banks and $15 million and $40.0 million, respectively, of investment securities due within 30 days.

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

At December 31, 2017, First Priority was marginally liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest earning assets and interest-bearing liabilities.

The Company’s interest rate sensitivity at December 31, 2017, as measured by the repricing characteristics of interest sensitive assets and interest sensitive liabilities, is presented in the following table. As noted above, the table presents data at a single point in time and includes significant management assumptions.

	Interest Rate Sensitivity Report
	As of December 31, 2017
	(Dollars in thousands)
	1-90	91-365	1-5	5 years
	days	days	years	and over	Total
Interest-Sensitive Assets
Interest-bearing deposits in banks	$2,666	$-	$-	$-	$2,666
Loans receivable	152,452	77,094	241,599	47,782	518,927
Investment securities available for sale	16,264	7,507	19,224	9,378	52,373
Investment securities held to maturity	319	-	5,824	12,522	18,665
Total Interest Earning Assets	$171,701	$84,601	$266,647	$69,682	$592,631
Cumulative Total	$171,701	$256,302	$522,949	$592,631
Interest-Sensitive Liabilities
Interest-bearing demand	$2,244	$6,731	$13,463	$7,480	$29,918
Money Market and Savings accounts	21,803	65,410	36,339	21,803	145,355
Time deposits	60,610	94,616	127,017	-	282,243
Borrowed funds	15,625	3,000	6,000	9,231	33,856
Total	$100,282	$169,757	$182,819	$38,514	$491,372
Cumulative Total	$100,282	$270,039	$452,858	$491,372
Gap	$71,419	$(85,156)	$83,828	$31,168
Cumulative gap	$71,419	$(13,737)	$70,091	$101,259
Interest-sensitive assets/interest-sensitive liabilities (cumulative)	1.7	0.9	1.2	1.2
Cumulative Gap/total earning assets	12.1%	-2.3%	11.8%	17.1%

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

The following table provides payments due by period for contractual obligations as of December 31, 2017.

	Payments Due by Period
		Over 1	Over 2	Over 3
	Within 1	through	through	through	Over 5
	Year	2 Years	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Certificates of deposit	$155,229	$76,431	$24,421	$26,162	$-	$282,243
Operating lease obligations	1,246	1,266	1,172	1,849	2,832	8,365
Subordinated debt	-	-	-	-	9,500	9,500
Long-term debt	3,000	2,000	4,000	-	-	9,000
Short-term borrowings	15,625	-	-	-	-	15,625
Accrued interest payable	844	-	-	-	-	844
Total	$175,944	$79,697	$29,593	$28,011	$12,332	$325,577

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First Priority Financial Corp.

Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Priority Financial Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended  and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania

March 23, 2018

First Priority Financial Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$5,591	$2,790
Interest-bearing deposits in banks	2,666	1,971
Total cash and cash equivalents	8,257	4,761
Securities available for sale, at fair value (amortized cost: $52,379 and $70,635, respectively)	52,373	70,560
Securities held to maturity, at amortized cost (fair value: $19,665 and $19,584, respectively)	18,665	19,043
Loans receivable	518,927	488,243
Less: allowance for loan losses	3,405	3,330
Net loans	515,522	484,913
Restricted investments in bank stocks	1,416	3,257
Premises and equipment, net	1,607	1,755
Bank owned life insurance	3,326	3,256
Accrued interest receivable	2,007	1,817
Other real estate owned	550	1,486
Deferred taxes	923	2,697
Goodwill	2,725	2,725
Intangible assets with finite lives, net	169	235
Other assets	2,402	1,290
Total Assets	$609,942	$597,795
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	65,634	54,817
Interest-bearing	457,516	412,871
Total deposits	523,150	467,688
Federal Home Loan Bank of Pittsburgh advances	24,625	68,164
Subordinated debt	9,231	9,207
Accrued interest payable	844	510
Other liabilities	1,596	4,180
Total Liabilities	559,446	549,749
Shareholders’ Equity:
Preferred stock, Series C, 9%, $100 par value; authorized 10,000,000 shares:
liquidation value: $1,000 per share, 3,404 shares issued and outstanding; liquidation value: $3,404 as of each date presented.	3,404	3,404
Common stock, $1 par value; authorized 20,000,000 shares; issued and outstanding:
2017: 6,577,969; 2016: 6,529,719	6,578	6,530
Surplus	40,843	40,629
Accumulated deficit	(323)	(2,475)
Accumulated other comprehensive loss	(6)	(42)
Total Shareholders’ Equity	50,496	48,046
Total Liabilities and Shareholders’ Equity	$609,942	$597,795

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the year ended December 31,
	2017	2016
Interest and Dividend Income
Loans receivable, including fees	$22,074	$19,570
Securities—taxable	1,199	1,150
Securities—exempt from federal taxes	579	408
Interest bearing deposits and other	201	118
Total Interest and Dividend Income	24,053	21,246
Interest Expense
Deposits	4,713	3,547
Short-term borrowings	305	137
Long-term debt	142	158
Subordinated debt	689	688
Total Interest Expense	5,849	4,530
Net Interest Income	18,204	16,716
Provision for Loan Losses	385	710
Net Interest Income after Provision for Loan Losses	17,819	16,006
Non-Interest Income
Wealth management fee income	168	308
Net gains on sales of investment securities	416	795
Bank owned life insurance income	70	78
Other	387	364
Total Non-Interest Income	1,041	1,545
Non-Interest Expenses
Salaries and employee benefits	8,273	8,046
Occupancy and equipment	1,844	1,906
Data processing equipment and operations	927	884
Professional fees	690	709
Marketing, advertising, and business development	336	230
FDIC insurance assessments	520	398
Pennsylvania bank shares tax expense	354	315
Other real estate owned	178	423
Other	1,279	1,212
Total Non-Interest Expenses	14,401	14,123
Income before Income Tax Expense	4,459	3,428
Income Tax Expense	2,001	1,128
Net Income	$2,458	$2,300
Preferred dividends	306	407
Income to Common Shareholders	$2,152	$1,893
Income per common share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.29
Weighted average common shares outstanding:
Basic	6,559	6,514
Diluted	6,785	6,570

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the year ended December 31,
	2017	2016
Net Income	$2,458	$2,300
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain on securities available for sale	485	405
Reclassification adjustment for realized gains included in net income	(416)	(795)
Tax effect	(24)	133
Net gains (losses) arising during the period	45	(257)
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period	(15)	(31)
Tax effect	6	10
Net unrealized holding losses on securities transferred during the period	(9)	(21)
Total other comprehensive income (loss)	36	(278)
Total comprehensive income	$2,494	$2,022

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2017 and 2016

(Dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2015	$9,404	$6,492	$40,327	$(4,368)	$236	$52,091
Preferred stock dividends	-	-	-	(407)	-	(407)
Redemption of preferred stock	(6,000)	-	-	-	-	(6,000)
Issuance of 36,250 shares of restricted common stock, net of 725 forfeited shares	-	36	(36)	-	-	-
Exercise of 2,000 shares of common stock options	-	2	10	-	-	12
Net income	-	-	-	2,300	-	2,300
Other comprehensive loss	-	-	-	-	(278)	(278)
Stock based compensation expense	-	-	328	-	-	328
Balance—December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046
Preferred stock dividends	-	-	-	(306)	-	(306)
Issuance of 52,700 shares of restricted common stock, net of 4,450 forfeited shares	-	48	(48)	-	-	-
Net income	-	-	-	2,458	-	2,458
Other comprehensive income	-	-	-	-	36	36
Stock based compensation expense	-	-	262	-	-	262
Balance—December 31, 2017	$3,404	$6,578	$40,843	$(323)	$(6)	$50,496

See notes to consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$2,458	$2,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	385	710
Write down of other real estate owned	44	139
Depreciation and amortization of premises and equipment	262	309
Net amortization	346	261
Stock based compensation expense	262	328
Net amortization of investment securities premiums and discounts	146	151
Net gains on sales of investment securities	(416)	(795)
Net (gain) loss on sale of other real estate owned	(74)	18
Net loss on disposal of premises and equipment	1	25
Bank owned life insurance policy income	(70)	(78)
Deferred income tax expense	1,755	988
Increase in accrued interest receivable	(190)	(194)
Increase in other assets	(272)	(20)
Increase in accrued interest payable	334	60
Increase in other liabilities	115	2,813
Net Cash Provided by Operating Activities	5,086	7,015
Cash Flows from Investing Activities
Net originations in loans	(15,114)	(2,531)
Purchase of loans	(16,151)	(77,326)
Purchases of securities available for sale	(59,770)	(49,645)
Redemption of restricted bank stock	1,841	111
Proceeds from maturities or calls of securities available for sale	61,490	60,537
Proceeds from maturities or calls of securities held to maturity	290	740
Proceeds from the sale of securities available for sale	13,340	13,563
Proceeds from the sale of other real estate owned	966	332
Purchases of premises and equipment	(116)	(56)
Net Cash Used in Investing Activities	(13,224)	(54,275)
Cash Flows from Financing Activities
Net increase in deposits	55,479	59,104
Net decrease in short-term borrowings	(40,539)	(3,561)
Repayments of long-term borrowings	(3,000)	(3,000)
Payments regarding subordinated debt issuance costs	-	(16)
Redemption of preferred stock	-	(6,000)
Proceeds from the exercise of common stock options	-	12
Cash dividends paid on preferred stock	(306)	(427)
Net Cash Provided by Financing Activities	11,634	46,112
Net Increase (Decrease) in Cash and Cash Equivalents	3,496	(1,148)
Cash and Cash Equivalents—Beginning	4,761	5,909
Cash and Cash Equivalents—Ending	$8,257	$4,761
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Transfer of available for sale securities to held to maturity securities	$-	$2,698
Transfer of loans receivable to other real estate owned	$-	$342
Cash paid for interest on deposits and borrowings	$5,534	$4,573
Cash paid for income taxes	$182	$139

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

Subsequent Events

Management has evaluated events and transactions occurring subsequent to December 31, 2017 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements.  The evaluation was conducted through the date these financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of acquired loans, the determination of the allowance for loan losses, stock-based compensation, impairment of goodwill, impairment of investments, the valuation of deferred tax assets and the valuation of other real estate owned.

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

The Company is required to maintain cash reserves that are considered restrictions on cash and cash equivalents which consist of required reserves with the Federal Reserve Bank, related to our deposit liabilities. At December 31, 2017 and 2016, these reserve balances were $1.7 million and $1.9 million, respectively.

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

Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, using the interest method over the terms of the securities. Transfer of securities into held to maturity from available for sale are made at fair value at the date of transfer. The unrealized gain/loss at date of transfer is retained in other comprehensive income, and in the current value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.  As of December 31, 2017, there were three remaining acquired purchased credit impaired loans with a net recorded balance of $55 thousand, after a non-accretable credit discount of $352 thousand compared to a net recorded balance of $215 thousand, after a non-accretable credit discount of $362 thousand as of December 31, 2016.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, or in the future, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount. For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset using the interest method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds any remaining pooled discounts for loans evaluated collectively for impairment.

The Company also purchased portfolios of performing residential mortgage loans in 2014 through 2017, all of which were underwritten using similar underwriting standards as it uses for its organic portfolio.  In August 2016, the Company purchased performing commercial loans from within the Bank’s market area.  Net acquisition premiums, or discounts, from the purchased loans will be recognized into interest income over the remaining life of the loans using the interest method.  There are currently no non-performing loans within these portfolios.

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both December 31, 2017 and 2016, represents management’s estimate of potential losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The assets financed through commercial and industrial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment in an acquisition or merger are recorded on acquisition date at fair value. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from 1 to 20 years beginning when the assets are placed in service. Buildings are depreciated from 14 to 20 years. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter, ranging from 1 to 20 years. Furniture, fixtures and equipment are depreciated from 2 to 10 years, automobiles are depreciated over 5 years and computer equipment and data processing software are depreciated from 1 to 10 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

Employee Benefit Plans

The Company’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined by the Board of Directors. The Company’s total matching contributions related to these plans resulted in expenses of $155 thousand and $149 thousand for the years ended December 31, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting. Goodwill is not amortized but is reviewed for potential impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate that there may be impairment.   ASC Topic 350-20 requires an at least annual review of the fair value of a reporting unit that has goodwill in order to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The Company elects to perform this review on July 1st of each year.

A qualitative factor test can be performed to determine whether it is necessary to perform a quantitative goodwill impairment test. If this qualitative test determines it is not likely (less than 50% probability) the fair value of the reporting unit is less than book value, then the Company is not required to perform a quantitative test and goodwill can be considered not impaired.  The Company reviewed the requirements of the qualitative assessments listed in ASC 350-20-35-3C, and resultantly identified nine qualitative assessments that are relevant to the general banking industry and specifically to First Priority.  These qualitative assessments were intended to isolate change factors which would contribute to the increased risk of impairment of goodwill.  The qualitative factors were then used to compare base year levels with current levels to identify potential change factors which could contribute to the increased risk of impairment of goodwill.  Based on the results of this analysis, it is more likely than not that the fair value of reporting unit as of the date of this analysis is higher than its book value and, therefore, goodwill is considered not impaired and no further testing is required pursuant to ASC Topic 350-20.

Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of operations in the period in which the impairment is determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

Core deposit and other intangible assets acquired in acquisitions are identified, recognized and amortized based upon the estimated economic benefits received using a 10 year sum of the years amortization method.

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

The Company has adopted guidance on accounting for uncertainty in income taxes as presented in FASB ASC 740-10. A tax position is recognized as a benefit at the largest amount that is more-likely-than not to be sustained in a tax examination based solely on its merits. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. Under the threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would result in recognition of a liability for unrecognized tax benefits as of December 31, 2017 and December 31, 2016.

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

Stock Options and Restricted Stock Grants

Compensation costs related to share-based payment transactions are recognized in the financial statements over the period that an employee provides service in exchange for the award. For the years ended December 31, 2017 and 2016, compensation expense related to outstanding stock options and restricted stock grants totaled $262 thousand and $328 thousand, respectively, which is included in salaries and employee benefits in the accompanying consolidated statements of operations. There was no tax benefit recognized related to this stock-based compensation.

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

Total reclassifications from accumulated other comprehensive income (loss) for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	December 31,
	2017	2016
	(Dollars in thousands)
Sale of investment securities available for sale	$(416)	$(795)	Gains on sale of investment securities
Amortization of unrealized holding gains (losses) on securities transferred from available for sale to held to maturity	(14)	(31)	Interest and dividend income on taxable securities
Tax effect	146	281	Income tax expense
Total reclassification	$(284)	$(545)
Accumulated other comprehensive income (loss) at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized gain (loss) on available for sale securities	$(4)	$(50)
Net unrealized holding gains on securities transferred from available for sale to held to maturity	(2)	8
Total	$(6)	$(42)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Note 2—Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. First Priority’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. This accounting guidance can be implemented using either a full retrospective method or a modified retrospective approach and will be effective for interim and annual reporting periods beginning after December 15, 2017 (effective January 1, 2018 for First Priority). Early adoption is permitted; however, First Priority will adopt this new accounting guidance in 2018, as required, and will adopt the new guidance using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. The Company has assessed its revenue streams and its contracts with customers that could potentially be affected by the new guidance; including wealth management fees, fees on deposits, gains and losses on the sale of other real estate owned and debit card interchange fees; but did not identify material changes to the timing or amount of revenue recognition.  The adoption of this accounting guidance does not have a material impact on the Company’s financial condition or results of operations.  The Company will also be subject to expanded disclosure requirements upon adoption for which the Company is still in the process of evaluating.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods. Early application is permitted. The Company does not hold any equity investments (excluding restricted investments in bank stocks) that do not have a readily determinable market value.  The Company has determined the implementation of this standard will not have a material impact to the financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has nine leases related to its current office locations, all of which are classified as operating leases, which upon implementation of the new standard in January 2019, will result in both a right-of-use asset and a corresponding lease liability recorded in its consolidated balance sheets currently estimated at approximately $6.4 million.  The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  Accordingly, effective January of 2017, the Company adopted the pronouncement.  During the year ended December 31, 2017, the Company had $10 thousand of tax benefits for stock option exercises and restricted stock vesting.  In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant.  For purposes of the determination of stock-based compensation expense for the year ended December 31, 2017, we recognized actual forfeitures of 4,450 shares of restricted stock awards that were granted to officers and other employees.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, and the Company adopted this accounting guidance effective December 31, 2017.  The amount of this reclassification was immaterial.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders. Securities that could potentially dilute basic earnings per common share in future periods that were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive amounted to 54,029 shares as of December 31, 2017, and 148,174 shares as of December 31, 2016.

The calculations of basic and diluted earnings per common share are presented below for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016
(In thousands, except per share information)
Net income	$2,458	$2,300
Less: preferred stock dividends	(306)	(407)
Income to common shareholders	$2,152	$1,893
Average basic common shares outstanding	6,559	6,514
Effect of dilutive stock options	226	56
Average number of common shares used to calculate diluted earnings per common share	6,785	6,570
Basic earnings per common share	$0.33	$0.29
Diluted earnings per common share	$0.32	$0.29

The amount of preferred stock dividends related to each series of preferred stock are presented below for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016
	(Dollars in thousands)
Preferred dividends:
Preferred Series A	$-	$77
Preferred Series B	-	4
Preferred Series C	306	326
Total preferred dividends	$306	$407

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

The Company previously transferred investment securities from available for sale to held to maturity securities.  Related to these transfers, there were net unrealized holding losses of $3 thousand, before the impact of taxes, as of December 31, 2017, compared to net unrealized holding gains of $12 thousand, before the impact of taxes, as of December 31, 2016, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$20,991	$-	$(20)	$20,971
Obligations of states and political subdivisions	4,218	168	-	4,386
Federal agency mortgage-backed securities	25,524	16	(251)	25,289
Federal agency collateralized mortgage obligations	111	-	(2)	109
Other debt securities	1,500	83	-	1,583
Money market mutual fund	35	-	-	35
Total investment securities available for sale	$52,379	$267	$(273)	$52,373
Held To Maturity:
Obligations of states and political subdivisions	$18,183	$953	$(4)	$19,132
Other debt securities	482	51	-	533
Total held to maturity	$18,665	$1,004	$(4)	$19,665

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$45,984	$8	$(5)	$45,987
Obligations of states and political subdivisions	6,103	46	(10)	6,139
Federal agency mortgage-backed securities	13,863	33	(176)	13,720
Federal agency collateralized mortgage obligations	190	-	(1)	189
Other debt securities	1,500	30	-	1,530
Money market mutual fund	2,995	-	-	2,995
Total investment securities available for sale	$70,635	$117	$(192)	$70,560
Held To Maturity:
Obligations of states and political subdivisions	$18,561	$561	$(33)	$19,089
Other debt securities	482	13	-	495
Total held to maturity	$19,043	$574	$(33)	$19,584

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at December 31, 2017 and 2016.

	As of December 31, 2017
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,975	$(17)	3	$1,996	$(3)	2	$5,971	$(20)	5
Federal agency mortgage-backed securities	20,099	(162)	12	3,416	(89)	4	23,515	(251)	16
Federal agency collateralized mortgage obligations	-	-	-	109	(2)	1	109	(2)	1
Total Available for Sale........	$24,074	$(179)	15	$5,521	$(94)	7	$29,595	$(273)	22
Held to Maturity:
Obligations of states and political subdivisions	$195	$(1)	1	$315	$(3)	1	$510	$(4)	2
Total Held to Maturity..........	$195	$(1)	1	$315	$(3)	1	$510	$(4)	2

	As of December 31, 2016
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,984	$(5)	4	$-	$-	-	$3,984	$(5)	4
Obligations of states and political subdivisions	-	-	-	872	(10)	1	872	(10)	1
Federal agency mortgage-backed securities	10,667	(175)	11	39	(1)	1	10,706	(176)	12
Federal agency collateralized mortgage obligations	159	(1)	1	-	-	-	159	(1)	1
Total Available for Sale........	$14,810	$(181)	16	$911	$(11)	2	$15,721	$(192)	18
Held to Maturity:
Obligations of states and political subdivisions	$2,289	$(33)	7	$-	$-	-	$2,289	$(33)	7
Total Held to Maturity..........	$2,289	$(33)	7	$-	$-	-	$2,289	$(33)	7

As of December 31, 2017, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is not likely to be required to sell any of these securities before recovery. Management does not believe any unrealized loss on individual securities, as of December 31, 2017 and 2016, represents other than temporary impairment.

For the years ended December 31, 2017 and 2016 gross gains of $416 thousand and $795 thousand, respectively, were realized from the sale of available for sale securities.

Securities totaling $69.0 million and $42.0 million were pledged at December 31, 2017 and 2016, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $20 thousand and $40 thousand as of December 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of securities as of December 31, 2017 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	December 31, 2017
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$18,997	$18,993	$-	$-
Due after one year through five years	1,994	1,978	1,208	1,225
Due after five years through ten years	1,500	1,583	1,826	1,890
Due after ten years	4,218	4,386	15,631	16,550
	26,709	26,940	18,665	19,665
Federal agency collateralized mortgage obligations	111	109	-	-
Federal agency mortgage-backed securities	25,524	25,289	-	-
Money market mutual fund	35	35	-	-
Total	$52,379	$52,373	$18,665	$19,665

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2017 and 2016.

	December 31,
	2017	2016
	(Dollars in thousands)
Commercial:
Commercial and industrial	$85,395	$89,625
Commercial mortgage	235,946	223,315
Commercial construction	30,866	22,408
Total commercial	352,207	335,348
Residential mortgage loans	133,727	110,538
Consumer:
Home equity lines of credit	19,295	24,669
Other consumer loans	13,780	17,514
Total consumer	33,075	42,183
Total loans	519,009	488,069
Allowance for loan losses	(3,405)	(3,330)
Net deferred loan cost (fees)	(82)	174
Total loans receivable, net	$515,522	$484,913

In June 2017, the Company purchased $7.0 million in performing residential real estate loans, at a slight acquisition discount totaling $35 thousand and in December 2017, purchased $9.0 million of performing residential real estate loans, including acquisition premiums of $117 thousand.  Previously, in August, 2016, the Company increased its loans outstanding through the acquisition of $64.6 million, including acquisition premiums of $197 thousand, of various types of performing commercial loans within the Bank’s market area.  In June 2016, the Company purchased $12.7 million, including acquisition premiums of $280 thousand, of performing residential real estate loans.  All portfolios of purchased loans were underwritten using similar standards as the Bank uses for its organic portfolio.

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended December 31, 2017 and 2016:

	For the year ended
	December 31, 2017
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$647	$(281)	$4	$296	$666
Commercial mortgage	1,051	(30)	-	57	1,078
Commercial construction	113	-	-	34	147
Residential mortgage loans	452	-	-	172	624
Home equity lines of credit	188	-	2	(87)	103
Other consumer loans	97	(24)	19	(18)	74
Unallocated	782	-	-	(69)	713
Total	$3,330	$(335)	$25	$385	$3,405

	For the year ended
	December 31, 2016
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$631	$(75)	$21	$70	$647
Commercial mortgage	831	(72)	2	290	1,051
Commercial construction	56	-	-	57	113
Residential mortgage loans	259	-	-	193	452
Home equity lines of credit	167	-	9	12	188
Other consumer loans	84	(75)	15	73	97
Unallocated	767	-	-	15	782
Total	$2,795	$(222)	$47	$710	$3,330

The following tables present the balance in the allowance for loan losses at December 31, 2017 and 2016 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	December 31, 2017
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$666	$42	$624	$85,395	$582	$84,813
Commercial mortgage	1,078	-	1,078	235,946	346	235,600
Commercial construction	147	-	147	30,866	-	30,866
Residential mortgage loans	624	140	484	133,727	637	133,090
Home equity lines of credit	103	-	103	19,295	-	19,295
Other consumer loans	74	-	74	13,780	3	13,777
Unallocated	713	-	713	-	-	-
Total	$3,405	$182	$3,223	$519,009	$1,568	$517,441

	December 31, 2016
	Allowance for Loan Losses			Loans Receivables
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$647	$-	$647	$89,625	$705	$88,920
Commercial mortgage	1,051	-	1,051	223,315	6	223,309
Commercial construction	113	-	113	22,408	-	22,408
Residential mortgage loans	452	47	405	110,538	637	109,901
Home equity lines of credit	188	-	188	24,669	14	24,655
Other consumer loans	97	-	97	17,514	51	17,463
Unallocated	782	-	782	-	-	-
Total	$3,330	$47	$3,283	$488,069	$1,413	$486,656

The following tables summarize information in regard to impaired loans by loan portfolio class as of December 31, 2017 and 2016 as well as for the years then ended, respectively:

	December 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$251	$906	$-	$705	$1,268	$-
Commercial mortgage	346	418	-	6	57	-
Commercial construction	-	-	-	-	-	-
Residential mortgage loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	14	16	-
Other consumer loans	3	3	-	51	80	-
With an allowance recorded:
Commercial and industrial	$331	$331	$42	$-	$-	$-
Commercial mortgage	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Residential mortgage loans	637	637	140	637	637	47
Home equity lines of credit	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-
Total:
Commercial and industrial	$582	$1,237	$42	$705	$1,268	$-
Commercial mortgage	346	418	-	6	57	-
Commercial construction	-	-	-	-	-	-
Residential mortgage loans	637	637	140	637	637	47
Home equity lines of credit	-	-	-	14	16	-
Other consumer loans	3	3	-	51	80	-
Total	$1,568	$2,295	$182	$1,413	$2,058	$47

	For the year ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$495	$4	$1,042	$9
Commercial mortgage	88	4	1,200	54
Commercial construction	-	-	-	-
Residential mortgage loans	-	-	28	1
Home equity lines of credit	-	-	94	4
Other consumer loans	3	-	170	7
With an allowance recorded:
Commercial and industrial	$196	$-	$503	$19
Commercial mortgage	42	-	331	16
Commercial construction	-	-	-	-
Residential mortgage loans	637	23	638	24
Home equity lines of credit	-	-	-	-
Other consumer loans	-	-	-	-
Total:
Commercial and industrial	$691	$4	$1,545	$28
Commercial mortgage	130	4	1,531	70
Commercial construction	-	-	-	-
Residential mortgage loans	637	23	666	25
Home equity lines of credit	-	-	94	4
Other consumer loans	3	-	170	7
Total	$1,461	$31	$4,006	$134

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Commercial and industrial	$435	$705
Commercial mortgage	200	6
Home equity lines of credit	-	14
Other consumer loans	3	51
Total loans	$638	$776

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $72 thousand and $93 thousand for the years ended December 31, 2017 and 2016, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2017 and 2016:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$84,811	$-	$584	$-	$85,395
Commercial mortgage	235,114	-	832	-	235,946
Commercial construction	30,866	-	-	-	30,866
Residential mortgage loans	133,727	-	-	-	133,727
Consumer:
Home equity lines of credit	19,295	-	-	-	19,295
Other consumer loans	13,780	-	-	-	13,780
Total	$517,593	$-	$1,416	$-	$519,009

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88,503	$-	$1,122	$-	$89,625
Commercial mortgage	221,544	-	1,771	-	223,315
Commercial construction	22,408	-	-	-	22,408
Residential mortgage loans	110,538	-	-	-	110,538
Consumer:
Home equity lines of credit	24,655	-	14	-	24,669
Other consumer loans	17,463	-	51	-	17,514
Total	$485,111	$-	$2,958	$-	$488,069

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$36	$284	$698	$1,018	$84,377	$85,395
Commercial mortgage	2,206	-	200	2,406	233,540	235,946
Commercial construction	-	-	-	-	30,866	30,866
Residential mortgage loans	329	-	-	329	133,398	133,727
Consumer:
Home equity lines of credit	-	-	-	-	19,295	19,295
Other consumer loans	33	65	3	101	13,679	13,780
Total	$2,604	$349	$901	$3,854	$515,155	$519,009

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivables
	(Dollars in thousands)
Commercial:
Commercial and industrial	$293	$60	$632	$985	$88,640	$89,625
Commercial mortgage	-	-	6	6	223,309	223,315
Commercial construction	-	-	-	-	22,408	22,408
Residential mortgage loans	-	104	-	104	110,434	110,538
Consumer:
Home equity lines of credit	-	-	-	-	24,669	24,669
Other consumer loans	17	-	4	21	17,493	17,514
Total	$310	$164	$642	$1,116	$486,953	$488,069

As of December 31, 2017 there was one loan totaling $263 thousand that is past due 90 days and still accruing interest.  This single loan relationship was paid off in its entirety in January 2018, with no losses incurred.  As of December 31, 2016, there were no loans 90 days past due and still accruing interest.

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

The following table reflects information regarding TDR’s entered into by the Company for the period ended December 31, 2017.

	For the year ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Troubled debt restructurings:
Commercial and industrial	2	$221	$206
Commercial mortgage	1	164	149
Total	3	$385	$355

For the year ended December 31, 2017, there were two loans, involving one borrower, modified into trouble debt restructurings related to a participation in a combined loan relationship whereby the Bank and all other banks involved entered into an agreement to accept a payment modification which resulted in a loss recorded by the Bank of $30 thousand and one loan for $55 thousand, modified into an interest only payment which did not result in any losses incurred.  For the year ended December 31, 2016 there were no new TDR’s entered into.

The following tables summarize the balance of outstanding TDR’s at December 31, 2017 and December 31, 2016:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2017
Commercial and Industrial	2	$147	$55	$202
Commercial mortgage loans	1	146	-	146
Residential mortgage loans	1	637	-	637
Total	4	$930	$55	$985

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2016
Residential mortgage loans	1	$637	$-	$637
Home equity lines of credit	1	-	14	14
Other consumer loans	1	-	20	20
Total	3	$637	$34	$671

As of December 31, 2017, there was one commercial loan TDR totaling $55 thousand which was in default and is classified as non-accrual.  As of December 31, 2017 and 2016 there were no other TDR’s which were subsequently in default and there were no commitments to lend additional funds to debtors whose terms have been modified in TDR’s.

The carrying amount of foreclosed residential mortgage properties held was $466 thousand as of December 31, 2017.  There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of December 31, 2017.

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

	December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of year	$5,466	$5,722
New loans	2,549	2,174
Loans of Retired Officers	(773)	-
Repayments	(1,686)	(2,430)
Balance at end of year	$5,556	$5,466

Deposits of related parties totaled $9.5 million and $7.7 million at December 31, 2017 and 2016, respectively.

Note 7—Premises and Equipment

The components of premises and equipment at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Buildings	$1,143	$1,143
Leasehold improvements	1,424	1,422
Furniture, fixtures and equipment	799	818
Automobiles	20	24
Computer equipment and data processing software	765	736
	4,151	4,143
Accumulated depreciation	(2,544)	(2,388)
	$1,607	$1,755

Depreciation expense for the years ended December 31, 2017 and 2016 was $262 thousand and $309 thousand, respectively.

Note 8—Deposits

The components of deposits at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
	(Dollars in thousands)
Demand, non-interest bearing	$65,634	$54,817
Demand, interest-bearing	29,918	57,168
Money market and savings accounts	145,355	113,655
Time, $100 and over	84,358	45,311
Time, other	197,885	196,737
	$523,150	$467,688

Included in time, other at December 31, 2017 and 2016 are brokered deposits of $120.2 million, and $138.8 million, respectively.

As of December 31, 2017 and 2016 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $32.1 million and $8.0 million, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

December 31, 2017
(Dollars in thousands)
2018	$155,229
2019	76,431
2020	24,421
2021	17,942
2022	8,220
Thereafter	-
$282,243

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $54 thousand at December 31, 2017, compared to $134 thousand at December 31, 2016.

Note 9—Borrowings

As of December 31, 2017 and 2016, the Company had an unused borrowing facility with a correspondent bank totaling $10 million, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit with security provided, when utilized, by a pledge of the Company’s investment assets.

The Bank has been a member of FHLB since March 2008. Advances are collateralized by restricted investments in FHLB bank stock totaling $1.3 million and $3.1 million at December 31, 2017 and 2016, respectively, by a specific pledge of the Bank’s investment assets and by a blanket lien on the Bank’s loan portfolio. At December 31, 2017 and 2016, respectively, the Bank had borrowing capacity with the FHLB, of $221 million and $206 million, respectively, with advances outstanding as of those dates of $24.6 million and $68.2 million, respectively. Investment securities with a carrying value of $20 thousand and $40 thousand were specifically pledged as collateral to secure FHLB borrowings as of December 31, 2017 and 2016, respectively.

Short-Term Borrowings

At December 31, 2017 and 2016, First Priority had short-term borrowings totaling $15.6 million and $56.2 million, respectively, consisting of advances from the FHLB with an original maturity of less than a year. Advances from the FHLB at December 31, 2017 are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected mortgage loans within the Bank’s portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for the years ended December 31, 2017 and 2016. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

	December 31,
	2017	2016
	(Dollars in thousands)
Federal funds purchased:
Balance at year end	$-	$-
Weighted average rate at year end	-	-
Maximum month-end balance	$19	$-
Average daily balance during the year	$3	$2
Weighted average rate during the year	1.52%	0.76%
FHLB short-term borrowings:
Balance at year end	$15,625	$56,164
Weighted average rate at year end	1.54%	0.74%
Maximum month-end balance	$70,400	$60,688
Average daily balance during the year	$26,446	$22,508
Weighted average rate during the year	1.15%	0.61%

Long-Term Debt

Long-term debt, consisting of FHLB advances with an original maturity of one year or greater, totaled $9.0 million and $12.0 million as of December 31, 2017 and 2016, respectively. Average balances outstanding totaled $10.9 million and $14.1 million, respectively, with an average cost of 1.30% and 1.12%, respectively, for the years ended December 31, 2017 and 2016.  Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

At December 31, 2017, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2018	$3,000	1.31%
2019	2,000	1.64%
2020	4,000	1.75%
	$9,000	1.58%

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

Note 11—Lease Commitments

Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2017, pertaining to premises, future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Minimum Lease Payments
(Dollars in thousands)
2018	$1,246
2019	1,266
2020	1,172
2021	971
2022	878
Thereafter	2,832
$8,365

The minimum lease payments shown above include payments for the entire current term. Option periods for which the Company has an option to extend the lease beyond current periods have not been included as part of the minimum lease payments.

Lease expense for all leases for the years ended December 31, 2017 and 2016 was $1.09 million and $1.13 million, respectively.

During 2016, the Bank closed its Plumstead branch office location upon reaching the end of the initial lease term.

Note 12—Severance and Employment Agreements

On December 19, 2013, the board of directors of the Company approved severance agreements between the Company and participating senior officers. Under the First Priority Bank Severance Plan (the “Severance Plan”), which is a broad-based severance plan applicable to certain employees of the Company and the Bank.  Each participating senior officer will receive a severance benefit equal to continued base salary, as defined, for a period ranging between six and eighteen months in the event that the officer’s employment is terminated within one year following a “change in control” as a result of a work force reduction or job elimination.

In addition, each senior officer also received a grant of stock options under the Company’s existing Stock Compensation Program. These issued options, totaling 355,000, which vest only upon a change in control of the Company, will remain outstanding for a period of ten years, expiring as of December 19, 2023, at an exercise price of $5.25.

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

As of December 31, 2017 and 2016 the Company had 3,404 shares of 9% fixed rate, Cumulative Perpetual Preferred Stock outstanding totaling $3.4 million.

On January 22, 2016, First Priority redeemed $6.0 million of its outstanding Preferred Stock for a total redemption price of $1,016.75 per share which included accrued dividends. This redemption included all shares of outstanding Series A (4,579 shares; par value $1,000) and Series B (229 shares; par value $1,000); and approximately 25.9% of Series C (1,192 shares of 4,596 shares outstanding; par value $1,000).  The shares of Series C were selected for redemption on a pro rata basis.  After the completion of these redemptions, 3,404 shares of Series C Preferred Stock are outstanding as of December 31, 2017.

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

A summary of the Stock Option Plan is presented below:

	For the Years Ended December 31,
	2017		2016
	Options to Purchase Common Shares	Weighted Average Exercise Price	Options to Purchase Common Shares (1)	Weighted Average Exercise Price
Outstanding at beginning of year	955,060	$6.35	970,193	$6.41
Granted during year	7,500	7.92	37,500	5.93
Forfeited/cancelled during the year	(40,000)	6.19	(32,500)	5.91
Exercised	-	-	(2,000)	5.73
Expired	(114,690)	10.08	(18,133)	9.65
Outstanding at end of year	807,870	$5.84	955,060	$6.35
Exercisable at end of year	239,870	$6.62	354,560	$7.74
(1)	Included in options outstanding and exercisable at December 31, 2016 are 100,000 organizer options, with an exercise price of $10.00 per share which expired on October 18, 2017.

The weighted average remaining contractual lives of all outstanding stock options and exercisable at December 31, 2017 and 2016 were 5.46 years and 3.05 years, respectively, and 5.84 years and 2.98 years, respectively. The aggregate intrinsic value of all outstanding stock options based on the closing stock price was $2.5 million as of December 31, 2017, including $586 thousand related to currently exercisable options, and $705 thousand as of December 31, 2016, including $150 thousand related to exercisable options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield	0.0%	0.0%
Expected life	7 years	7 years
Expected volatility	23%	26%
Risk-free interest rate	2.04%	1.63%
Weighted average fair value	$2.34	$1.83

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

As of December 31, 2017, there was $146 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the severance plan (see Note 12). That cost is expected to be recognized over a weighted average period of 1.72 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time. During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option granted to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 82,500 performance options were cancelled to date, leaving 16,500 outstanding as of December 31, 2017.  These non-vested options may be further adjusted in the future if the performance measures are not met.

Restricted stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company. Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board.  Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Plan is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period. As of December 31, 2017, there was $520 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 31, 2021.

A summary of restricted stock award activity is presented below for the years presented:

	For the Years Ended December 31,
	2017	2016
Outstanding unvested shares at beginning of year	89,450	165,474
Shares granted during year	52,700	36,250
Shares forfeited/cancelled during year	(4,450)	(725)
Vested Shares during this period	(13,550)	(111,549)
Outstanding unvested shares at end of year	124,150	89,450

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

The components of the net deferred tax asset at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$583	$701
Organization and start-up costs	35	75
Net operating loss carryforwards	-	833
Net operating loss carryforwards--acquired	231	670
Contribution carryforward	-	9
Non-qualified stock option expense	208	283
Other real estate owned deferred costs	18	215
Unrealized loss on investment securities	3	21
Alternative minimum tax carryforward	-	199
Property and equipment	35	35
Unfunded loan commitment reserve	7	12
Total Deferred Tax Assets	1,120	3,053
Deferred tax liabilities:
Acquisition accounting	66	135
Cash basis conversions	120	206
Discount accretion on investment securities	11	15
Total Deferred Tax Liabilities	197	356
Net Deferred Tax Asset	$923	$2,697

First Priority’s net deferred tax asset as of December 31, 2017 includes $231 thousand related to net operating losses (“NOL”) acquired related to the acquisition of Prestige Community Bank and Affinity Bancorp which are subject to certain limitations and expire in 2028 and 2032, respectively, if not fully utilized.  The acquired NOL carryforward balance of $1.1 million remains available to reduce future federal income taxes as of December 31, 2017.

The following table presents the income tax expense for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
	2017	2016
	(Dollars in thousands)
Current tax expense:
Federal	$227	$94
State	19	46
Deferred Income tax expense:
Federal	1,755	988
Income tax expense	$2,001	$1,128

Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	For the year ended December 31,
	2017	2016
	(Dollars in thousands)
Federal income tax expense at statutory rate of 34%:	$1,516	$1,165
Increase (decrease) in taxes resulting from:
Tax exempt interest income, net	(159)	(109)
Tax exempt income on bank owned life insurance	(24)	(26)
Applicable state income taxes	13	30
Stock compensation adjustment for expired options	(3)	30
Tax Cut and Jobs Act adjustment to deferred tax asset	571	-
Other	87	38
Federal income tax expense	$2,001	$1,128

The year ended December 31, 2017 included a non-recurring non-cash reduction in the value of First Priority’s net deferred tax asset which resulted in a charge of $571 thousand and is included in the provision for income tax expense. This income tax adjustment was a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered First Priority’s future maximum corporate tax rate from 34 percent to 21 percent. Although this reduced rate will provide tax savings in future periods, this charge was required to write-down First Priority’s DTA which was previously valued based upon the projection of a 34 percent future tax benefit.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2017 and 2016, there was no interest or penalties accrued for the Company. With limited exception, tax years prior to 2014 are closed to examination by Federal and State taxing authorities.

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

At December 31, 2017 and 2016, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $115.2 million and $98.2 million, respectively. In addition, as of each of these dates, there were $2.3 million and $958 thousand of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit as of each respective date, issued on behalf of the Bank’s customers.

As of December 31, 2017 the Company did not have any deposit letters of credit outstanding; however as of December 31, 2016, the Company had deposit letters of credit totaling $16.0 million, issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), as required to provide collateral on certain municipal deposits maintained at the Bank.  These deposit letters of credit were secured by a blanket lien on selected mortgage loans within First Priority Bank’s portfolio.

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

Note 17—Regulatory Matters

The Bank’s capital amounts (dollars in thousands) and ratios at December 31, 2017 and 2016 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2017
Total capital (to risk-weighted assets)	$59,886	12.15%		$39,434	>8.0%	$	>49,292	>10.0%
Tier 1 capital (to risk-weighted assets)	47,215	9.58		>29,575	>6.0		>39,434	>8.0
Tier 1 common equity capital (to risk-weighted assets)	47,215	9.58		>22,182	>4.5		>32,040	>6.5
Tier 1 capital (to total assets)	47,215	8.08		>23,384	>4.0		>29,230	>5.0
December 31, 2016
Total capital (to risk-weighted assets)	$55,900	12.07%	$	>37,064	>8.0%	$	>46,330	>10.0%
Tier 1 capital (to risk-weighted assets)	43,328	9.35		>27,798	>6.0		>37,064	>8.0
Tier 1 common equity capital (to risk-weighted assets)	43,328	9.35		>20,848	>4.5		>30,114	>6.5
Tier 1 capital (to total assets)	43,328	7.87		>22,023	>4.0		>27,528	>5.0

The federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

Under these rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements is being phased in over a three-year period beginning January 1, 2016 and was 0.625% in 2016, 1.25% during 2017 and is 1.875% in 2018.  The capital buffer requirement, on a fully phased-in basis as of January 1, 2019, effectively raises the minimum required common equity Tier 1 capital ratio to 7.0% (5.125% in 2016 and 5.75% in 2017), the Tier 1 capital ratio to 8.5% (6.625% in 2016 and 7.25% in 2017), and the total capital ratio to 10.5% (8.625% in 2016 and 9.25% in 2017).

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

Note 18—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2017 and 2016 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

During the years ended December 31, 2017 and 2016 there were no changes in methodologies for determining fair value measurements and there were no transfers between fair value hierarchy levels.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2017:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$20,971	$-	$20,971	$-
Obligations of states and political subdivisions	4,386	-	4,386	-
Federal agency mortgage-backed securities	25,289	-	25,289	-
Federal agency collateralized mortgage obligations	109	-	109	-
Other debt securities	1,583	-	1,583	-
Money market mutual fund	35	35	-	-
Total assets measured at fair value on a recurring basis	$52,373	$35	$52,338	$-

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2016:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$45,987	$-	$45,987	$-
Obligations of states and political subdivisions	6,139	-	6,139	-
Federal agency mortgage-backed securities	13,720	-	13,720	-
Federal agency collateralized mortgage obligations	189	-	189	-
Other debt securities	1,530	-	1,530	-
Money market mutual fund	2,995	2,995	-	-
Total assets measured at fair value on a recurring basis	$70,560	$2,995	$67,565	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of December 31, 2017:
Impaired loans	$1,119	$-	$-	$1,119
Other real estate owned	69	-	-	69
Total assets measured at fair value on a nonrecurring basis	$1,188	$-	$-	$1,188
As of December 31, 2016:
Impaired loans	$1,257	$-	$-	$1,257
Other real estate owned	679	-	-	679
Total assets measured at fair value on a nonrecurring basis	$1,936	$-	$-	$1,936

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

Quantitative information about Level 3 fair value measurements at December 31, 2017 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,119	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-75% (12.19%)
			Liquidation expenses	0%-10% (8.47%)
Other real estate owned	$69	Appraisal of collateral(1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	8% (8.00%)

 Quantitative information about Level 3 fair value measurements at December 31, 2016 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,257	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-25% (4.87%)
		Valuation of business assets used as collateral(4)	Valuation adjustments	0%-80% (75.32%)
			Liquidation expenses	0%-10% (8.01%)
Other real estate owned	$679	Appraisal of collateral(1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	5%-7% (6.94%)
(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.
(4)	Fair value is generally determined based on specific customer’s business assets, such as accounts receivable, which have been used as collateral for loans.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. At December 31, 2017 and 2016, the fair value of other real estate owned consists of balances of $69 thousand and $1.2 million, respectively, net of valuation allowances of $38 thousand, and $520 thousand, respectively. Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and 2016:

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

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of December 31, 2017 the fair value of impaired loans consisted of loan balances with an allowance recorded of $968 thousand, net of valuation allowances of $182 thousand; and loan balances with no related allowance recorded of $529 thousand, net of partial charge-offs of $196 thousand. As of December 31, 2016 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $46 thousand; and loan balances with no related allowance recorded of $862 thousand, net of partial charge-offs of $196 thousand.

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

At December 31, 2017 and 2016, the estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$-	$-
Securities available for sale	52,373	52,373	35	52,338	-
Securities held to maturity	18,665	19,665	-	19,665	-
Loans receivable, net	515,522	519,721	-	-	519,721
Restricted stock	1,416	1,416	-	1,416	-
Accrued interest receivable	2,007	2,007	-	2,007	-

Liabilities:
Deposits	523,150	521,922	-	521,922	-
Federal Home Loan Bank of Pittsburgh advances	24,625	24,546	-	24,546	-
Subordinated debt	9,231	9,539	-	9,539	-
Accrued interest payable	844	844	-	844	-

Off-balance sheet credit related instruments:
Commitments to extend credit	-	-	-	-	-

	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$4,761	$4,761	$4,761	$-	$-
Securities available for sale	70,560	70,560	2,995	67,565	-
Securities held to maturity	19,043	19,584	-	19,584	-
Loans receivable, net	484,913	490,890	-	-	490,890
Restricted stock	3,257	3,257	-	3,257	-
Accrued interest receivable	1,817	1,817	-	1,817	-

Liabilities:
Deposits	467,688	467,616	-	467,616	-
Federal Home Loan Bank of Pittsburgh advances	68,164	68,157	-	68,157	-
Subordinated debt	9,207	9,273	-	9,273	-
Accrued interest payable	510	510	-	510	-

Off-balance sheet credit related instruments:

Note 19—Parent Company Only Financial Information

Condensed financial statements of First Priority Financial Corp. follow:

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$27	$243
Investment in subsidiary	50,118	47,454
Deferred taxes	238	349
Receivable due from bank subsidiary	119	-
Other assets	18	32
Total assets	$50,520	$48,078

Liabilities and shareholders' equity
Other liabilities	$24	$32
Shareholders' equity	50,496	48,046
Total liabilities and shareholders' equity	$50,520	$48,078

CONDENSED INCOME STATEMENTS

	For the year ended
	December 31,
	2017	2016
	(Dollars in thousands)
Dividend income from subsidiary, net of dividends paid by Bank	$306	$407
Interest from subsidiary	1	2
Total income	307	409
Non-interest expenses	103	161
Income before taxes and equity in undistributed net income of subsidiary	204	248
Federal income tax expense (benefit)	112	(54)
Income before equity in undistributed net income of subsidiary	92	302
Equity in undistributed net income of subsidiary	2,366	1,998
Net income	$2,458	$2,300

STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended
	December 31,
	2017	2016
	(Dollars in thousands)
Net income	$2,458	$2,300
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized gain on securities available for sale	484	405
Reclassification adjustment for realized gains included in net income	(416)	(795)
Tax effect	(23)	133
Net (losses) gains arising during the period	45	(257)
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to income during the period……………………………………..…….……………………………………	(14)	(31)
Tax effect	5	10
Net unrealized holding losses on securities transferred during the period	(9)	(21)
Total other comprehensive (loss) income	36	(278)
Total comprehensive income	$2,494	$2,022

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016
	(Dollars in thousands)
Operating activities:
Net income	$2,458	$2,300
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary, net of dividends from Bank	(2,628)	(2,326)
Stock based compensation distribution from Bank	262	328
Deferred income tax expense (benefit)	111	(54)
Net increase in other assets	(105)	(4)
Net (decrease) increase in other liabilities	(8)	3
Net cash provided by operating activities	90	247
Financing activities:
Redemptions of preferred stock	-	(6,000)
Proceeds from the exercise of common stock options	-	12
Cash dividends paid on preferred stock	(306)	(427)
Net cash used in financing activities	(306)	(6,415)
Net decrease in cash	(216)	(6,168)
Cash and cash equivalents at beginning of the period	243	6,411
Cash and cash equivalents at end of period	$27	$243

Note 20—Subsequent Event

Merger with Mid Penn Bancorp, Inc.

As previously announced on January 16, 2018, First Priority entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid Penn Bancorp, Inc. (“Mid Penn”) pursuant to which First Priority will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. On a pro forma basis, at December 31, 2017, the combined company would have approximately $2.2 billion in total assets, $1.6 billion in loans, $1.8 billion in deposits and $170 million in equity capital.   Under the terms of the Merger Agreement, shareholders of First Priority will receive 0.3481 shares of Mid Penn common stock for each share of First Priority common stock they own. Subject to customary closing conditions including regulatory and shareholder approvals, it is expected that the Merger will be completed in the third quarter of 2018.  The combination will establish a community bank with 37 retail locations serving 12 counties in Pennsylvania and will have a geographical presence in southeastern Pennsylvania in Berks, Bucks Chester and Montgomery counties, central Pennsylvania in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland and Schuylkill counties and western Pennsylvania in Fayette and Westmoreland counties resulting from Mid Penn’s acquisition of Scottdale Bank & Trust on January 8, 2018.

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

(c) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2017.

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

Name and Principal Occupation	Age	Director Since	Directorships in Public Cos. and Registered Investment Cos.
David E. Sparks	73	2007	None
Chairman and CEO of First Priority Financial Corp. and Chairman of First Priority Bank (1)

Steven A. Ehrlich	56	2013	None
President of First Priority Financial Corp. and President and CEO of First Priority Bank (2)

Joel L. Frank	56	2017	None
Attorney, Managing Partner and Chairman of Lamb McErlane PC (3)

Burton A. MacLean, Jr.	76	2016	None
Managing Partner of Diversified Search (4)

Jerome I. Marcus	67	2013	None
Private Investor and former Medical Director and CEO of Omega Medical Laboratories (5)

Barry L. Myers	70	2013	None
An owner and director of GES, Inc., a national environmental consulting company. Former Chairman, CEO and President of B.L. Myers Bros., Inc., a water well drilling company until December 2001 (6)

Alan P. Novak	68	2007	None
Attorney, Lamb McErlane PC; President, Novak Strategic Advisors; and Partner, Rooney Novak Group (7)

Mel A. Shaftel	74	2007	None
Private Investor (8)

Vincent P. Small, Jr.	74	2007	None
Private Investor and Business Consultant (9)

Patrick M. Smith	62	2015	None
Certified Public Accountant & Partner of Rosenberg, Smith, Cooney and Migliore, P.C. (10)

Christopher E. Spinieo	47	2015	None
Owner and President of Spinieo Incorporated (11)

Michael G. Wade	49	2015	None
Owner, Knight Abstract, Inc. (12)

William L. Wetty	73	2007	None
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

(3)

Mr. Frank was appointed to serve as a director of FPFC and the Bank on July 27, 2017. Mr. Frank serves as Chair of the National Board of Directors for Alex’s Lemonade Stand Foundation and is a board member of the Zoological Society of Philadelphia.  He is Commissioner on the Pennsylvania State Athletic Commission and is the longtime Solicitor for the Republican Committee of Chester County and the Chester County Police Chiefs Association.  Mr. Frank is General Counsel for the Republican Party of Pennsylvania.

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

(11)

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

	Year	Salary ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation (5) ($)	Total ($)
David E. Sparks,	2017	$297,885	$19,691	$28,773	$15,177	None	$-	$52,336	$413,862
Chairman, and Chief	2016	275,000	-	39,425	15,177	None	-	50,795	380,397
Executive Officer(1)	2015	268,269	15,613	35,423	12,598	None	-	32,583	364,486
Steven A. Ehrlich,	2017	$233,923	$13,916	$5,988	$-	None	$-	$42,036	$295,863
President(1)(2)	2016	230,000	-	3,978	2,845	None	-	44,340	281,163
	2015	228,654	12,370	1,989	$8,168	None	-	45,793	296,974
Lawrence E. Donato,	2017	$200,769	$18,001	$6,818	$9,486	None	$-	$13,481	$248,555
Executive Vice President	2016	197,500	10,000	23,754	9,486	None	-	14,257	254,997
and Chief Risk Officer(1)	2015	195,481	10,576	23,308	7,749	None	-	14,146	251,260
Mary Ann Messmer,	2017	$199,769	$17,911	$4,217	$-	None	$-	$17,093	$238,990
Executive Vice	2016	196,500	7,500	21,196	2,845	None	-	16,422	244,463
President(1)	2015	194,750	10,536	21,268	8,476	None	-	16,138	251,168
Mark J. Myers,	2017	$189,808	$17,018	$8,195	$5,691	None	$-	$12,546	$233,258
Chief Financial	2016	180,000	15,000	24,498	5,691	None	-	12,023	237,212
Officer(1)	2015	178,250	9,643	21,924	4,850	None	-	11,961	226,628
(1)

Mr. Sparks is also the Chairman of the Bank.  Mr. Ehrlich is also President and Chief Executive Officer of the Bank.  Mr. Donato, age 69, is also Executive Vice President and Chief Operating Officer of the Bank.  Ms. Messmer, age 63, is also Executive Vice President of the Bank.  Mr. M. Myers, age 56, is also Chief Financial Officer of the Bank.

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
(5)

(a) Includes for Mr. Sparks, a car allowance or car lease payments of $8,149 for 2017, $9,849 for 2016 and $6,567 for 2015 for business use of his vehicle; for Mr. Donato, a car allowance for business use of his vehicle of $6,000 for each of the three years; for Ms. Messmer, a car allowance for business use of her vehicle of $7,800 for each of  the three years; for Mr. M. Myers, a car allowance for business use of his vehicle of $6,000 for each of the three years.  Mr. Ehrlich’s Employment Agreement provides for a car allowance that amounted to $22,355, $23,683 and $25,514 for the years 2017, 2016 and 2015, respectively.  (b) Includes the expense of a club membership used for business generation for Mr. Sparks in the amount of $5,198 for 2017, $1,250 for 2016 and 2015; for Mr. Ehrlich in the amount of $9,863 for 2017, $9,643 for 2016, and $9,313 for 2015; and Ms. Messmer $2,028 for 2017, $1,950 for 2016 and $1,500 for 2015.   (c) The Bank’s 401(k) matching contribution amounts for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer in 2017 were $7,506, $7,558, $6,203, $5,874 and $6,227, respectively; and in 2016 were $7,298, $7,440, $6,105, $5,580 and $5,893, respectively; and in 2015 were $7,413, $7,400, $6,044, $5,527 and $6,076, respectively.  (d) The Company reimburses Mr. Sparks a portion of the premium on a life insurance policy held by a life insurance trust of which his spouse is the trustee and beneficiary.  The amount reimbursed in 2017 and 2016 was $30,000 and in 2015 $15,000.   The Company paid the premium on a life insurance policy for Mr. Ehrlich of $1,840 for 2107, 2016 and 2015 of which his wife is the beneficiary.

Outstanding Equity Awards at Fiscal Year End – 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David E. Sparks	25,000 0 0	0 60,000(1) 40,000	0 0 0	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	12,500(2)	$61,875	0 7,200(5)	0 $57,888
Steven A. Ehrlich (3)	6,378 7,114 8,096 8,341 8,341	0 0 0 0 0 7,500	0 0 0 0 0 0	$11.21 $10.19 $9.17 $9.17 $6.33 $5.94	3/1/18 2/27/19 3/1/20 3/1/21 3/1/22 7/1/25	2,600(2)	$12,870	0 1,500(5)	0 $12,060
Lawrence E. Donato	15,000 0	0 45,000(1) 20,000	0 0 5,000	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	4,300(2) 100(4)	$21,285 $575	0 0	0 0
Mary Ann Messmer	15,000 0	0 45,000(1) 7,500	0 0 0	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	2,600(2) 100(4)	$12,870 $575	0 0	0 0
Mark J. Myers	10,000 0	0 40,000(1) 12,500	0 0 2,500	$5.58 $5.25 $5.94	5/6/21 12/19/23 7/1/25	5,200(2) 100(4)	$25,740 $575	0 0	0 0

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

(3)	Mr. Ehrlich’s vested options were originally issued by ABI and became fully vested with the merger of ABI and the Company.
(4)

Participation in a companywide restricted stock grant on February 11, 2016, which vest after three years of continuous employment.  Market value per share of $5.75 is based on the market price per share of the Company’s common stock as of the close of business on February 11, 2016.

(5)

Distribution on May 1, 2017 as Incentive Compensation based on the Company’s 2016 operating performance.  Market value per share of $8.04 is based on the market price per share of the Company’s common stock as of the close of business on May 1, 2017.

Option Exercises and Stock Vested

The named executive officers did not exercise any stock options during the year ended December 31, 2017.

Pension Benefits

The named executive officers participate in the Bank’s 401(k) Plan that provides for a 50% match on the first 6% of the employees’ contribution to the plan.  In 2017, the Bank’s match for Messrs. Sparks, Ehrlich, Donato and M. Myers and Ms. Messmer was $7,506, $7,558, $6,213, $5,874 and $6,227, respectively.

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

Compensation of Directors

The following table sets forth a summary of the compensation that the Company paid to its non-employee directors in 2017.

Name	Fees Earned Or Paid In Cash ($)(1)	Stock Awards ($)	Option Awards (1)	All Other Compensation ($)	Total
Irvin Cohen	$5,000	$16,140	−	−	$21,140
Joel L. Frank	$5,000	$16,000	−	−	$21,000
Burton A. MacLean	$5,000	$16,140	−	−	$21,140
Jerome I Marcus	$5,000	$16,140	−	−	$21,140
Barry L. Myers	$5,000	$16,140	−	−	$21,140
Alan P. Novak	$5,000	$16,140	−	−	$21,140
Mel A. Shaftel	$5,000	$16,140	−	−	$21,140
Vincent P. Small Jr.	$5,000	$16,140	−	−	$21,140
Patrick M. Smith	$5,000	$16,140	−	−	$21,140
Christopher E. Spinieo	$5,000	$16,140	−	−	$21,140
Michael G. Wade	$5,000	$16,140	−	−	$21,140
William L. Wetty	$5,000	$16,140	−	−	$21,140

_______________________

(1)

For their service on the First Priority board of directors from the date of the 2017 annual shareholders’ meeting to the 2018 annual shareholders’ meeting, all non-employee directors of the Company were compensated with a retainer fee of $5,000 and 2,000 shares of restricted common stock of the Company, which vest after three years of service and were valued at $8.07 per share, the market value of the Company’s common stock at close of business on July 1, 2017.  Mr. Frank, who was elected to the Board on July 27, 2017, was compensated under the same terms as described above and his stock award was valued at $8.00 per share, the market value of the Company’s common stock at the close of business on July 27, 2017. Mr. Cohen is a director emeritus of the Company and currently continues as a director of the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the number of shares of common stock beneficially owned, as of March 12, 2018, by each present director, nominee for director, and each executive officer named in the Summary Compensation Table appearing below (the “named executive officers”).  The mailing address of each person is c/o First Priority, 2 West Liberty Boulevard, Suite 104, Malvern, Pennsylvania 19355.

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percent Beneficial Ownership (1)
Lawrence E. Donato	182,879	(3)(7)	2.75%
Steven A. Ehrlich	132,293	(3)(5)(7)	1.98%
Joel L. Frank	2,000		*
Burton A. MacLean, Jr.	6,000		*
Jerome I. Marcus	173,613		2.61%
Mary Ann Messmer	43,504	(3)(6)(7)	*
Barry L. Myers	32,476		*
Mark J. Myers	37,854	(7)	*
Alan P. Novak	26,673	(2)	*
Mel A. Shaftel	154,418	(2)(3)(6)(8)	2.32%
Vincent P. Small, Jr.	91,251	(2)(3)(6)(8)	1.37%
Patrick M. Smith	21,789	(3)(4)(6)(8)	*
David E. Sparks	313,423	(3)(7)	4.72%
Christopher E. Spinieo	40,205	(3)(4)(6)(8)	*
Michael G. Wade	21,289	(3)(4)(6)(8)	*
William L. Wetty	134,392	(2)(3)(6)(8)	2.02%
All present and nominee directors and named executive officers as a group (16 persons)	1,414,059		21.02%

______________________________

* Less than 1%

(1)

Shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.  Also includes shares the holder has the right to acquire within sixty (60) days of March 12, 2018, and therefore amounts shown include options to acquire First Priority common stock that are exercisable on or before May 11, 2018.  As of the date of this form 10-K, the number of shares represented by vested options which have been granted to all directors and named executive officers as a group totaled 81,892.

(2)

Includes a total of 1,000 options granted on December 11, 2008 to each non-employee director at an exercise price of $10.25 per share, which vested in full four years from the date of grant and will terminate ten years from the date of grant.

(3)

Mr. Donato’s beneficial ownership includes 82,671 shares of common stock owned jointly with his wife; 3,300 shares held in the name of his wife; and 19,203 shares of common stock owned by his adult children with respect to which Mr. Donato does not exercise voting or investment power.

Mr. Ehrlich’s beneficial ownership includes 42,696 shares of common stock in the estate of his parents in which Mr. Ehrlich shares voting and investment power.
Ms. Messmer’s beneficial ownership includes 5,000 shares of common stock held jointly with her husband.
Mr. Shaftel’s beneficial ownership includes 64,105 shares of common stock owned by trusts in which Mr. Shaftel shares voting and investment power.
Mr. Small’s beneficial ownership includes 1,800 shares of common stock held jointly with his wife.
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

(5)

The number of shares beneficially owned includes 31,892 options issued to Mr. Ehrlich as former CEO of ABI which became fully vested upon the change of control effective with the merger of ABI into First Priority and 42,696 shares of common stock held in the estate of his parents of which Mr. Ehrlich shares voting and investment power with his siblings.

(6)

Includes the following number of options which were granted May 6, 2011, at an exercise price of $5.58 and are fully vested: Ms. Messmer – 15,000 options; Mr. Shaftel – 5,500 options; Mr. Small – 5,500 options; Mr. Smith – 2,000 options; Mr. Wetty – 2,000 options; Mr. Spinieo – 1,000 options; and Mr. Wade – 1,000 options.

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

(8)

Includes the following fully vested options granted to non-employee directors as compensation for their service on the board of directors and board committees on which they served for the year 2012 which were granted on May 4, 2012 at an exercise price of $5.87 per share and will terminate ten years from the date of grant:  Messrs. Shaftel, Small, Smith and Wetty – 3,000 options each; Messrs. Spinieo and Wade – 1,000 options each.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

Certain directors and executive officers of First Priority, and their associates, were customers of and had transactions with the Bank in the ordinary course of business during the fiscal year ended December 31, 2017.  Similar transactions may be expected to take place in the future.  Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features.  It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.  The aggregate extensions of credit to all such persons, as a group, totaled $8,956,096 with loans outstanding of $5,556,423 at December 31, 2017.

Board and Board Committees

The board of directors held ten (10) meetings in 2017.  The board of directors maintains an audit and governance committee, a compensation committee, a nominating committee and a strategic finance committee.

The membership of the compensation committee consists of Messrs. Small (Chairman), MacLean, Marcus, B. Myers, Novak, Shaftel and Spinieo and the committee met four (4) times in 2017.  Each member of the Compensation Committee is “independent” as determined under NASDAQ listing standards and SEC rules.  In determining the independence of members of the Compensation Committee, the Board considers all factors specifically relevant to determining whether the director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including (i) the source of the directors’ compensation, including any consulting, advisory or other compensation fees; and (ii) any affiliate relationship between the director and the Company or any of its subsidiaries.  The compensation committee operates under a written charter.

The nominating committee consists of Messrs. Wetty (Chairman), Marcus, Novak, Small, Smith, Spinieo and Wade and met twice during 2017.  Each member of the nominating committee is “independent” as determined under NASDAQ listing standards.  The nominating committee operates under a written charter.  The nominating committee develops and recommends criteria for the selection of director nominees to the board, including, but not limited to, diversity, age, skills, experience, and time availability (including consideration of the number of other boards on which the proposed director sits) in the context of the needs of the board and First Priority and such other criteria as the committee determines to be relevant at the time.  The committee has adopted and the board of directors has approved a policy that disallows a person from standing for election to the board of directors once they have reached the age of 76.  The committee has the power to apply these criteria in connection with the identification of individuals to be board members, as well as to apply the standards for independence imposed by NASDAQ and all applicable federal laws in connection with this identification process.  The nominating committee considers potential candidates recommended by its members, management and others, including shareholders.  The nominating committee applies the same criteria for evaluating the qualifications of directors proposed or nominated by shareholders as it applies to director nominees proposed or nominated by board members or other parties.   Messrs. Sparks and Ehrlich serve as ex-officio members of the nominating committee.

The audit and governance committee consists of Messrs. Smith (Chairman), Frank, Marcus, Shaftel and Small and met eight times during 2017.  Each member of the audit and governance committee is “independent” under NASDAQ listing standards and SEC rules.  The audit and governance committee operates under a written charter.  Messrs. Small and Smith have been designated the “audit and governance committee financial experts,” and meet the qualifications to serve as such under the NASDAQ listing standards.  The audit and governance committee is responsible for selecting the Company’s independent registered public accounting firm and reviewing their reports and the reports of the Bank’s internal auditors.

The strategic finance committee consists of Messrs. Shaftel (Chairman), MacLean, B. Myers, Small, Smith and Sparks.  The committee does not operate under a written charter.  The committee’s responsibility is to evaluate capital structure and financing opportunities, capital market activities and strategic opportunities which may be identified by the Company.  Messrs. Donato and Ehrlich serve as ex-officio members of the strategic finance committee

During 2017, all directors attended at least 75% of the aggregate number of board and committee meetings to which they are members.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is or has been an officer or employee of the Company or the Bank.  Also, during 2017, none of First Priority’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on First Priority’s compensation committee.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for the fiscal years ended December 31, 2017 and December 31, 2016.

December 31, 2017
Audit Fees	$166,980
Audit-Related Fees	$—
Tax Fees	$23,638
All Other Fees	$—
Total Fees	$190,618

December 31, 2016
Audit Fees	$131,100
Audit-Related Fees	$—
Tax Fees	$17,700
All Other Fees	$—
Total Fees	$148,800

Audit fees include audit fees related to the audit of the Company’s annual consolidated financial statements, quarterly reviews and related expenses and for the year ended December 31, 2016 audit fees related to the filing of the S-8 registration statement for up to 1,308,000 shares of common stock offered through the Company’s Stock Compensation Plan.  Tax fees include the preparation of the Company’s tax return.  All fees paid to BDO USA, LLP were pre-approved by the audit and governance committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits. The following is a list of Exhibits to this Annual Report on Form 10-K.

Exhibit No.	Description

2.1

Agreement  and Plan of Merger dated as of January 16, 2018 by and between First Priority Financial Corporation and Mid Penn Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to First Priority’s Current Report on Form 8-K filed with the SEC on January 17, 2018)

3.1(i)

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

101

The following financial information from First Priority Financial Corp. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016, (v) Cash Flows for the years ended December 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

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

First Priority Financial Corp.

March 23, 2018	By: /s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date

/s/ David E. Sparks	Chairman and Chief Executive Officer	March 23, 2018
David E. Sparks	(Principal Executive Officer) and Director

/s/ Mark J. Myers	Chief Financial Officer (Principal	March 23, 2018
Mark J. Myers	Financial and Accounting Officer)

/s/ Steven A. Ehrlich	President and Director	March 23, 2018
Steven A. Ehrlich

/s/ Joel L. Frank	Director	March 23, 2018
Joel L. Frank

/s/ Burton A. MacLean, Jr.	Director	March 23, 2018
Burton A. MacLean, Jr.

/s/ Jerome I. Marcus	Director	March 23, 2018
Jerome I. Marcus

/s/ Barry L. Myers	Director	March 23, 2018
Barry L. Myers

/s/ Alan P. Novak	Director	March 23, 2018
Alan P. Novak

/s/ Mel A. Shaftel	Director	March 23, 2018
Mel A. Shaftel

/s/ Vincent P. Small Jr.	Director	March 23, 2018
Vincent P. Small Jr.

/s/ Patrick M. Smith	Director	March 23, 2018
Patrick M. Smith

/s/ Christopher E. Spinieo	Director	March 23, 2018
Christopher E. Spinieo

/s/ Michael G. Wade	Director	March 23, 2018
Michael G. Wade

/s/ William L. Wetty	Director	March 23, 2018
William L. Wetty