Form 10-Q
period 2018-03-31
FIRST PRIORITY FINANCIAL CORP.
filed 2018-05-11
CIK 1389772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018

or

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 7, 2018
Common Stock, $1.00 Par Value	6,646,369 Outstanding Shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, and as such, statements containing the words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “projects,” “predicts,” “intends,” “seeks,” “will,” “may,” “should,” “would,” “continues,” “hope” and similar expressions, or the negative of these terms, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value, and effect. Such risks, uncertainties and changes in condition, significance, value and effect could cause First Priority Financial Corp.’s (“First Priority” or the “Company”) actual results to differ materially from those anticipated.

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

PART I

Item 1.  Financial Statements.

First Priority Financial Corp.

Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$5,474	$5,591
Interest-bearing deposits in banks	25,021	2,666
Total cash and cash equivalents	30,495	8,257
Securities available for sale, at fair value (amortized cost: $36,371 and $52,379, respectively)	35,798	52,373
Securities held to maturity, at amortized cost (fair value: $19,231 and $19,665, respectively)	18,548	18,665
Loans receivable	518,252	518,927
Less: allowance for loan losses	3,405	3,405
Net loans	514,847	515,522
Restricted investments in bank stocks	2,032	1,416
Premises and equipment, net	2,025	1,607
Bank owned life insurance	3,342	3,326
Accrued interest receivable	1,896	2,007
Other real estate owned	440	550
Deferred taxes	937	923
Goodwill	2,725	2,725
Intangible assets with finite lives, net	154	169
Other assets	1,395	2,402
Total Assets	$614,634	$609,942
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$69,457	$65,634
Interest-bearing	442,529	457,516
Total deposits	511,986	523,150
Federal Home Loan Bank of Pittsburgh advances	40,025	24,625
Subordinated debt	9,238	9,231
Accrued interest payable	841	844
Other liabilities	1,321	1,596
Total Liabilities	563,411	559,446
Shareholders’ Equity:
Preferred stock, Series C, 9%, $100 par value; authorized 10,000,000 shares:
liquidation value: $1,000 per share, 3,404 shares issued and outstanding;
liquidation value: $3,404 as of each date presented.	3,404	3,404
Common stock, $1 par value; authorized 20,000,000 shares
issued and outstanding: 2018: 6,646,469; 2017: 6,577,969	6,646	6,578
Surplus	41,267	40,843
Retained earnings (accumulated deficit)	362	(323)
Accumulated other comprehensive loss	(456)	(6)
Total Shareholders’ Equity	51,223	50,496
Total Liabilities and Shareholders’ Equity	$614,634	$609,942

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Interest and Dividend Income
Loans receivable, including fees	$5,885	$5,293
Securities—taxable	328	268
Securities—exempt from federal taxes	97	137
Interest bearing deposits and other	44	42
Total Interest and Dividend Income	6,354	5,740
Interest Expense
Deposits	1,333	1,000
Short-term borrowings	125	58
Long-term debt	36	35
Subordinated debt	173	172
Total Interest Expense	1,667	1,265
Net Interest Income	4,687	4,475
Provision for Loan Losses	20	10
Net Interest Income after Provision for Loan Losses	4,667	4,465
Non-Interest Income
Wealth management fee income	41	39
Gains on sales of investment securities	—	25
Bank owned life insurance income	16	18
Other	107	96
Total Non-Interest Income	164	178
Non-Interest Expenses
Salaries and employee benefits	2,215	2,026
Occupancy and equipment	501	455
Data processing equipment and operations	258	228
Professional fees	211	172
Marketing, advertising, and business development	58	40
FDIC insurance assessments	142	146
Pennsylvania bank shares tax expense	98	90
Other real estate owned (gains) expense, net	(45)	32
Merger related costs	92	—
Other	329	309
Total Non-Interest Expenses	3,859	3,498
Income before Income Tax Expense	972	1,145
Income Tax Expense	210	363
Net Income	$762	$782
Preferred dividends	77	77
Income to Common Shareholders	$685	$705
Income per common share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11
Weighted average common shares outstanding:
Basic	6,636	6,534
Diluted	6,974	6,705

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$762	$782
Other comprehensive (loss) income:
Securities available for sale:
Change in unrealized (loss) gain on securities available for sale	(567)	196
Reclassification adjustment for realized gains on sale of investment securities included in net income	-	(25)
Tax effect	119	(58)
Net (losses) gains arising during the period	(448)	113
Net unrealized holding losses on securities transferred between available for sale and held to maturity:
Amortization of net unrealized holding losses to interest and dividend income on taxable securities during the period	(3)	(5)
Tax effect	1	2
Net unrealized holding losses on securities transferred during the period	(2)	(3)
Total other comprehensive (loss) income	(450)	110
Total comprehensive income	$312	$892

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2018 and 2017

(Unaudited, dollars in thousands)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance – December 31, 2016	$3,404	$6,530	$40,629	$(2,475)	$(42)	$48,046
Preferred stock dividends	—	—	—	(77)	—	(77)
Issuance of 11,200 shares of restricted common stock, net of forfeitures	—	11	(11)	—	—	—
Net income	—	—	—	782	—	782
Other comprehensive income	—	—	—	—	110	110
Stock based compensation expense	—	—	55	—	—	55
Balance—March 31, 2017	$3,404	$6,541	$40,673	$(1,770)	$68	$48,916
Balance – December 31, 2017	$3,404	$6,578	$40,843	$(323)	$(6)	$50,496
Preferred stock dividends	—	—	—	(77)	—	(77)
Issuance of 7,500 shares of restricted common stock, net of forfeitures	—	7	(7)	—	—	—
Exercise of 61,000 shares of common stock options	—	61	296	—	—	357
Net income	—	—	—	762	—	762
Other comprehensive loss	—	—	—	—	(450)	(450)
Stock based compensation expense	—	—	135	—	—	135
Balance—March 31, 2018	$3,404	$6,646	$41,267	$362	$(456)	$51,223

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$762	$782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	20	10
Write down of other real estate owned	9	11
Depreciation and amortization of premises and equipment	72	69
Net amortization	68	97
Stock based compensation expense	135	55
Net amortization of investment securities premiums and discounts	34	34
Net gains on sales of investment securities	—	(25)
Net gain on sale of other real estate owned	(105)	(47)
Net loss on disposal of premises and equipment	—	1
Bank owned life insurance policy income	(16)	(18)
Deferred income tax expense	105	338
Decrease in accrued interest receivable	111	57
Decrease (increase) in other assets	1,007	(404)
(Increase) decrease in accrued interest payable	(3)	84
Decrease in other liabilities	(275)	(2,641)
Net Cash Provided by (Used in) Operating Activities	1,924	(1,597)
Cash Flows from Investing Activities
Net repayments in loans	610	376
Purchases of securities available for sale	—	(7,176)
Purchases of restricted stock	(616)	(248)
Proceeds from maturities or calls of securities available for sale	15,993	40,703
Proceeds from maturities or calls of securities held to maturity	95	95
Proceeds from the sale of securities available for sale	—	436
Proceeds from the sale of other real estate owned	206	860
Purchases of premises and equipment	(490)	(16)
Net Cash Provided by Investing Activities	15,798	35,030
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(11,164)	289
Net increase in short-term borrowings	15,400	6,200
Proceeds from the exercise of common stock options	357	—
Cash dividends paid on preferred stock	(77)	(77)
Net Cash Provided by Financing Activities	4,516	6,412
Net Increase in Cash and Cash Equivalents	22,238	39,845
Cash and Cash Equivalents—Beginning	8,257	4,761
Cash and Cash Equivalents—Ending	$30,495	$44,606
Supplementary Disclosures of Cash Flows Information
Noncash activity:
Trade date accounting for investment securities purchased	$—	$321
Cash paid for interest on deposits and borrowings	$1,670	$1,187
Cash paid for income taxes	$15	$25

See notes to unaudited consolidated financial statements.

First Priority Financial Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Organization and Nature of Operations

First Priority Financial Corp.

First Priority Financial Corp. (“First Priority” or the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania on February 13, 2007. On May 11, 2007, as a result of a reorganization and merger, First Priority Bank (the “Bank”) became a wholly-owned subsidiary of First Priority.  First Priority, primarily through the Bank, serves residents and businesses in the Delaware Valley with branches in Berks, Bucks, Chester and Montgomery counties in Pennsylvania.  The Bank, headquartered in Malvern, PA, has eight retail branch office locations and one loan production office and is a locally managed community bank providing commercial banking products, primarily loans and deposits. First Priority provides banking services through the Bank and does not engage in any activities other than banking and related activities.

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

Merger with Mid Penn Bancorp, Inc.

As previously announced on January 16, 2018, First Priority entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid Penn Bancorp, Inc. (“Mid Penn”) pursuant to which First Priority will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. On a pro forma basis, at December 31, 2017, the combined company would have approximately $2.2 billion in total assets, $1.6 billion in loans, $1.8 billion in deposits and $170 million in equity capital.   Under the terms of the Merger Agreement, shareholders of First Priority will receive 0.3481 shares of Mid Penn common stock for each share of First Priority common stock they own. Subject to customary closing conditions including regulatory and shareholder approvals, it is expected that the Merger will be completed in the third quarter of 2018.  The combination would, upon completion, establish a community bank with 37 retail locations serving 12 counties in Pennsylvania and would have a geographical presence in southeastern Pennsylvania in Berks, Bucks Chester and Montgomery counties, central Pennsylvania in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland and Schuylkill counties and western Pennsylvania in Fayette and Westmoreland counties resulting from Mid Penn’s acquisition of Scottdale Bank & Trust on January 8, 2018.

Basis of Presentation

The accompanying unaudited consolidated financial statements consist of the Company and the Company’s wholly owned consolidated subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These statements are prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or all footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for First Priority Financial Corp. for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2018. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Subsequent Events

Management has evaluated events and transactions occurring subsequent to March 31, 2018 for items that should potentially be recognized or disclosed in these Consolidated Financial Statements. The evaluation was conducted through the date these financial statements were issued.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, totaling $35 thousand as of both March 31, 2018 and December 31, 2017, represents management’s estimate of potential losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Total reclassifications from accumulated other comprehensive income (loss) for the periods presented are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement where Net Income is Presented
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Sale of investment securities available for sale	$—	$(25)	Gains on sales of investment securities
Amortization of unrealized holding losses on securities transferred from available for sale to held to maturity	(3)	(5)	Interest and dividend Income on taxable securities
Tax effect	1	10	Income Tax Expense
Total reclassification	$(2)	$(20)

Accumulated other comprehensive income (loss) as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Net unrealized loss on available for sale securities	$(453)	$(4)
Net unrealized holding loss on securities transferred from available for sale to held to maturity	(3)	(2)
Total	$(456)	$(6)

Note 2—Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this ASU is an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. First Priority’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. First Priority adopted this new accounting guidance at January 1, 2018 and is using the modified retrospective approach. The modified retrospective approach uses a cumulative-effect adjustment to retained earnings to reflect uncompleted contracts in the initial application of the guidance. The Company has assessed its revenue streams and has reviewed its contracts with customers that could be affected by the new guidance; including wealth management fees, fees on deposits, gains and losses on the sale of other real estate owned and debit card interchange fees; and there have been no material changes to the timing or amount of revenue recognition.  The adoption of this accounting guidance does not have a significant impact on the Company’s financial condition or results of operations. See Note 10 Revenue Recognition, for more information.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 changes current U.S. GAAP for public entities by requiring the following, among others: (1) equity securities, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income; (2) the use of the exit price when measuring fair value of financial instruments for disclosure purposes; (3) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; and (4) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or notes to the financial statements. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods.  The Company does not hold any equity investments (excluding restricted investments in bank stocks) that do not have a readily determinable market value.  Fair values on loans receivable are estimated using a discounted cash flow analysis to achieve an exit price measurement.  See Note 9 Fair Value Measurements and Fair Values of Financial Instruments, for more information.  The Company has determined the implementation of this standard does not have a material impact to the financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has nine leases related to its current office locations, all of which are classified as operating leases, which upon implementation of the new standard in January 2019, will result in both a right-of-use asset and a corresponding lease liability in its consolidated balance sheets currently estimated at approximately $6.4 million.  The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein.  Early adoption is permitted.  The Company is reviewing our system and data collection to determine necessary changes to our current practice.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This ASU clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The Company adopted this ASU beginning January 1, 2018 and has determined that there is no impact on its consolidated financial statements and disclosures. Historically the cash flows, addressed by this standard, have been infrequent and immaterial.

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

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities”, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted for all entities, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the implementation of this standard to have a material impact on its consolidated statement of operations.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 states that an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, and the Company adopted this accounting guidance effective December 31, 2017.  The amount of this reclassification was immaterial.

Note 3—Earnings Per Common Share

Diluted earnings per common share take into account the potential dilution that could occur if securities or other contracts to issue common stock are exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion, are assumed to be used to purchase shares of the Company’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting for common stock equivalents. For purposes of calculating the basic and diluted earnings per share, the Company’s reported net income is adjusted for dividends on preferred stock to determine the net income to common shareholders.  As of March 31, 2018, all outstanding options to purchase common stock are included in the computation of diluted shares; however as of December 31, 2017, 54,029 options to purchase common shares were not included in the computation because to do so would have been anti-dilutive.

The calculations of basic and diluted earnings per common share are presented below for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	(In thousands, except per share information)
	2018	2017
Net income	$762	$782
Less: preferred stock dividends, Series C	(77)	(77)
Income to common shareholders	$685	$705
Average basic common shares outstanding	6,636	6,534
Effect of dilutive stock options	338	171
Average number of common shares used to calculate diluted earnings per common share	6,974	6,705
Basic earnings per common share	$0.10	$0.11
Diluted earnings per common share	$0.10	$0.11

Note 4—Securities

The amortized cost, unrealized gains and losses, and the fair value of the Company’s investment securities available for sale and held to maturity are as follows for the periods presented:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$5,994	$—	$(30)	$5,964
Obligations of states and political subdivisions	4,213	60	(7)	4,266
Federal agency mortgage-backed securities	24,563	—	(671)	23,892
Federal agency collateralized mortgage obligations	101	—	(2)	99
Other debt securities	1,500	77	—	1,577
Total investment securities available for sale	$36,371	$137	$(710)	$35,798
Held To Maturity:
Obligations of states and political subdivisions	$18,065	$650	$(11)	$18,704
Other debt securities	483	44	—	527
Total investment securities held to maturity	$18,548	$694	$(11)	$19,231

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$20,991	$—	$(20)	$20,971
Obligations of states and political subdivisions	4,218	168	—	4,386
Federal agency mortgage-backed securities	25,524	16	(251)	25,289
Federal agency collateralized mortgage obligations	111	—	(2)	109
Other debt securities	1,500	83	—	1,583
Money market mutual fund	35	—	—	35
Total investment securities available for sale	$52,379	$267	$(273)	$52,373
Held To Maturity:
Obligations of states and political subdivisions	$18,183	$953	$(4)	$19,132
Other debt securities	482	51	—	533
Total investment securities held to maturity	$18,665	$1,004	$(4)	$19,665

The Company previously transferred investment securities from available for sale to held to maturity securities.  Related to these transfers, there were net unrealized holding losses of $5 thousand and $3 thousand, before the impact of taxes, as of March 31, 2018 and December 31, 2017, respectively, which are being amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

Included in unrealized losses are market losses on securities that have been in a continuous unrealized loss position for twelve months or more and those securities that have been in a continuous unrealized loss position for less than twelve months. The table below details the aggregate unrealized losses and aggregate fair value of the underlying securities whose fair values are below their amortized cost at March 31, 2018 and December 31, 2017.

	As of March 31, 2018
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,966	$(28)	3	$1,998	$(2)	2	$5,964	$(30)	5
Obligations of states and political subdivisions	795	(7)	1	—	—	—	795	(7)	1
Federal agency mortgage-backed securities	20,696	(516)	17	3,196	(155)	4	23,892	(671)	21
Federal agency collateralized mortgage obligations	—	—	—	99	(2)	1	99	(2)	1
Total Available for Sale	$25,457	$(551)	21	$5,293	$(159)	7	$30,750	$(710)	28
Held to Maturity:
Obligations of states and political subdivisions	$508	$(8)	1	$315	$(3)	1	$823	$(11)	2
Total Held to Maturity	$508	$(8)	1	$315	$(3)	1	$823	$(11)	2

	As of December 31, 2017
	Less than 12 Months			12 Months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. government agencies and corporations	$3,975	$(17)	3	$1,996	$(3)	2	$5,971	$(20)	5
Federal agency mortgage-backed securities	20,099	(162)	12	3,416	(89)	4	23,515	(251)	16
Federal agency collateralized mortgage obligations	-	-	-	109	(2)	1	109	(2)	1
Total Available for Sale	$24,074	$(179)	15	$5,521	$(94)	7	$29,595	$(273)	22
Held to Maturity:
Obligations of states and political subdivisions	$195	$(1)	1	$315	$(3)	1	$510	$(4)	2
Total Held to Maturity	$195	$(1)	1	$315	$(3)	1	$510	$(4)	2

As of March 31, 2018, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates, particularly given the minimal inherent credit risk associated with the issuers of these securities and that the unrealized losses in these portfolios are not the result of deteriorating credit within any investment category.

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

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired. These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). The Company does not intend to sell any of these securities and it is not likely to be required to sell any of these securities before recovery. Management does not believe any unrealized loss on individual securities, as of March 31, 2018 represents other than temporary impairment.

For the three months ended March 31, 2018 there were no realized gains recorded compared to $25 thousand for the three months ended March 31, 2017.

Securities totaling $52.3 million and $69.0 million were pledged at March 31, 2018 and December 31, 2017, respectively, to secure public fund deposits. In addition, securities pledged to secure borrowings by the Bank totaled $20 thousand at both March 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of securities as of March 31, 2018 by contractual maturity are shown below. Certain of these investment securities have call features which allow the issuer to call the security prior to its maturity date at the issuer’s discretion.

	March 31, 2018
	Available for Sale Securities		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$3,999	$3,995	$97	$99
Due after one year through five years	1,995	1,969	1,011	1,019
Due after five years through ten years	1,500	1,577	2,365	2,409
Due after ten years	4,213	4,266	15,075	15,704
	11,707	11,807	18,548	19,231
Federal agency collateralized mortgage obligations	101	99	—	—
Federal agency mortgage-backed securities	24,563	23,892	—	—
Total	$36,371	$35,798	$18,548	$19,231

Note 5—Loans Receivable and Related Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial:
Commercial and industrial	$87,375	$85,395
Commercial mortgage	235,392	235,946
Commercial construction	33,517	30,866
Total commercial	356,284	352,207
Residential mortgage loans	132,092	133,727
Consumer:
Home equity lines of credit	19,236	19,295
Other consumer loans	10,823	13,780
Total consumer	30,059	33,075
Total	518,435	519,009
Allowance for loan losses	(3,405)	(3,405)
Net deferred loan fees	(183)	(82)
Total net loans receivable	$514,847	$515,522

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

The following tables summarize the activity in the allowance for loan losses by loan class for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$666	$(47)	$1	$29	$649
Commercial mortgage	1,078	—	—	20	1,098
Commercial construction	147	—	—	9	156
Residential mortgage loans	624	—	25	(32)	617
Home equity lines of credit	103	—	—	30	133
Other consumer loans	74	—	1	(11)	64
Unallocated	713	—	—	(25)	688
Total	$3,405	$(47)	$27	$20	$3,405

	For the Three Months Ended
	March 31, 2017
	Allowance for Loan Losses
	(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provision for loan losses	Ending Balance
Commercial and industrial	$647	$—	$—	$11	$658
Commercial mortgage	1,051	—	—	57	1,108
Commercial construction	113	—	—	12	125
Residential mortgage loans	452	—	—	(2)	450
Home equity lines of credit	188	—	—	(23)	165
Other consumer loans	97	(24)	16	—	89
Unallocated	782	—	—	(45)	737
Total	$3,330	$(24)	$16	$10	$3,332

The following tables present the balance in the allowance for loan losses at March 31, 2018 and December 31, 2017 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	March 31, 2018
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$649	$-	$649	$87,375	$537	$86,838
Commercial mortgage	1,098	—	1,098	235,392	340	235,052
Commercial construction	156	—	156	33,517	—	33,517
Residential mortgage loans	617	140	477	132,092	637	131,455
Home equity lines of credit	133	—	133	19,236	—	19,236
Other consumer loans	64	—	64	10,823	3	10,820
Unallocated	688	—	688	—	—	—
Total	$3,405	$140	$3,265	$518,435	$1,517	$516,918

	December 31, 2017
	Allowance for Loan Losses			Loans Receivable
	(Dollars in thousands)
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Commercial and industrial	$666	$42	$624	$85,395	$582	$84,813
Commercial mortgage	1,078	—	1,078	235,946	346	235,600
Commercial construction	147	—	147	30,866	—	30,866
Residential mortgage loans	624	140	484	133,727	637	133,090
Home equity lines of credit	103	—	103	19,295	—	19,295
Other consumer loans	74	—	74	13,780	3	13,777
Unallocated	713	—	713	—	—	—
Total	$3,405	$182	$3,223	$519,009	$1,568	$517,441

The following tables summarize information in regard to impaired loans by loan portfolio class as of March 31, 2018 and December 31, 2017 as well as for the three month periods ended March 31, 2018 and 2017, respectively:

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$537	$1,236	$—	$251	$906	$—
Commercial mortgage	340	417	—	346	418	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	3	3	—	3	3	—
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$331	$331	$42
Commercial mortgage	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	140	637	637	140
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total:
Commercial and industrial	$537	$1,236	$—	$582	$1,237	$42
Commercial mortgage	340	417	—	346	418	—
Commercial construction	—	—	—	—	—	—
Residential mortgage loans	637	637	140	637	637	140
Home equity lines of credit	—	—	—	—	—	—
Other consumer loans	3	3	—	3	3	—
Total	$1,517	$2,293	$140	$1,568	$2,295	$182

	Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial and industrial	$572	$2	$495	$4
Commercial mortgage	345	2	88	4
Commercial construction	—	—	—	—
Residential mortgage loans	—	—	—	—
Home equity lines of credit	—	—	—	—
Other consumer loans	3	—	3	—
With an allowance recorded:
Commercial and industrial	$—	$—	$196	$—
Commercial mortgage	—	—	42	—
Commercial construction	—	—	—	—
Residential mortgage loans	637	6	637	23
Home equity lines of credit	—	—	—	—
Other consumer loans	—	—	—	—
Total:
Commercial and industrial	$572	$2	$691	$4
Commercial mortgage	345	2	130	4
Commercial construction	—	—	—	—
Residential mortgage loans	637	6	637	23
Home equity lines of credit	—	—	—	—
Other consumer loans	3	—	3	—
Total	$1,557	$10	$1,461	$31

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial and industrial	$396	$435
Commercial mortgage	200	200
Other consumer loans	3	3
Total	$599	$638

The Company’s policy for interest income recognition on non-accrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. The Company will not recognize income if these factors do not exist. Interest that would have been accrued on non-accruing loans under the original terms but was not recognized as interest income totaled $17 thousand and $19 thousand for the three months ended March 31, 2018 and 2017, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$86,839	$—	$536	$—	$87,375
Commercial mortgage	234,563	—	829	—	235,392
Commercial construction	33,517	—	—	—	33,517
Residential mortgage loans	132,092	—	—	—	132,092
Consumer:
Home equity lines of credit	19,236	—	—	—	19,236
Other consumer loans	10,823	—	—	—	10,823
Total	$517,070	$—	$1,365	$—	$518,435

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$84,811	$—	$584	$—	$85,395
Commercial mortgage	235,114	—	832	—	235,946
Commercial construction	30,866	—	—	—	30,866
Residential mortgage loans	133,727	—	—	—	133,727
Consumer:
Home equity lines of credit	19,295	—	—	—	19,295
Other consumer loans	13,780	—	—	—	13,780
Total	$517,593	$-	$1,416	$—	$519,009

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$319	$—	$343	$662	$86,713	$87,375
Commercial mortgage	—	—	200	200	235,192	235,392
Commercial construction	—	—	—	—	33,517	33,517
Residential mortgage loans	637	—	—	637	131,455	132,092
Consumer:
Home equity lines of credit	—	—	—	—	19,236	19,236
Other consumer loans	—	—	3	3	10,820	10,823
Total	$956	$—	$546	$1,502	$516,933	$518,435

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
Commercial:
Commercial and industrial	$36	$284	$698	$1,018	$84,377	$85,395
Commercial mortgage	2,206	—	200	2,406	233,540	235,946
Commercial construction	—	—	—	—	30,866	30,866
Residential mortgage loans	329	—	—	329	133,398	133,727
Consumer:
Home equity lines of credit	—	—	—	—	19,295	19,295
Other consumer loans	33	65	3	101	13,679	13,780
Total	$2,604	$349	$901	$3,854	$515,155	$519,009

As of March 31, 2018, there were no loans 90 days past due and still accruing interest.  As of December 31, 2017 there was one loan totaling $263 thousand that was past due 90 days and still accruing interest which was a single loan relationship and was paid off in its entirety in January 2018, with no losses incurred.

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

The following tables summarize the balance of outstanding TDRs at March 31, 2018 and December 31, 2017:

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
March 31, 2018
Commercial and Industrial	2	$141	$53	$194
Commercial mortgage loans	1	140	-	140
Residential mortgage loans	1	637	-	637
Total	4	$918	$53	$971

	Number of Loans	Performing TDR's	Non-Performing TDR's	Total TDRs
	(Dollars in thousands)
December 31, 2017
Commercial and Industrial	2	$147	$55	$202
Commercial mortgage loans	1	146	-	146
Residential mortgage loans	1	637	-	637
Total	4	$930	$55	$985

As of March 31, 2018, there were no commitments to lend additional funds to debtors whose terms have been modified in TDRs; however, there was an interest only residential mortgage loan which was 30 days past due as to principal and interest and was re-financed in April 2018 as an amortizing loan and brought current.  As of December 31, 2017, there was one commercial loan TDR totaling $55 thousand which was in default and is classified as non-accrual.

For the three months ended March 31, 2018 and 2017, the Company did not enter into any  new TDRs.

The carrying amount of foreclosed residential real estate properties held was $366 thousand as of March 31, 2018.  There was one commercial mortgage loan totaling $294 thousand collateralized by residential real estate property that was in the process of foreclosure as of March 31, 2018.

Note 6—Deposits

The components of deposits at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Demand, non-interest bearing	$69,457	$65,634
Demand, interest-bearing	30,333	29,918
Money market and savings accounts	144,398	145,355
Time, $100 and over	80,848	84,358
Time, other	186,950	197,885
	$511,986	$523,150

Included in time, other at March 31, 2018 and December 31, 2017 are brokered deposits of $112.3 million and $120.2 million, respectively.

As of March 31, 2018 and December 31, 2017 aggregate time deposits which exceed the $250 thousand FDIC insurance limit were $30.5 million and $32.1 million, respectively.

At March 31, 2018, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
3/31/2019	$144,040
3/31/2020	71,615
3/31/2021	27,451
3/31/2022	17,004
3/31/2023	7,683
Thereafter	5
$267,798

Note 7—Stock Compensation Program

In 2005, the Company adopted the 2005 Stock Compensation Program, which was amended at the Company’s annual meeting on April 23, 2009 as the 2009 Stock Compensation Program (the “Program”) and further amended effective March 18, 2010. The Program allows equity benefits to be awarded in the form of Incentive Stock Options, Compensatory Stock Options or Restricted Stock. The Program authorizes the Board of Directors to grant options up to an aggregate maximum of 1,207,957 shares to officers, other employees and directors of the Company, including 382,957 shares which were authorized for grant under this plan as a result of the merger with Affinity Bancorp, Inc. Only employees of the Company will be eligible to receive Incentive Stock Options and such grants are subject to the limitations under Section 422 of the Internal Revenue Code.

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

A summary of stock option activity is presented below for the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2018
	Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	807,870	$5.84
Granted during period	-	-
Forfeited/cancelled during the period	-	-
Exercised	(61,000)	5.59
Expired	(12,978)	10.72
Outstanding at end of period	733,892	$5.77
Exercisable at end of period	165,892	$6.68

The weighted average remaining contractual lives of all outstanding stock options and exercisable options at March 31, 2018 were 5.47 years and 4.11 years, respectively, and 5.46 years and 3.05 years, respectively, at December 31, 2017. The aggregate intrinsic value of all outstanding stock options based on the closing price was $3.6 million as of March 31, 2018, including $659 thousand related to currently exercisable options, and $2.5 million as of December 31, 2017, including $586 thousand related to exercisable options.

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

As of March 31, 2018, there was $118 thousand of unrecognized compensation cost related to non-vested stock options granted after January 1, 2007, excluding those stock options issued in conjunction with the Company’s severance plan. That cost is expected to be recognized over a weighted average period of 1.50 years. There was no tax benefit recognized related to this stock-based compensation. There are 355,000 stock options issued in connection with the termination of the previously executed change in control agreements and the adoption of the severance plan with $576 thousand of unrecognized compensation cost which will only be recognized if a change in control occurs, based on the options which remain outstanding and are probable to vest at that time.  During 2015, included in the options granted, there were 99,000 performance options issued to various employees.  Certain performance criteria must be achieved over the performance period in order for the option to vest.  Performance is analyzed on a quarterly basis to determine if the specific required performance is more likely than not to be achieved.  Based on this evaluation, 82,500 performance options were cancelled to date, leaving 16,500 outstanding as of March 31, 2018.  These non-vested options may be further adjusted in the future if the performance measures are not met.

Restricted Stock grants fully vest after a minimum of three years from the date of grant (or potentially earlier upon a change of control or retirement after the age of 66), subject to the recipient remaining an employee of the Company.  Directors are also granted restricted stock as part of their compensation for their services on the Board of Directors, or related Committees, as approved by the Compensation Committee of the Board. Upon issuance of the shares, resale of the shares is restricted during the vesting period, during which the shares may not be sold, pledged, or otherwise disposed of. Prior to the vesting date and in the event the recipient terminates association with Company for any reasons other than death, disability or change of control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Compensation expense related to restricted stock awards granted under the Program is determined at the date of the award based on the estimated fair value of the shares and is amortized over the vesting period.  As of March 31, 2018, there was $479 thousand of unrecognized compensation cost related to restricted stock, which will be amortized through July 31, 2021.

A summary of restricted stock award activity is presented below for the three months ended March 31, 2018:

Shares
Outstanding unvested shares at beginning of period	124,150
Shares Granted during period	7,500
Shares Forfeited during the period	─
Shares Vested during period	(5,000)
Outstanding unvested shares at end of period	126,650

Note 8—Regulatory Matters

The Bank’s capital amounts (dollars in thousands) and ratios at March 31, 2018 and December 31, 2017 are presented below:

	Actual		Minimum Capital Requirement			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2018
Total capital (to risk-weighted assets)	$60,745	12.49%		$38,912	>8.0%	$	>48,639	>10.0%
Tier 1 capital (to risk-weighted assets)	48,067	9.88		>29,184	>6.0		>38,912	>8.0
Tier 1 common equity capital (to risk-weighted assets)	48,067	9.88		>21,888	>4.5		>31,616	>6.5
Tier 1 capital (to total assets)	48,067	8.09		>23,758	>4.0		>29,698	>5.0
December 31, 2017
Total capital (to risk-weighted assets)	$59,886	12.15%	$	>39,434	>8.0%	$	>49,292	>10.0%
Tier 1 capital (to risk-weighted assets)	47,215	9.58		>29,575	>6.0		>39,434	>8.0
Tier 1 common equity capital (to risk-weighted assets)	47,215	9.58		>22,182	>4.5		>32,040	>6.5
Tier 1 capital (to total assets)	47,215	8.08		>23,384	>4.0		>29,230	>5.0

The federal banking agencies approved rules that implemented the Dodd-Frank requirements and certain other regulatory capital reforms which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

Under these rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements is being phased in over a three-year period beginning January 1, 2016 and was 1.25% in 2017, and is 1.875% in 2018.  The capital buffer requirement, on a fully phased-in basis as of January 1, 2019, effectively raises the minimum required common equity Tier 1 capital ratio to 7.0% (5.75% in 2017 and 6.375% in 2018), the Tier 1 capital ratio to 8.5% (7.25% in 2017 and 7.875% in 2018), and the total capital ratio to 10.5% (9.25% in 2017 and 9.875% in 2018).

Note 9—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2018 and December 31, 2017 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

During the three months ended March 31, 2018 there were no transfers between fair value hierarchy levels.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2018:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$5,964	$—	$5,964	$—
Obligations of states and political subdivisions	4,266	—	4,266	—
Federal agency mortgage-backed securities	23,892	—	23,892	—
Federal agency collateralized mortgage obligations	99	—	99	—
Other debt securities	1,577	—	1,577	—
Total assets measured at fair value on a recurring basis	$35,798	$—	$35,798	$—
As of December 31, 2017:
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$20,971	$—	$20,971	$—
Obligations of states and political subdivisions	4,386	—	4,386	—
Federal agency mortgage-backed securities	25,289	—	25,289	—
Federal agency collateralized mortgage obligations	109	—	109	—
Other debt securities	1,583	—	1,583	—
Money market mutual fund	35	35	—	—
Total assets measured at fair value on a recurring basis	$52,373	$35	$52,338	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
As of March 31, 2018:
Impaired loans	$1,072	$—	$—	$1,072
Other real estate owned	74	—	—	74
Total assets measured at fair value on a nonrecurring basis	$1,146	$—	$—	$1,146
As of December 31, 2017:
Impaired loans	$1,119	$—	$—	$1,119
Other real estate owned	69	—	—	69
Total assets measured at fair value on a nonrecurring basis	$1,188	$—	$—	$1,188

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

Quantitative information about Level 3 fair value measurements at March 31, 2018 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,072	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-00% (0.00%)
			Liquidation expenses	8% (8.00%)
Other real estate owned	$74	Appraisal of collateral (1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	7% (7.00%)

Quantitative information about Level 3 fair value measurements at December 31, 2017 is included in the table below:

	Fair Value	Valuation Techniques	Unobservable Inputs (2)	Estimated Ratings (Weighted Average) (3)
	(Dollars in thousands)
Impaired loans	$1,119	Appraisal of real estate collateral (1)	Appraisal adjustments	0%-75% (12.19%)
			Liquidation expenses	0%-10% (8.47%)
Other real estate owned	$69	Appraisal of collateral (1)	Appraisal adjustments	0% (0.00%)
			Liquidation expenses	8% (8.00%)

(1)	Fair Value is generally determined through independent appraisals of the underlying collateral, which include Level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
(3)	The range and weighted average of qualitative factors such as economic conditions and estimated liquidation expenses are presented as a percent of the appraised value.

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

Other real estate owned measured at fair value on a nonrecurring basis consists of properties acquired as a result of accepting a deed in lieu of foreclosure, foreclosure or through other means related to collateral on Bank loans which resulted in a gain or loss recognized during the period. Costs relating to the development or improvement of assets are capitalized and costs relating to holding the property are charged to expense. As of March 31, 2018, the fair value of other real estate owned consists of balances of $74 thousand, net of a valuation allowance of $9 thousand.  As of December 31, 2017, the fair value of other real estate owned consists of balances of $69 thousand, net of a valuation allowance of $38 thousand.  Fair value is generally determined based upon independent third-party appraisals of the property.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

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

Loans Receivable

At March 31, 2018, fair values for loans are estimated using a discounted cash flow analysis to achieve an exit price measurement.  The loan portfolio is segregated into groups of loans based on loan type and credit profile. Valuation inputs in determining the loan portfolio’s exit price for each segment include contractual cash flows (using weighted average interest rates, repricing characteristics, maturity, borrower payment amounts) and prepayment expectations based on market data if possible or the bank’s experience. The discount rate used in the calculation is the estimated rate that market participants would pay and the Company would receive upon the sale of the loan and includes as a factor expected credit losses.

At December 31, 2017, the fair value for loans are estimated using a discounted cash flow analysis using discount rates based on rates currently offered for loans with similar terms to borrowers of similar credit quality. This method utilizes an entry price to estimate the fair value of loans and does not necessarily represent an exit price.

Impaired Loans

Impaired loans, which are included in loans receivable, are those that are accounted for under FASB ASC Topic 310, “Receivables”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of the impaired loans consists of the loan balances, net of any valuation allowance. As of March 31, 2018 the fair value of impaired loans consisted of loan balances with an allowance recorded of $637 thousand, net of valuation allowances of $140 thousand; and loan balances with no related allowance recorded of $652 thousand, net of partial charge-offs of $77 thousand. As of December 31, 2017 the fair value of impaired loans consisted of loan balances with an allowance recorded of $968 thousand, net of valuation allowances of $182 thousand; and loan balances with no related allowance recorded of $529 thousand, net of partial charge-offs of $196 thousand.

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

At March 31, 2018 and December 31, 2017, the estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$30,495	$30,495	$30,495	$—	$—
Securities available for sale	36,371	35,798	—	35,798	—
Securities held to maturity	18,548	19,231	—	19,231	—
Loans receivable, net	514,847	516,353	—	—	516,353
Restricted stock	2,032	2,032	—	2,032	—
Accrued interest receivable	1,896	1,896	—	1,896	—

Liabilities:
Deposits	511,986	509,908	—	509,908	—
Federal Home Loan Bank of Pittsburgh advances	40,025	39,909	—	39,909	—
Subordinated debt	9,238	9,386	—	9,386	—
Accrued interest payable	841	841	—	841	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$8,257	$8,257	$8,257	$—	$—
Securities available for sale	52,373	52,373	35	52,338	—
Securities held to maturity	18,665	19,665	—	19,665	—
Loans receivable, net	515,522	519,721	—	—	519,721
Restricted stock	1,416	1,416	—	1,416	—
Accrued interest receivable	2,007	2,007	—	2,007	—

Liabilities:
Deposits	523,150	521,922	—	521,922	—
Federal Home Loan Bank of Pittsburgh advances	24,625	24,546	—	24,546	—
Subordinated debt	9,231	9,539	—	9,539	—
Accrued interest payable	844	844	—	844	—

Off-balance sheet credit related instruments:
Commitments to extend credit	—	—	—	—	—

Note 10— Revenue Recognition

The Company adopted Topic 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of Topic 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.

Management determined that revenue derived from financial instruments, including revenue from loans and investment securities, along with non-interest income resulting from gains (losses) from the sale of investment securities, commitment and other loan related fees as well as income from bank owned life insurance are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue.

Topic 606 is applicable to non-interest income streams such as wealth management fee income, service charges on deposits, other branch fees and other non-interest income.  However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.  Noninterest revenue streams in-scope of Topic 606 are discussed below.

Wealth Management Fee Income

Wealth management fee income is generated through the sale of non-deposit investment products offered under the trade name of First Priority Financial Services, a Division of First Priority Bank, through an investment services agreement with a third party registered broker-dealer.  Products sold include fixed and variable annuities, mutual funds, stocks and bonds and exchange traded funds (ETFs); as well as trailer fees earned related to these products. Transactions are executed by Registered Representatives who are joint employees of the Company and the registered broker dealer.  The Company’s performance obligation is generally satisfied upon the settlement date of the related transactions.  Trailer fees are calculated in arrears based on average corresponding outstanding balances.  Commissions and fees are recognized as income once the performance obligation has been met and payment from the broker dealer is remitted to the Company on a monthly basis.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other Branch Fees

Other branch fees are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as MasterCard, Visa and NYCE. ATM fees are primarily generated when a Bank customer uses another financial institution’s ATM or a non-Bank customer uses a Bank ATM.  Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, returned deposits fees, safe deposit box rentals and other services. The Company’s performance obligation for other branch fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other

Other noninterest income consists primarily of other non-recurring revenue which is not recorded in the categories listed above.  This revenue is miscellaneous in nature and is recognized as income upon receipt.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Non-Interest Income
In-scope of Topic 606:
Wealth management fee income	$41	$39
Service charges on deposits	29	36
Other branch fees	45	50
Other	21	1
Non-Interest Income (in-scope of Topic 606)	136	126
Non-Interest Income (out-of-scope of Topic 606)	28	52
Total Non-Interest Income	$164	$178

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month end revenue accruals such as wealth management fees. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes First Priority’s results of operations and highlights material changes for the three months ended March 31, 2018 and 2017, and its financial condition as of March 31, 2018 and December 31, 2017. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for First Priority and its wholly owned subsidiary, First Priority Bank. First Priority’s consolidated financial condition and results of operations consist essentially of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

You should read this discussion and analysis in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2018 included herein as well as with the audited consolidated financial statements and the accompanying footnotes for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as First Priority’s plans, objectives, expectations and intentions. Therefore, this analysis should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” presented elsewhere in this document and the “Risk Factors” described in the Company’s Form 10-K for the period ended December 31, 2017.

Overview

The following table sets forth selected measures of First Priority’s financial position or performance for the dates or periods indicated.

	As of and for the three months ended March 31,
Dollars in thousands	2018	2017
Total revenue (1)	$4,851	$4,653
Net income	762	782
Total assets	614,634	602,597
Total loans receivable	518,252	487,781
Total deposits	511,986	467,971
(1)	Total revenue equals net interest income plus non-interest income.

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

Critical Accounting Policies, Judgments and Estimates

First Priority has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. First Priority’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K as of December 31, 2017, filed with the Securities and Exchange Commission. In addition to the significant accounting policies described in Note 1 of the Company’s Form 10-K, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of January 1, 2018.  See Note 10 Revenue Recognition in the Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations Comparative Summary

Shown in the table below are the three months reported results of operations as well as the increase (decrease) for the respective periods.

	For the three months ended March 31,		Increase (decrease)	% Change
	2018	2017
	(Dollars in thousands)
Net interest income	$4,687	$4,475	$212	4.7%
Non-interest income	164	178	(14)	(7.9)%
Total Revenue	4,851	4,653	198	4.3%
Provision for loan losses	20	10	10	100.0%
Non-interest expenses	3,859	3,498	361	10.3%
Income before income tax expense	972	1,145	(173)	(15.1)%
Income tax expense	210	363	(153)	(42.1)%
Net Income	$762	$782	$(20)	(2.6)%
Preferred dividends, including net amortization	77	77	-	-
Net Income to common shareholders	$685	$705	$(20)	(2.8)%
Income per common share:
Basic	$0.10	$0.11	$(0.01)	(9.1)%
Diluted	$0.10	$0.11	$(0.01)	(9.1)%

Summary

First Priority’s consolidated net income for the three months ended March 31, 2018 was $762 thousand, or $0.10 per basic and fully diluted common share, compared to the first quarter of 2017 net income of $782 thousand, or $0.11 per basic and fully diluted common share. Income to common shareholders, after preferred dividends, totaled $685 thousand for the first three months of 2018, compared to $705 thousand for the same period in 2017.

Income before income tax expense decreased $173 thousand, or 15.1%, for the three months ended March 31, 2018, compared to the prior year.  This decline resulted primarily from an increased level of expenses which included $92 thousand of merger costs, $74 thousand of additional expenses related to opening the Bank’s new West Chester branch office in February 2018 and incremental staffing costs to enhance customer business development strategy.

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

The following table sets forth, for the three months ended March 31, 2018 and 2017, information related to First Priority’s average balances, yields on average assets, and costs of average liabilities. Average balances are derived from the daily balances throughout the periods indicated and yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of deferred costs. The net dollar amounts and percentage changes of interest income and expense are presented for comparative purposes.

Analysis of Changes in Net Interest Income

	For the Three Months Ended March 31,						Net Change in Interest Income / Expenses
	2018			2017			$ Change	% Change
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	2018 vs. 2017	2018 vs. 2017
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$519,154	$5,885	4.60%	$487,127	$5,293	4.41%	$592	11.2%
Taxable investment securities	45,978	328	2.89%	39,185	268	2.77%	60	22.4%
Nontaxable investment securities	9,463	97	4.16%	13,439	137	4.14%	(40)	(29.2)%
Total investment securities	55,441	425	3.11%	52,624	405	3.12%	20	4.9%
Deposits with banks and other (1)	6,908	44	2.56%	7,764	42	2.19%	2	4.8%
Total interest earning assets	581,503	6,354	4.43%	547,515	5,740	4.25%	614	10.7%
Non-interest-earning assets (1)	15,249			17,927
TOTAL ASSETS	$596,752			$565,442
Interest-bearing liabilities:
Demand, interest-bearing	$29,305	$26	0.37%	$53,567	$55	0.42%	$(29)	(52.7)%
Money market and savings	144,075	324	0.91%	114,782	166	0.59%	158	95.2%
Time deposits	258,650	983	1.54%	238,733	779	1.32%	204	26.2%
FHLB advances and other	38,881	161	1.68%	37,753	93	1.00%	68	73.1%
Subordinated debt	9,233	173	7.59%	9,209	172	7.59%	1	-
Total interest-bearing liabilities	480,144	1,667	1.41%	454,044	1,265	1.13%	402	31.8%
Non interest-bearing liabilities:
Demand, non interest-bearing deposits	63,151			60,768
Other liabilities	2,466			2,031
Shareholders’ equity	50,991			48,599
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$596,752			$565,442
Net interest income/rate spread		$4,687	3.02%		$4,475	3.12%	$212	4.7%
Net interest margin			3.27%			3.31%
(1)	Interest income includes dividends from restricted investments in bank stocks; the average balance of these restricted stocks are included in non-interest-earning assets.

Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volume as shown in the Changes in Net Interest Income table below which sets forth the effect which varying levels of average interest-earning assets, interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Changes in Net Interest Income
	For the Three Months Ended
	March 31, 2018 vs. 2017
	Increase (Decrease)
	Due to Change In
	(Dollars in thousands)
	Volume	Rate	Net Change
Interest income:
Loans receivable	$357	$235	$592
Taxable investment securities	49	11	60
Nontaxable investment securities	(41)	1	(40)
Total investment securities	8	12	20
Deposits with banks and other	(5)	7	2
Total interest earning assets	360	254	614
Interest expense:
Demand, interest-bearing	(23)	(6)	(29)
Money market and savings	50	108	158
Time deposits	69	135	204
FHLB advances and other borrowings	4	64	68
Subordinated debt	1	—	1
Total interest bearing liabilities	101	301	402
Change in net interest income	$259	$(47)	$212

For the three months ended March 31, 2018, net interest income increased $212 thousand, or 4.7%, to $4.69 million compared to $4.48 million for the same period in 2017. Net interest margin decreased 4 basis points, to 3.27% in the current quarter, compared to 3.31% for the three months ended March 31, 2017. At the same time, net interest spread decreased 10 basis points from 3.12% for the first quarter of 2017 to 3.02% for the same period in 2018. Overall, when comparing these periods, incremental growth of average balances (volume) accounted for an increase of $259 thousand while the change in our relative rate structure resulted in a decline in net interest income of $47 thousand.

Average interest-earning assets for the first quarter of 2018 increased $34.0 million, or 6.21%, including an increase in average loans of $32.0 million, or 6.6%, and an increase in average investment securities and average other interest-earning assets of $2.0 million, or 3.2%, when compared to the prior year period. This overall increased volume of average earning assets provided an additional $360 thousand in interest income, specifically $357 thousand provided from incremental loan balances.  The average yield on earning assets increased 18 basis points in the current period compared to the prior year three month period from 4.25% to 4.43%.  The calculated change in interest income related to changing rates is impacted by both changes in comparable interest rates for each product and by the weighting of those changes in conjunction with relative product mix structure.  This total increase of interest income related to rates was $254 thousand when comparing these periods, with the increase primarily related to loans as the corresponding average rate increased 19 basis points.

Average interest-bearing liabilities increased $26.1 million, or 5.8%, in the first quarter of 2018 compared to the same period last year.  During this time, overall average interest-bearing deposits increased $24.9 million, or 6.1%, as average money market and savings deposits increased $29.3 million and average time deposits increased $19.9 million; partially offset by a decline of $24.3 million in average interest-bearing demand deposits which was primarily related to withdrawals from four separate school district accounts at the end of their fiscal years in mid 2017. At the same time, average total borrowed funds, including subordinated debt and FHLB advances and other, increased $1.2 million, or 2.5%, when comparing the first quarter of 2018 to 2017.  The incremental growth of average interest-bearing liabilities resulted in an increase of interest expense of $101 thousand. At the same time, the average rate on interest-bearing liabilities increased 28 basis points from 1.13% for the first quarter of 2017 to 1.41% in the current period, which along with the change in mix of balances accounted for an increase in interest expense of $301 thousand.

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

The provision for loan losses was $20 thousand and $10 thousand for the three months ended March 31, 2018 and 2017, respectively.  The ongoing level of provision is impacted by the adequacy of the allowance as described above, including an analysis of impaired and non-performing loans, as well as by the level of incremental loan volume and net charge-offs of loans.  Total loans outstanding decreased slightly during both of the three months ended March 31, 2018 and 2017. Net loan charge-offs totaled $20 thousand for the three months ended March 31, 2018 compared to $8 thousand for the three months ended March 31, 2017, while period end asset quality ratios generally improved from a year ago.

Non-Interest Income

For the three months ended March 31, 2018, non-interest income totaled $164 thousand, compared to $178 thousand for the same period in 2017, respectively. As detailed in the table below, non-interest income is comprised of wealth management fees, which are principally non-recurring commissions and fees related to the sale of insurance products and annuities, service charges on deposit accounts, income resulting from the investment in bank owned life insurance, gains from the sale of investment securities, and other fees which the Bank collects from its banking customers.  The most significant decline in non-interest income related to gains realized from the sale of investment securities, which was $25 thousand for the three months ended March 31, 2017, compared to none recorded in the current period.

Components of non-interest income are shown in the table below:

	For the Three Months Ended		Net Change	% Change
	March 31,		2018 vs.	2018 vs.
	2018	2017	2017	2017
	(Dollars in thousands)
Non-Interest Income
Wealth management fee income	$41	$39	$2	5.1%
Service charges on deposits	29	36	(7)	(19.4)
Other branch fees	45	50	(5)	(10.0)
Loan related fees	12	9	3	33.3
Gains on sales of investment securities	—	25	(25)	(100.0)
Bank owned life insurance income	16	18	(2)	(11.1)
Other	21	1	20	2,000.0
Total Non-Interest Income	$164	$178	$(14)	(7.9)%

Non-Interest Expenses

For the three months ended March 31, 2018, non-interest expenses were $3.86 million, compared to $3.50 million, respectively, in the same period in 2017, representing an increase of $361 thousand, or 10.3%, respectively.  The following table sets forth information related to the various components of non-interest expenses for each respective period.

	For the Three Months Ended		Net Change	% Change
	March 31,		2018 vs.	2018 vs.
	2018	2017	2017	2017
	(Dollars in thousands)
Non-Interest Expenses
Salaries and employee benefits	$2,215	$2,026	$189	9.3%
Occupancy and equipment	501	455	46	10.1
Data processing equipment and operations	258	228	30	13.2
Professional fees	211	172	39	22.7
Marketing, advertising and business development	58	40	18	45.0
FDIC insurance assessments	142	146	(4)	(2.7)
Pennsylvania bank shares tax expense	98	90	8	8.9
Other real estate owned costs	(45)	32	(77)	(240.6)
Merger related costs	92	—	92	100.0
Other	329	309	20	6.5
Total Non-Interest Expenses	$3,859	$3,498	$361	10.3%

Highlights of significant non-interest expenses items for the three-month period ended March 31, 2018 versus the comparable 2017 period include the following:

•

Salaries and employee benefits increased $189 thousand, or 9.3%, in the three months ended March 31, 2018 compared to the first quarter of 2017. This increase includes the addition of a Chief Banking Officer focused on developing and implementing an enhanced customer development growth strategy within our existing markets.  Additionally, the current quarter included an increased level of stock based compensation costs partially offset by a lower level of incentive compensation expense accruals.

~~•~~

Occupancy and equipment costs increased $46 thousand, or 10.1%, comparing the current quarter with the same period in 2017.  The current year includes an incremental $40 thousand related to the new branch opening in West Chester in February, 2018.

~~•~~	Data processing fees increased $30 thousand, or 13.2%, compared to the first quarter of 2017.
~~•~~	Professional fees increased $39 thousand, or 22.7%, in the first quarter of 2018 compared to 2017, primarily related to consulting expenses.
~~•~~

Marketing, advertising and business development expenses increased $18 thousand, or 45.0%, in the current quarter compared to last year, primarily related to marketing campaigns to introduce the new West Chester office to enhance brand awareness, product brochure enhancements and specific deposit product advertising.

•	FDIC insurance assessments and the Pennsylvania bank shares tax expenses are primarily influenced by the increased asset size and equity levels of the Bank.
•

Other real estate owned costs reflects a reduction of expenses during the quarter as costs totaling $60 thousand were more than offset by gains of $105 thousand resulting from the sale of two properties during the quarter.  Other real estate costs for the three months ended March 31, 2017 totaled $32 thousand.

•	Merger related costs incurred for the first quarter of 2018 were $92 thousand, consisting primarily of legal related costs totaling $79 thousand. There were no merger related costs in the prior year.

Provision for Income Taxes

Income tax expense recorded in the three months ended March 31, 2018 totaled $210 thousand compared to $363 thousand for the three months ended March 31, 2017.  The Company’s effective tax rate for the three months ended March 31, 2018 was 21.6% compared to 31.7% for the three months in the prior year and reflects a reduction in First Priority’s maximum corporate tax rate from 34% in 2017 to 21% in 2018, resulting from the enactment of the Tax Cut and Jobs Act in December 2017, which was partially offset by non-deductible merger expense of $92 thousand.

The Company’s net operating loss (“NOL”) carryforwards totaled $701 thousand as of March 31, 2018.  First Priority acquired this remaining NOL for tax purposes related to the acquisition of Prestige Community Bank, which initially totaled $2.0 million, which is subject to certain limitations and expires in 2028 if not fully utilized.

Financial Condition as of March 31, 2018 and December 31, 2017

Balance Sheet Review

			Net Change	% Change
	March 31,	December 31,	2018 vs.	2018 vs.
	2018	2017	2017	2017
	(Dollars in thousands)
Assets
Cash and cash equivalents	$30,495	$8,257	$22,238	269.3%
Investment securities	54,346	71,038	(16,692)	-23.5%
Loans receivable	518,252	518,927	(675)	-0.1%
Total earning assets	603,093	598,222	4,871	0.8%

Allowance for loan losses	(3,405)	(3,405)	-	0.0%
Restricted investments in bank stocks	2,032	1,416	616	43.5%
Premises and equipment, net	2,025	1,607	418	26.0%
Bank owned life insurance	3,342	3,326	16	0.5%
Other real estate owned	440	550	(110)	-20.0%
Deferred income tax assets, net	937	923	14	1.5%
Goodwill and other identifiable intangibles	2,879	2,894	(15)	-0.5%
Other assets	3,291	4,409	(1,118)	-25.4%
Total assets	$614,634	$609,942	$4,692	0.8%

Liabilities
Deposits	$511,986	$523,150	$(11,164)	-2.1%
Borrowed funds	49,263	33,856	15,407	45.5%
Other liabilities	2,162	2,440	(278)	-11.4%
Total liabilities	563,411	559,446	3,965	0.7%
Equity
Total shareholders' equity	51,223	50,496	727	1.4%
Total liabilities and shareholders' equity	$614,634	$609,942	$4,692	0.8%

Total assets at March 31, 2018 were $614.6 million, representing an increase of $4.7 million, or 0.8%, when compared to total assets of $609.9 million at December 31, 2017.  Total assets at March 31, 2018 consisted primarily of earning assets totaling $603.1 million, including loans outstanding of $518.3 million, investment securities of $54.3 million and cash and cash equivalents of $30.5 million. At December 31, 2017, total assets consisted primarily of earning assets totaling $598.2 million, including of loans outstanding of $518.9 million, investment securities of $71.0 million and cash and cash equivalents of $8.3 million.

Deposits totaled $512.0 million at March 31, 2018 compared to $523.2 million at December 31, 2017, a decrease of $11.2 million, or 2.1%. Borrowed funds, consisting primarily of advances from Federal Home Bank of Pittsburgh, totaled $49.3 million at March 31, 2018 compared to $33.9 million at December 31, 2017, an increase of $15.4 million, or 45.5%.

Shareholders’ equity at March 31, 2018 was $51.2 million, representing an increase of $727 thousand from $50.5 million at December 31, 2017, primarily due to earnings recorded during the related period.

Investments

First Priority’s total investment portfolio was $54.3 million at March 31, 2018, compared to $71.0 million at December 31, 2017, a decline of $16.7 million, or 23.5%. During the three months ended March 31, 2018, the Company had no purchases of additional investments and no investment sales. As of December 31, 2017, the investment portfolio included $15 million of short-term investments, consisting of a Federal Home Loan Bank short term discount note, which was purchased related to year-end tax planning strategies and subsequently matured in January of 2018.  Other investment portfolio activity resulted in a decline in balances of $1.7 million.

As of March 31, 2018 and December 31, 2017, investments totaling $35.8 million and $52.4 million, respectively, were classified as available for sale while $18.5 million and $18.6 million, respectively, were classified as held to maturity. Total investments accounted for 8.8% and 11.6% of total assets at each respective date. Securities classified as available for sale are accounted for at fair value, with the difference between fair value and amortized cost reflected in other comprehensive income or loss. The Company had net unrealized losses on available for sale securities totaling $573 thousand at March 31, 2018 compared to $6 thousand at December 31, 2017. Available for sale securities are securities that management intends to hold for an indefinite period of time or securities that may be sold in response to changes in interest rates, prepayment expectations, capital management and liquidity needs.

The total investment portfolio at March 31, 2018 was comprised of federal agency securities (11%), federal agency mortgage backed securities and federal agency collateralized mortgage obligations (44%), obligations of states and political subdivisions (41%), and corporate and other debt securities (4%). All investment securities were either government guaranteed, issued by a government agency or investment grade. First Priority had no investment securities deemed to have other than temporary impairment (“OTTI”) at March 31, 2018 or December 31, 2017 and recorded no OTTI charges during either of the three months ended March 31, 2018 and 2017.

The following table sets forth information about the contractual maturities and weighted average yields of investment securities at March 31, 2018. Actual maturities may differ from contractual maturities due to scheduled principal payments and unscheduled prepayments of mortgage backed securities and, where applicable, the ability of an issuer to call a security prior to the contractual maturity date.

	Securities Available for Sale, at Fair Value
	As of March 31, 2018
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agency securities	$3,995	1.22%	$1,969	1.56%	$—	—	$—	—	$5,964	1.33%
Obligations of states and political subdivisions	—	—	—	—	—	—	4,266	4.05%	4,266	4.05%
Federal agency mortgage backed securities	—	—	502	1.81%	8,666	2.04%	14,724	2.42%	23,892	2.27%
Federal agency collateralized mortgage obligations	—	—	99	1.46%	—	—	—	—	99	1.46%
Other debt securities	—	—	—	—	1,577	5.50%	—	—	1,577	5.50%
Total investments available for sale	$3,995	1.22%	$2,570	1.60%	$10,243	2.57%	$18,990	2.79%	$35,798	2.47%

	Securities Held to Maturity, at Amortized Cost
	As of March 31, 2018
	Within 1 year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Obligations of states and political subdivisions	$97	5.80%	$1,011	3.74%	$2,365	4.65%	$14,592	4.28%	$18,065	4.31%
Other debt securities	—	—	—	—	—	—	483	4.37%	483	4.37%
Total investments held to maturity	$97	—	$1,011	3.74%	$2,365	4.65%	$15,075	4.28%	$18,548	4.28%

The amortized cost and fair value of First Priority’s investments, classified as available for sale or held to maturity, at March 31, 2018 and December 31, 2017 are shown in the following table:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available For Sale:
Obligations of U.S. government agencies and corporations	$5,994	$5,964	$20,991	$20,971
Obligations of states and political subdivisions	4,213	4,266	4,218	4,386
Federal agency mortgage-backed securities	24,563	23,892	25,524	25,289
Federal agency collateralized mortgage obligations	101	99	111	109
Other debt securities	1,500	1,577	1,500	1,583
Money market mutual fund	—	—	35	35
Total investment securities available for sale	$36,371	$35,798	$52,379	$52,373
Held To Maturity:
Obligations of states and political subdivisions	$18,065	$18,704	$18,183	$19,132
Other debt securities	483	527	482	533
Total held to maturity	$18,548	$19,231	$18,665	$19,665

Restricted investments in bank stocks

Restricted investments in bank stocks represent the investment in the common stock of correspondent banks required in order to transact business with those banks. Investments in restricted stock are carried at cost.

At both March 31, 2018 and December 31, 2017, the Bank held $110 thousand in common stock of Atlantic Community Bancshares, Inc. (parent company of Atlantic Community Bankers Bank), Camp Hill, Pennsylvania. Additionally, First Priority had investments in the common stock of the FHLB Bank of Pittsburgh totaling $1.9 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.

Loans

First Priority’s loan portfolio is the primary component of its assets. At March 31, 2018, total loans were $518.3 million, representing a decrease of $675 thousand, or 0.1%, from total loans outstanding of $518.9 million at December 31, 2017. During the first three months of 2018, new organic loan production totaled approximately $12 million while the Company experienced approximately $10 million in principal payments, unscheduled loan payoffs or net declines in usage related to lines of credit outstanding.  Additionally, a net decline related to payments received on purchased real estate portfolios was $1.8 million.  The following table sets forth the classification of First Priority’s loan portfolio at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Amount	Percent of total	Amount	Percent of total
	Dollars in thousands
Commercial & Industrial	$87,375	17%	$85,395	16%
Commercial Mortgage	235,392	46%	235,946	46%
Commercial Construction	33,517	6%	30,866	6%
Total Commercial	356,284	69%	352,207	68%
Residential Mortgage	132,092	25%	133,727	26%
Home Equity Lines	19,236	4%	19,295	4%
Other Consumer	10,823	2%	13,780	2%
Total Consumer	30,059	6%	33,075	6%
Total Loans	518,435	100%	519,009	100%
Net deferred loan costs or (fees)	(183)	0%	(82)	—
Total	$518,252	100%	$518,927	100%

Commercial mortgage loans consist of loans originated for commercial purposes which are secured by nonfarm, nonresidential properties, multifamily residential properties, or 1-4 family residential properties. As of March 31, 2018, commercial mortgage loans totaled $235.4 million, consisting of $151.9 million of loans to finance commercial business properties, of which 62% are owner occupied, $15.3 million to finance, and are secured by, multifamily properties, $54.7 million secured by 1-4 family residential dwelling properties for business purposes, and $13.5 million for other purposes. In addition, as of March 31, 2018, loans to lessors of non-residential buildings totaled $85.6 million, which is included in commercial mortgage loans; of this amount, $34.2 million, or 40%, of these loans are related to owner occupied buildings.

As of December 31, 2017, commercial mortgage loans totaled $235.9 million, consisting of $153.4 million of loans to finance commercial business properties, of which 64% are owner occupied, $14.7 million to finance, and are secured by, multifamily properties, $54.7 million secured by 1-4 family residential dwelling properties for business purposes, and $13.1 million for other purposes. In addition, as of December 31, 2017, loans to lessors of non-residential buildings totaled $87.7 million, which is included in commercial mortgage loans; of this amount, $35.9 million, or 41%, of these loans are related to owner occupied buildings.

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

Regulatory guidelines for total construction, land development and other land loans are 100% of total risk-based capital and further guidance whereby total construction, land development and other land loans combined with real estate loans secured by multifamily or nonresidential properties and loans to finance commercial real estate or construction loans (not secured by real estate) are set at 300% of total risk-based capital.  The Bank monitors these two ratios, which as of March 31, 2018, totaled 78% and 214% of total risk-based capital, respectively, both well within the regulatory suggested guidance.

Credit Quality

The Bank’s written lending policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding, with additional credit department approval for the majority of new loan balances. The Loan Committee is comprised of senior members of management who oversee the loan approval process to monitor that proper standards are maintained.

The following table summarizes non-performing assets and performing troubled debt restructurings at the dates indicated.

	March 30,	December 31,
	2018	2017
	(Dollars in thousands)
Loans past due 90 days or more and still accruing interest	$—	$263
Non-accrual loans	599	638
Total non-performing loans (1)	599	901
Other real estate owned	440	550
Total non-performing assets (2)	1,039	1,451
Performing troubled debt restructurings (3)	918	930
Total non-performing assets and performing troubled debt restructurings	$1,957	$2,381
Non-performing loans as a percentage of total loans	0.12%	0.17%
Non-performing assets as a percentage of total assets	0.17%	0.24%
Non-performing assets and performing troubled debt restructurings as a percentage of total assets	0.32%	0.39%
Ratio of allowance to non-performing loans at end of period	568%	378%
Ratio of allowance to non-performing assets at end of period	327%	235%
Allowance for loan losses as a percentage of total loans	0.66%	0.66%

(1)	Non-performing loans are comprised of (i) loans that have a non-accrual status; (ii) accruing loans that are 90 days or more past due; and (iii) non-performing troubled debt restructured loans.
(2)	Non-performing assets are comprised of non-performing loans, other real estate owned (assets acquired in foreclosure) and repossessed assets.
(3)	Performing troubled debt restructurings are accruing loans that have been restructured in troubled debt restructurings and are in compliance with their modified terms.

Total non-performing loans were $599 thousand at March 31, 2018, and $901 thousand at December 31, 2017. During the quarter, a commercial loan which was ninety plus days past due and still accruing interest pending asset sale as of December 31, 2017, totaling $263 thousand, was paid off in January based on completion of the sale of the property with no losses incurred.  Additionally, a charge-off was recorded on a non-accrual loan of $37 thousand related to a non-performing commercial loan secured by residential real estate. Total non-performing loans as a percentage of total loans was 0.12% as of March 31, 2018 compared to 0.17% at December 31, 2017.

Other real estate owned totaled $440 thousand at March 31, 2018 compared to $550 thousand at December 31, 2017.  This decline was primarily related to the liquidation of two properties during this three month period.  As of March 31, 2018 and December 31, 2017 there were no repossessed assets.  Non-performing assets totaled $1.0 million, or 0.17% of total assets, as of March 31, 2018, compared to $1.5 million, or 0.24% of total assets, as of December 31, 2017.

While not considered non-performing, First Priority’s performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured. At March 31, 2018 and December 31, 2017, First Priority had performing troubled debt restructurings totaling $918 and $930 thousand, respectively, as of each respective date.

The Bank’s management continues to monitor and explore potential options and remedial actions to recover the Bank’s investment in non-performing loans. According to its policy, the Bank is required to maintain a specific reserve for impaired loans. See the “Allowance for Loan Losses” section below for further information.

The Bank’s total delinquency amount is comprised of loans past due 30 to 89 days and still accruing plus the balance of nonperforming loans. As of March 31, 2018 and December 31, 2017, loans past due 30 to 89 days and still accruing totaled $956 thousand and $2.95 million, respectively, which when added to the non-performing loans for each period, resulted in a total delinquency ratio of 0.30% and 0.74%, respectively, of total loans outstanding.

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

The following table sets forth a summary of the changes in the allowance for loan losses for the periods indicated:

	For the Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Balance at the beginning of period	$3,405	$3,330
Charge-offs:
Commercial and Industrial	47	—
Other consumer loans	—	24
Total loans charged off	47	24
Recoveries:
Commercial and Industrial	1	—
Residential Mortgage Loans	25	—
Other consumer	1	16
Total recoveries	27	16
Net loans charged off	20	8
Provision charged to operations	20	10
Balance at end of period	$3,405	$3,332
Average loans (1)	$519,154	$487,127

Ratio of net charge-offs (recoveries) during period to average loans outstanding during period (annualized) (1)	0.02%	0.01%
Allowance for loan losses as a percentage of total loans	0.66%	0.68%

(1)	Includes non-accrual loans

The following table sets forth the allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect the then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31,		December 31,
	2018		2017
	Amount	Percent of total loans (1)	Amount	Percent of total loans (1)
(In thousands except percentage data)
Commercial and Industrial	$649	17%	$666	18%
Commercial Mortgage	1,098	46%	1,078	46%
Commercial Construction	156	6%	147	5%
Residential Mortgage Loans	617	25%	624	23%
Home Equity Lines of Credit	133	4%	103	5%
Other Consumer Loans	64	2%	74	3%
Total Allocated	2,717	100%	2,692	100%
Unallocated	688		713
Total Allowance for loan losses	$3,405		$3,405

(1)	Represents loans outstanding in each category, as of the date shown, as a percentage of total loans outstanding.

A specific allocation of the allowance for loan losses is established for loans that are classified as impaired or are performing troubled debt restructurings when the discounted cash flows or related collateral value of each loan is lower than the carrying value of that loan.  A specific allocation of $140 thousand has been provided on impaired loans of $1.5 million at March 31, 2018 compared to a specific allocation of $182 thousand related to $1.6 million of impaired loans at December 31, 2017.

The general allocation component of the allowance for loan losses relates to reserves established for pools of homogenous loans which includes both a qualitative and quantitative analysis. The qualitative analysis utilizes a risk matrix that incorporates qualitative and environmental factors such as: loan volume, management, loan review process, internal policies and procedures, economic environment, credit concentrations, credit quality trends, and regulatory and other external factors. These factors are each risk rated using five levels from weak to strong which could create a total qualitative adjustment factor of up to 65 basis points of gross loans, depending on individual ratings applied by management based on the assessment of the portfolio.  The quantitative analysis uses a historical four year rolling average loan loss experience factor which management believes is a sufficient period to properly represent swings resulting from changing economic cycles, and therefore, reflects an appropriate period of loss history for calculating the general reserve in the current environment. The cumulative results from the qualitative and quantitative analysis of the loan portfolio resulted in a general allocation portion of the allowance for loan losses totaling $2.6 million and $2.5 million as of March 31, 2018 and December 31, 2017, respectively.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable loss.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  The unallocated component remained relatively flat when comparing the nine months ended March 31, 2018 to the year ended December 31, 2017.

These allocations could change based on general economic or environmental factors or due to a specific credit situation which could develop within the loan portfolio.  However, based on all relevant information currently available as of March 31, 2018, management believes that the allowance for loan losses of $3.4 million is adequate as of that date and the allocations described above are appropriate.

Loan Concentrations

The Company’s loans consist of credits to borrowers spread over a broad range of industrial classifications. The largest concentrations of loans are to lessors of nonresidential buildings and lessors of residential buildings and dwellings. As of March 31, 2018, these loans totaled $85.6 million and $59.9 million, respectively, or 16.5% and 11.5%, respectively, of the total loans outstanding. As of December 31, 2017, these same classifications of loans totaled $87.7 million and $60.4 million, respectively, or 16.9% and 11.6%, respectively, of the total loans outstanding. These credits were subject to normal underwriting standards and did not present more than the normal amount of risk assumed by the Company’s other lending activities. Management believes this concentration does not pose abnormal risk when compared to the risk it assumes in other types of lending. The Company has no other concentration of loans which exceeds 10% of total loans.

Deposits

Deposits represent the primary source of funding for earning assets. Deposits totaled $512.0 million at March 31, 2018 compared to $523.2 million at December 31, 2017, representing a decrease of $11.2 million, or 2.1%. During the three months ended March 31, 2018, non-interest bearing deposits increased $3.8 million, or 5.8%, primarily from the Bank’s continued focus on cash management.  During this same period, interest bearing deposits decreased $15.0 million, or 3.3%, primarily related to a decrease in total time deposits of $14.4 million, or 5.1%, as brokered time deposits declined $7.9 million and all other time deposits decreased $6.5 million. Additionally, interest-bearing checking accounts increased $415 thousand, or 1.4%, while money market and savings accounts decreased $956 thousand, or 0.7%.

First Priority attracts deposits by offering competitive products and interest rates on a broad spectrum of deposit products to customers in its local marketplace, generally through its retail branch system, and also through its internet banking platform. The Bank supplements deposits raised locally with the issuance of brokered deposits when cost effective relative to local market pricing. At March 31, 2018 and December 31, 2017, brokered deposits totaled $112.3 million and $120.2 million, respectively, which are included in time deposits. The guidelines governing the Bank’s participation in the brokered CD market are included in the Bank’s Asset Liability Management Policy, which is reviewed, revised and approved annually by the asset liability management committee and the board of directors. The FDIC places restrictions on a depository institution’s use of brokered deposits based on the bank’s capital classification. A well-capitalized institution may accept brokered deposits without FDIC restrictions. An adequately capitalized institution must obtain a waiver from the FDIC in order to accept brokered deposits, while an undercapitalized institution is prohibited by the FDIC from accepting brokered deposits. The Bank is classified as well-capitalized under the prompt corrective action provisions (see “Regulatory Matters” of the Notes to Unaudited Consolidated Financial Statements) and, therefore, may accept brokered deposits without FDIC restrictions.

The following table sets forth the average balance of deposits and the average rates paid on deposits for the periods presented.

	For the Three Months Ended March 31,
	2018		2017
	Average Balance	Rate	Average Balance	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$63,151		$60,768
Demand, interest-bearing	29,305	0.37%	53,567	0.42%
Money market and savings deposits	144,075	0.91%	114,782	0.59%
Time deposits	258,650	1.54%	238,733	1.32%
Total interest-bearing deposits	432,030	1.25%	407,082	1.00%
Total deposits	$495,181		$467,850

Short-Term Borrowed Funds

At March 31, 2018, First Priority had short-term borrowings totaling $31.0 million, compared to $15.6 million at December 31, 2017, an increase of $15.4 million, or 98.6%, between the periods. Short-term borrowings consist of advances from the FHLB with an original maturity of one year or less as of issuance date and provide a short-term funding source related to all other balance sheet changes. Advances from the FHLB at March 31, 2018 are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.

The following table outlines First Priority’s various sources of short-term borrowed funds at or for each of the three months ended March 31, 2018 and 2017. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the periods shown.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Federal funds purchased:
Balance at period end	$—	$—
Weighted average rate at period end	—	—
Maximum month-end balance	$—	$—
Average daily balance during the period	$5	$—
Weighted average rate during the period	1.77%	0.00%
FHLB short-term borrowings:
Balance at period end	$31,025	$62,364
Weighted average rate at period end	1.87%	0.99%
Maximum month-end balance	$36,625	$62,364
Average daily balance during the period	$29,876	$25,753
Weighted average rate during the period	1.70%	0.91%

Long-Term Debt

Long-term debt totaled $9.0 million at both March 31, 2018 and December 31, 2017.  These borrowings consisted of advances from the FHLB with an original maturity in excess of one year and carry a weighted average interest rate of 1.58% as of both March 31, 2018 and December 31, 2017, and an average remaining life of 1.5 years and 1.7 years, respectively. Advances from the FHLB are collateralized by an investment in the common stock of the FHLB, by a specific pledge of the Bank’s investment assets and by a blanket lien on qualifying mortgages within the Bank’s loan portfolio.  Balances of FHLB long-term debt averaged $9.0 million and $12.0 million during the three months ended March 31, 2018 and 2017, respectively, with an average rate of 1.60% and 1.19% for each of these respective periods. The maximum month-end balance of these borrowings was $9.0 million and $12.0 million for the three month periods of 2018 and 2017, respectively.

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

Capital Resources

Shareholders’ equity at March 31, 2018 was $51.2 million, representing an increase of $727 thousand from $50.5 million at December 31, 2017. Increases in equity related to net income of $762 thousand, stock based compensation costs of $135 thousand, exercise of common stock options of $357 thousand and a negative impact from market volatility related to the investment securities portfolio resulting in a net change in net unrealized gains (losses) totaling $450 thousand, and a decrease from preferred dividends paid of $77 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets and of Tier 1 capital to average assets, known as the Tier 1 leverage ratio. The following table sets forth the capital ratios for both First Priority and the Bank at March 31, 2018 and December 31, 2017.  First Priority currently meets the definition of a “small bank holding company” under the FRB’s regulations, and thus is not subject to any capital requirements; however, the Company meets the holding company regulatory requirements for “well-capitalized” for each stated period.  The Bank was considered “well-capitalized” and met or exceeded its applicable regulatory requirements for both periods.

	First Priority Financial Corp.		First Priority Bank
	As of March 31, 2018	As of December 31, 2017	For Capital Adequacy Purposes	For Capital Adequacy with Capital Buffer (2018)	To Be Considered "Well-Capitalized"	As of March 31, 2018	As of December 31, 2017
Total risk-based capital	12.61%	12.19%	8.00%	9.875%	10.00%	12.49%	12.15%
Tier 1 risk-based capital	10.00%	9.62%	6.00%	7.875%	8.00%	9.88%	9.58%
Tier 1 common equity capital	9.30%	8.93%	4.50%	6.375%	6.50%	9.88%	9.58%
Tier 1 leverage capital	8.19%	8.10%	4.00%	N/A	5.00%	8.09%	8.08%

The capital ratios above reflect the new capital requirements under "Basel III".  As of March 31, 2018, the Bank and the Company were in compliance with the new requirements. See Note 8 - Regulatory Matters for additional discussion regarding regulatory capital requirements.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by total average assets), return on equity (net income divided by average equity), and the equity to assets ratio (average equity divided by total average assets) for the three months ended March 31, 2018 and 2017.

	At or for the Three Months Ended
	March 31,
	2018	2017
Return on average assets................................	0.52%	0.56%
Return on average equity................................	6.06%	6.53%
Average equity to average assets ratio........	8.54%	8.59%

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

At March 31, 2018 and December 31, 2017, outstanding commitments to extend credit consisting of total unfunded commitments under lines of credit were $113.8 million and $115.2 million, respectively. In addition, as of each of these dates, the Company maintained $1.8 million and $2.3 million of performance standby letters of credit outstanding, respectively, and $1.7 million of financial standby letters of credit outstanding as of each respective date, on behalf of its customers.

As of March 31, 2018 and December 31, 2017 the Company did not have any deposit letters of credit outstanding.

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

Wholesale funding sources utilized by the Bank include brokered certificates of deposits, secured advances from the FHLB, federal funds purchased and other secured borrowing facilities. At March 31, 2018, wholesale funding sources totaled $152.3 million and were comprised of $112.3 million of brokered certificates of deposit and $40.0 million of FHLB advances. At December 31, 2017, wholesale funding sources totaled $144.8 million and were comprised of $120.2 million of brokered certificates of deposit and $24.6 million of FHLB advances. Wholesale funding is generally used in managing the daily liquidity needs and when it is the most cost effective funding source available to First Priority. Management continually evaluates all available funding sources for cost and availability.

An integral part of the Bank’s balance sheet management strategy is to establish and maintain borrowing facilities with correspondent banks for access to funding. Off-balance sheet borrowing capacity provides the immediate availability of funds to meet short-term financing needs without requiring the Bank to maintain excess liquidity in its investment portfolio, which may have a negative impact on earnings. In today’s environment of historically low interest rates, it also provides effective longer term funding, in terms of the cost and structure. Long term borrowings from the FHLB cannot be called prior to maturity, which provides much greater protection against a rise in interest rates when compared to retail deposits, which can be redeemed early by the depositor at lower than market rate penalties.

As of March 31, 2018 and December 31, 2017, the Bank had a borrowing facility with a correspondent bank totaling $10 million, available for short-term limited purpose usage, of which $2 million is available unsecured. The remaining $8 million is a secured line of credit.

At March 31, 2018 and December 31, 2017, the Bank had a total borrowing capacity with the FHLB of $236 million and $221 million, respectively, with advances and letters of credit outstanding of $40.0 million and $24.6 million, respectively.  Short-term liquid assets at March 31, 2018 and December 31, 2017 totaled $26.0 million and $17.7 million, respectively, and were comprised of $25.0 million and $2.7 million, respectively, of interest bearing deposits held at correspondent banks and, $1.0 million and $15.0 million, respectively, of investment securities due within 30 days.

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

At March 31, 2018, First Priority was marginally liability sensitive at the one-year gap position, as it has more liabilities subject to repricing in the subsequent twelve month period than assets. It must be noted, however, that the gap analysis is not a precise indicator of First Priority’s exposure to changing interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Furthermore, the results are influenced by management assumptions concerning the repricing characteristics of deposit products with no contractual maturities, the timing of the repricing of variable rate loans with interest rates currently fixed at interest rate floors, and prepayment speeds of loans and investments subject to prepayment prior to maturity. Additionally, net interest income performance may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities, and entering into certain off-balance sheet loan funding commitments. First Priority’s primary credit risk occurs in the loan portfolio. First Priority uses its credit policy and disciplined approach to evaluate the adequacy of the allowance for loan losses to control and manage credit risk. First Priority’s investment policy limits the degree of the amount of credit risk that may be assumed in the investment portfolio. First Priority’s principal financial market risks are liquidity risks and exposures to interest rate movements.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title

2.1

Agreement and Plan of Merger, dated as of January 16, 2018, by and between First Priority Financial Corp. and Mid Penn Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to First Priority’s Current Report on Form 8-K filed with the SEC on January 17, 2018).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PRIORITY FINANCIAL CORP.
(Registrant)
Dated: May 11, 2018	By	/s/ David E. Sparks
David E. Sparks,
Chairman and Chief Executive Officer
Dated: May 11, 2018	By	/s/ Mark J. Myers
Mark J. Myers,
Chief Financial Officer